Form 10-K
period 1993-12-31
CCB FINANCIAL CORP
filed 1994-03-11
CIK 714612

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
   (Fee Required)
For the fiscal year ended December 31, 1993
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   (No Fee Required)
For the transition period from             to
                        Commission File Number: 0-12358
                           CCB FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                        NORTH CAROLINA                                                  56-1347849
                 (State or other jurisdiction                                        (I.R.S. Employer
                       of incorporation)                                            Identification No.)

                              111 CORCORAN STREET,
                              POST OFFICE BOX 931,
                                DURHAM, NC 27702
                    (Address of principal executive offices)
                         REGISTRANT'S TELEPHONE NUMBER,
                       INCLUDING AREA CODE (919) 683-7777
            SECURITIES ISSUED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
            SECURITIES ISSUED PURSUANT TO SECTION 12(G) OF THE ACT:
                          $5.00 PAR VALUE COMMON STOCK
                                (Title of Class)
 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                   [ ]
 The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1994 was $294,687,062. On February 28, 1994, there were 9,516,379 outstanding shares of the Registrant's $5.00 par value Common Stock.
                       Document Incorporated by Reference
 Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 5, 1994 are incorporated in Part III of this report.

                             CROSS REFERENCE INDEX

Part I.     Item 1    Business
                      Description                                                                                         1-3
                      Average Balance Sheets                                                                               12
                      Net Interest Income Analysis -- Taxable Equivalent Basis                                             12
                      Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis                             13
                      Investment Securities Portfolio                                                                       7
                      Investment Securities -- Maturity/Yield Schedule                                                      7
                      Types of Loans                                                                                       14
                      Maturities and Sensitivities of Loans to Changes in Interest Rates                                   15
                      Nonperforming and Risk Assets                                                                        18
                      Loan Loss Experience                                                                                 16
                      Average Deposits                                                                                     14
                      Maturity Distribution of Large Denomination Time Deposits                                            14
                      Return on Equity and Assets                                                                          20
                      Short-Term Borrowings                                                                                32
            Item 2    Properties                                                                                            4
            Item 3    Legal Proceedings                                                                                    39
            Item 4    There has been no submission of matters to a vote of shareholders during the quarter ended
                        December 31, 1993
Part II.    Item 5    Market for the Registrant's Common Stock and Related Shareholder Matters                             10
            Item 6    Selected Financial Data                                                                              20
            Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations              5-21
            Item 8    Financial Statements and Supplementary Data
                      Consolidated Balance Sheets at December 31, 1993 and 1992                                            22
                      Consolidated Statements of Income for each of the years in the three-year period ended December
                        31, 1993                                                                                           23
                      Consolidated Statements of Shareholders' Equity for each of the years in the three-year period
                        ended December 31, 1993                                                                            24
                      Consolidated Statements of Cash Flows for each of the years in the three-year period ended
                        December 31, 1993                                                                                  25
                      Notes to Consolidated Financial Statements                                                        26-42
                      Independent Auditors' Report                                                                         44
            Item 9    There have been no disagreements with accountants on accounting and financial disclosures
Part III.   Item 10   Directors and Executive Officers of the Registrant                                                    *
            Item 11   Executive Compensation                                                                                *
            Item 12   Security Ownership of Certain Beneficial Owners and Management                                        *
            Item 13   Certain Relationships and Related Transactions                                                        *
Part IV.    Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                      (a)(1) Financial Statements (See Item 8 for Reference)
                         (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
                         (3) Exhibits have been filed separately with the Commission and are available upon written request.
                      (b) A report on Form 8-K dated October 4, 1993, and as amended October 27, 1993, was filed under Items 5 and 7.
                          A report on Form 8-K dated October 14, 1993 was filed under Items 5 and 7.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

                            DESCRIPTION OF BUSINESS
REGISTRANT
     CCB Financial Corporation (the Corporation) is a registered bank holding company headquartered in Durham, North Carolina and is the parent holding company of Central Carolina Bank and Trust Company, a North Carolina-chartered commercial bank, CCB Savings Bank of Lenoir, Inc., SSB and Graham Savings Bank, Inc., SSB, North Carolina-chartered state savings banks, and Central Carolina Bank-Georgia, a Georgia-chartered special purpose credit card bank (collectively referred to as the Subsidiary Banks). The principal assets of the Corporation are all of the outstanding shares of common stock of the Subsidiary Banks and principal sources of revenue for the Corporation are the interest income, dividends and management fees its receives from the Subsidiary Banks. At December 31, 1993, the Corporation had consolidated assets of approximately $3.3 billion and was the eighth largest banking organization headquartered in North Carolina.
SUBSIDIARY BANKS
     Central Carolina Bank and Trust Company (CCB) is chartered under the laws of the state of North Carolina to engage in general banking business. CCB offers complete service in the commercial and retail banking, savings and trust fields through 106 offices located in 34 cities and towns in North Carolina. CCB had approximately $2.9 billion in assets at December 31, 1993 and was the eighth largest bank in North Carolina. CCB provides a full range of services including deposit services, the extension of commercial credit and instalment lending, acting as custodian and safekeeper of securities, safe deposits, night depositories and electronic data processing.
     CCB Savings of Lenoir, Inc., SSB (CCB Savings) and Graham Savings Bank, Inc., SSB (Graham Savings) are full-service savings banks that provide commercial and retail banking and savings services. CCB Savings is based in Lenoir, North Carolina and operates 4 branch offices in 2 North Carolina cities and towns. Graham Savings is based in Graham, North Carolina and operates 2 branch offices in 2 North Carolina cities and towns.
     Central Carolina Bank-Georgia (CCB-Ga.) provides credit card services from its headquarters in Columbus, Georgia.
NON-BANK SUBSIDIARIES
     CCB has four wholly-owned subsidiaries: Southland Associates, Inc., CCBDE, 1st Home Mortgage Acceptance Corporation (FHMAC) and Central Carolina Bank Investment and Insurance Service Corporation (CCBIISC). Southland Associates, Inc. engages in real estate development. CCBDE is an investment holding company headquartered in Delaware. FHMAC is an issuer of collateralized mortgage obligations which was acquired through the acquisition of certain assets and assumption of certain liabilities of 1st Home Federal Savings and Loan Association, F.A., of Greensboro, North Carolina. CCBIISC engages in the sale of various annuity and mutual fund products.
COMPETITION
     North Carolina banking laws allow for state-wide branching. As a result, commercial banking in North Carolina is highly competitive. In addition to competition with smaller independent banks, the Subsidiary Banks compete directly in many of their markets with one or more of the seven larger banking organizations in North Carolina. Such competitors range in size from $3 billion to over $100 billion in total assets, including assets attributable to affiliates in other states. Consequently, the competing banks may be able to offer services and products that are not cost-efficient for the Subsidiary Banks to provide. In addition, the competing banks have access to greater financial resources that can provide higher lending limits than the Subsidiary Banks. In addition to in-state competition, banks in North Carolina have a high degree of competition from out-of-state commercial banks through the presence of loan production offices.
     In recent years, competition between commercial banks, thrift institutions and credit unions has intensified significantly. Primarily as a result of legislation aimed at effecting a deregulation of the financial institution industry, along with other regulatory changes effected by the primary federal regulators of the various types of financial institutions, the practical distinctions between a commercial bank and a thrift institution have been almost totally eliminated.
     The Subsidiary Banks also face substantial competition in all of their operations from other providers of financial services. Such competition includes money market funds and other investment vehicles; brokerage firms offering cash
                                       1
management accounts; finance companies; factoring companies; insurance companies; leasing companies; mortgage companies, and companies that issue national and regional credit cards, including large retail establishments. SUPERVISION AND REGULATION
  BANK HOLDING COMPANY REGULATION
     The Corporation is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the Federal Reserve) under the Bank Holding Company Act of 1956, as amended (the BHC Act). As such the Corporation and its Subsidiary Banks are subject to the supervision, examination and reporting requirements contained in the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, (iii) acquiring all or substantially all of the assets of any bank or
(iv) merging or consolidating with any other bank holding company.
     The BHC Act generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.
     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extension of credit to the bank holding company or any of its subsidiaries, investment in the stock or securities thereof and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
     The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve also regulates certain debt obligations, changes in control of bank holding companies and capital requirements.
     Under the provisions of the North Carolina Bank Holding Company Act of 1984, the Corporation is registered with and subject to regulations of the North Carolina Commissioner of Banks (Commissioner).
     In July of 1984, the General Assembly of North Carolina adopted the North Carolina Regional Reciprocal Banking Act (the Reciprocal Act). The Reciprocal Act permits banking organization in fourteen southeastern states and the District of Columbia with similar reciprocal legislation to acquire North Carolina banking organizations. All of these jurisdictions have enacted similar reciprocal legislation. As a result of this interstate banking legislation, the Corporation may become an acquisition target of banking organizations located in those states with reciprocal agreements. Additionally, the Corporation may pursue the acquisition of banking organizations located in those same states, although no such acquisitions are pending or presently contemplated. As a result of the consolidation in the banking industry and the expansion of the North Carolina super-regional bank holding companies, the North Carolina General Assembly enacted legislation during 1993 to terminate the Reciprocal Act on July 1, 1996. Termination of the Reciprocal Act will allow the acquisition of North Carolina banking organizations by banking organizations headquartered in any state.
                                       2

  SUBSIDIARY BANK REGULATION
     As a North Carolina-chartered bank, CCB is supervised and regulated by the North Carolina Banking Commission, the Commissioner and the FDIC. As North Carolina-chartered savings banks, CCB Savings and Graham Savings are regulated by the Administrator of the North Carolina Savings Institutions Division and the FDIC. Deposits in the Subsidiary Banks are insured by the FDIC. The Subsidiary Banks also are subject to numerous state and federal statutes and regulations which affect their business, activities and operations.
  NEW BANKING REGULATION
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. Among other items, FDICIA tightens bank regulation and modifies the scope and manner of computing the cost of federal deposit insurance as summarized below.
     Under FDICIA, regulatory supervision is linked to bank capital. Regulators have set five capital levels for banks, ranging from well capitalized to critically undercapitalized. Regulatory action would be mandatory as capital fell. In addition, regulators must draft a new set of non-capital measures of bank safety, such as underwriting standards and minimum earnings levels, to take effect December 1, 1993. The legislation also requires regulators to perform annual on-site bank examinations, place limits on real estate lending by banks and tighten auditing standards.
     FDICIA reduces the scope of federal deposit insurance. The most significant change ends the too big to fail doctrine under which the government protects all deposits in most banks, including those exceeding the $100,000 insurance limit. The FDIC's current ability to reimburse uninsured deposits, those over $100,000, will be sharply limited after 1994. The Federal Reserve's ability to finance banks with extended loans from its discount window has been restricted, beginning in December 1993. In addition, only the best capitalized banks will be able to offer insured brokered deposits or to insure accounts established under employee pension plans. The legislation instructed the FDIC to change the way it assesses banks for deposit insurance, moving from flat premiums to fees that require banks engaging in risky practices to pay higher premiums than conservatively managed banks.
     On September 15, 1992, the FDIC announced an increase in the annual deposit insurance assessment for all covered banks and thrifts, which implements the risk-related deposit insurance system required by FDICIA. The new insurance premiums took effect January 1, 1993. Under the FDIC risk-related deposit insurance system, each insured depository institution is assigned to one of the three categories, well capitalized, adequately capitalizedor under-capitalized as defined in regulations promulgated pursuant to FDICIA by federal bank regulatory agencies. These categories are subdivided into three subgroups based upon the FDIC's evaluations of the risk posed by the depository institution, based in part on examinations by the institution's primary federal and/or state regulator.
     This risk-related system initially has resulted in an eight basis point spread between the highest and lowest deposit insurance premiums, and this spread will increase to nine basis points with an anticipated additional increase of one basis point for all but the lowest premium level on January 1, 1995. During 1993, the strongest institutions paid annual deposit insurance premiums of .23% and the weakest paid .31%. The Subsidiary Banks have been assigned to the highest classification level and, until the classification level or assessment rate changes, will be assessed at a rate of $.23 for every $100 of deposits.
  EFFECT OF GOVERNMENTAL POLICIES
     The earnings and business of the Corporation are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.
EMPLOYEE RELATIONS
     As of December 31, 1993, the Corporation and its Subsidiary Banks employed 1,578 full-time equivalent employees. The Corporation and its Subsidiary Banks are not parties to any collective bargaining agreements and employee relations are considered to be good.
                                       3

                                   PROPERTIES
     The Corporation's principal executive offices are located at 111 Corcoran Street, Durham, North Carolina in a 17-story office building constructed in 1937. This office building is owned in fee simple by the Corporation and also serves as the home office of CCB. A majority of the major staff functions are located therein. The Corporation's Customer Service Center is a one-story leased building located at 2323 Operations Drive, Durham, North Carolina that has been occupied since 1990. The Subsidiary Banks operate 112 branch bank locations, approximately 58 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices.
     Southland Associates, Inc. owns real estate, other than premises, with a net book value of approximately $6,624,000 at December 31, 1993. This real estate consists of various parcels of land that are being developed for commercial and residential use in the City of Durham and in Durham County, North Carolina.
                                       4

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
     The purpose of this discussion and analysis is to aid in the understanding and evaluation of the financial condition and changes therein and results of operations of the Corporation and its Subsidiary Banks for the years ended December 31, 1993, 1992 and 1991. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries, CCBIISC, CCBDE, FHMAC and Southland Associates, Inc.
     This discussion and analysis is intended to complement the audited financial statements and footnotes and the supplemental financial data and charts appearing elsewhere in this report, and should be read in conjunction therewith. This discussion and analysis will focus on five major areas:
Acquisitions, Liquidity and Interest Sensitivity, Capital Resources, Results of Operations and Asset Quality.
ACQUISITIONS
     During 1993, the Corporation acquired three savings banks in North Carolina and CCB acquired certain assets and assumed certain liabilities of the Greensboro, North Carolina operations of a savings and loan association (collectively, the Acquisitions). As all of the Acquisitions were accounted for as purchases, the results of operations of the financial institutions acquired prior to the dates of acquisition are not included in the consolidated financial statements. Table 1 provides information relating to the Acquisitions.
TABLE 1  ACQUISITIONS

                                                                                         DATE
                                  INSTITUTION                                          ACQUIRED        OFFICES
Mutual Savings Bank, SSB                                                           April 1, 1993           2
Lenoir, North Carolina
Branches of 1st Home Federal Savings and Loan Association, F.A.                    May 31, 1993           10
Greensboro, North Carolina
Graham Savings Bank, SSB                                                           October 1, 1993         2
Graham, North Carolina
Citizens Savings, SSB                                                              October 15, 1993        2
Lenoir, North Carolina
                                                                                      TOTAL ASSETS
                                  INSTITUTION                                     (AT ACQUISITION DATE)
Mutual Savings Bank, SSB                                                          $110 million
Lenoir, North Carolina
Branches of 1st Home Federal Savings and Loan Association, F.A.                   $420 million
Greensboro, North Carolina
Graham Savings Bank, SSB                                                          $111 million
Graham, North Carolina
Citizens Savings, SSB                                                             $137 million
Lenoir, North Carolina

     The acquisitions of Mutual Savings Bank, SSB, Graham Savings Bank, SSB and Citizens Savings, SSB involved their conversions from mutual savings banks to stock savings banks and their simultaneous acquisition by the Corporation. In conjunction with these transactions, the Corporation sold 688,742 shares of its common stock. Subsequent to acquisition by the Corporation, Mutual Savings Bank, SSB changed its name to CCB Savings Bank of Lenoir, Inc., SSB. Citizens Savings, SSB was merged with and into CCB Savings in mid-November 1993. Graham Savings and CCB Savings are operating as full-service savings bank operations. The banking offices acquired through the 1st Home Federal acquisition became CCB branch offices on May 31, 1993.
LIQUIDITY AND INTEREST SENSITIVITY
     In general, the term liquidity refers to the ability of an enterprise to generate adequate funding to meet its needs for cash. More specifically, for a banking holding company organization, liquidity insures that adequate funds are available in the banking subsidiaries to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds to the parent company for dividends, debt service and other commitments and further operate the organization on an ongoing basis. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowing funds in money market operations and through the sale or maturity of assets.
     Net cash provided by operating activities has historically been a primary source of liquidity for the Corporation. These funds amounted to approximately $44,318,000, $52,820,000 and $23,058,000 in 1993, 1992 and 1991, respectively.
Deposits are another primary source of liquidity. Average total deposits have grown by approximately $93,966,000 (excluding the Acquisitions), $107,132,000 and $54,333,000 during the three previous years. Certificates of deposit in denominations of $100,000 or more were $172,034,000 at December 31, 1993 and represented only 6.1% of the total deposits on that date. Management has decided to reduce the Corporation's reliance on the higher-cost large certificates of deposit because of weak loan demand and a lack of other investment alternatives in which to invest the
                                       5
funds at profitable spreads. Management considers these certificates of deposit a secondary source of liquidity that can be obtained if needed in a relatively short period of time.
     The Subsidiary Banks do not rely heavily on borrowing funds in money market operations such as federal funds purchased and repurchase agreements to provide liquidity. The Subsidiary Banks have historically been a net seller of federal funds and only rarely purchased federal funds to meet liquidity requirements. Correspondent relationships are maintained with several larger banks in order to have access to federal funds purchases when needed. Also available as secondary liquidity sources are access to the Federal Reserve discount window and lines of credit maintained with the Federal Home Loan Bank (the FHLB). The Corporation's average short-term investments net of average short-term borrowings were $82,590,000, $94,893,000 and $48,157,000 in the years ended December 31, 1993,
1992 and 1991, respectively.
     Maturities of investment securities are another primary source of liquidity. As shown in Table 2, investment securities with book values of approximately $207,424,000 mature in 1994. In addition to the liquidity provided by the normal maturity of securities, liquidity is also available through the marketability of the portfolio. At December 31, 1993 and 1992, the Corporation held $44,474,000 and $9,399,000 respectively, of mutual fund investments that were carried in Other securities on the Consolidated Balance Sheet. These mutual fund investments reprice daily and may be used in funds management activities as an alternative to federal funds sold and other short-term investments due to yield considerations.
     After considering the activity in the investment securities portfolio during 1993, the Corporation revised its investment securities accounting policy during the third quarter of 1993 as described in Note 1 to the Consolidated Financial Statements. Under the revised policy, investment securities that management has the intent and ability to hold until maturity are classified as held for investment and are carried at amortized cost. Investment securities that management may sell prior to maturity or will hold for indefinite periods of time are carried at the lower of aggregate cost or market value and are classified as available for sale. Securities classified as available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. In accordance with the revised policy, $553,292,000 of investment securities are classified as available for sale at December 31, 1993. The available for sale portfolio is comprised of U.S. Treasury securities, U.S. Government agency and corporation obligations and investments in mutual funds. The available for sale portfolio had unrealized gains of approximately $10,641,000 and unrealized losses of approximately $746,000 at December 31, 1993. The total investment securities portfolio showed an appreciation (market less book value) of $14,322,000 at December 31, 1993. This compares to an appreciation of $14,151,000 and $16,601,000 at December 31, 1992 and 1991,
respectively. At December 31, 1993, there were no securities of a single issuer held in the portfolio that exceeded 10% of consolidated shareholders' equity.
     Liquidity at the Parent Company level is provided through cash dividends from the Subsidiary Banks, the repayment of demand notes payable to the Parent Company from the Subsidiary Banks and the capacity of the Parent Company to raise additional funds as needed.
     In addition to insuring adequate liquidity, the Corporation is concerned with the management of the Corporation's balance sheet to maintain relatively stable net interest margins despite changes in the interest rate environment. Responsibility for both liquidity and interest sensitivity management rests with the Corporation's Asset/Liability Management Committee (ALCO) comprised of senior management. ALCO reviews the Corporation's interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Determining and monitoring the appropriate balance between interest sensitive assets and interest sensitive liabilities and the impact on earnings of changes in interest rates is accomplished through ALCO's use of Gap Analysis and Simulation Analysis.
     Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. A positive interest sensitive gap occurs when interest sensitive assets exceed interest sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position ([plus/minus]10% of total earning assets) between interest sensitive assets and liabilities is necessary in order to protect against wide interest rate fluctuations. An analysis of the Corporation's interest sensitivity position at December 31, 1993 is presented in Table 3. At
December 31, 1993, the Corporation had a cumulative negative gap
(interest sensitive liabilities exceeding interest sensitive assets)
of $234,825,000 or 7.88 % of total earning assets over a six month horizon. The ratio of interest sensitive assets to interest sensitive liabilities was .86x. Gap Analysis as a measurement tool is limited, however, because it does not incorporate
                                       6
the interrelationships between interest rates charged or paid, balance sheet trends and management actions in response to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO also uses Simulation Analysis to better estimate the impact of changes in interest rates.
TABLE 2  INVESTMENT SECURITIES PORTFOLIO
(IN THOUSANDS)

                                                                                      AS OF DECEMBER 31
                                                                      1993                   1992                  1991
                                                                 BOOK      MARKET      BOOK      MARKET      BOOK      MARKET
                                                                VALUE       VALUE      VALUE      VALUE      VALUE      VALUE
U.S. Treasury                                                  $266,465    275,346    264,350    273,389    192,475    201,337
U.S. Government agencies and corporations                       242,353    243,368    124,484    125,382    105,031    109,171
States and political subdivisions                                50,341     54,768     43,602     47,816     55,693     59,292
Equity securities                                                58,260     58,259     15,902     15,902     25,687     25,687
  Total investment securities                                  $617,419    631,741    448,338    462,489    378,886    395,487
MATURITY AND YIELD SCHEDULE
December 31, 1993

                                                                                                                        WEIGHTED
                                                                                                                        AVERAGE
                                                                                                              BOOK       YIELD
                                                                                                             VALUE        (1)
U.S. Treasury:
  Within 1 year                                                                                             $ 69,287       5.33%
  After 1 but within 5 years                                                                                 161,469       6.53
  After 5 but within 10 years                                                                                 35,709       7.37
    Total U.S. Treasury                                                                                      266,465       6.33
U.S. Government agencies and corporations:
  Within 1 year                                                                                              134,595       3.50
  After 1 but within 5 years                                                                                  51,608       4.24
  After 5 but within 10 years                                                                                  8,000       5.15
  After 10 years (2)                                                                                          48,150       7.54
    Total U.S. Government agencies and corporations                                                          242,353       4.52
States and political subdivisions:
  Within 1 year                                                                                                3,542      13.33
  After 1 but within 5 years                                                                                   7,235      12.66
  After 5 but within 10 years                                                                                 14,007      10.99
  After 10 years                                                                                              25,557       9.37
    Total states and political subdivisions                                                                   50,341      10.57
Equity securities                                                                                             58,260       5.79
    Total investment securities                                                                             $617,419       5.91%

(1) The weighted average yield is computed on a taxable equivalent basis using 35% federal and 7.91% state tax rates where applicable.
(2) The amount shown consists primarily of Government National Mortgage Association securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.
                                       7

TABLE 3  INTEREST SENSITIVITY ANALYSIS
December 31, 1993
(IN THOUSANDS)

                                                                                                                NON-
                                              30 DAY       60 DAY       90 DAY       6 MONTH       TOTAL      INTEREST
                                             SENSITIVE    SENSITIVE    SENSITIVE    SENSITIVE    SENSITIVE    SENSITIVE      TOTAL
EARNING ASSETS:
Time deposits in other banks                 $  35,332       --           --           --           35,332          100       35,432
Federal funds sold and other short-term
  investments                                  169,286       --           --           --          169,286       --          169,286
Investment securities                          108,185       59,549       43,022       30,262      241,018      376,401      617,419
Loans and lease financing                      876,912       33,414       35,886       98,779    1,044,991    1,114,498    2,159,489
  Total earning assets                       1,189,715       92,963       78,908      129,041    1,490,627    1,490,999    2,981,626
INTEREST BEARING LIABILITIES:
Savings deposits                               420,344       --           --           --          420,344       --          420,344
Other time deposits                            772,635      124,335      114,463      251,448    1,262,881      712,113    1,974,994
Federal funds purchased and securities
  sold under agreements to repurchase           25,127       --           --              400       25,527       --           25,527
Other short-term borrowed funds                 16,202       --           --           --           16,202       --           16,202
Long-term debt                                      83           83           83          249          498       78,200       78,698
  Total interest bearing liabilities         1,234,391      124,418      114,546      252,097    1,725,452      790,313    2,515,765
INTEREST SENSITIVITY GAP                     $ (44,676)     (31,455)     (35,638)    (123,056)    (234,825)
CUMULATIVE GAP                               $ (44,676)     (76,131)    (111,769)    (234,825)
CUMULATIVE RATIO OF INTEREST SENSITIVE
  ASSETS TO INTEREST SENSITIVE LIABILITIES         .96x         .94          .92          .86

(1) Assets and liabilities that mature in six months or less and/or have interest rates that can be adjusted during this period are considered interest sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.
     Simulation Analysis is accomplished through a computer-based asset/liability model that incorporates current portfolio balances and rates, maturity and repricing streams and anticipated growth levels. Including this level of detail provides a more accurate simulation of the effect that changes in interest rates and balances will have on the Corporation's earnings. The accuracy of the results obtained are dependent on the validity of the assumptions used in the model but Simulation Analysis does provide management with a more complete picture of the impact on earnings.
     Management uses both on-and off-balance sheet strategies to manage the balance sheet in accordance with their projected interest rate environment. The most efficient and cost effective method of on-balance sheet management is creating desired maturity and repricing streams through the strategic pricing of interest-earning and interest-bearing products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure that the Corporation has a proper mix of fixed and variable rate products. Emphasis continues to be directed to granting loans with short maturities and floating rates where possible. At year-end, approximately 41% of all loans reprice or mature within 30 days compared to 42% at December 31, 1992. See Table 12 for additional detail regarding loan maturity and sensitivity to changes in interest rates at December 31, 1993. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of the Corporation's funding sources.
     Off-balance sheet management strategies include a $100,000,000 interest rate corridor contract with a large commercial bank. The corridor contract was structured to offset exposure from a rising interest rate environment and at the same time, to take advantage of balance sheet sensitivity in a falling interest rate environment. Credit risk resulting from the counterparty's nonperformance of the contract is monitored through review of the counterparty's financial ratings.
     The Corporation has not experienced liquidity problems in the past nor are future problems anticipated. Reliance will continue to be placed on the same funding sources, primarily financial resources provided by operating activities and expansion of the core deposit base. Management will continue to monitor the Corporation's interest sensitivity position in order to insure adequate liquidity, while at the same time seeking adequate spreads between the yield on fund uses and the rate paid for fund sources in order to maintain profitability.
                                       8

CAPITAL RESOURCES
     The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 7.78%, 8.12% and 7.81% for 1993, 1992 and 1991, respectively. Further, Table 4 shows that the Corporation and its Subsidiary Banks significantly exceed regulatory capital requirements at December 31, 1993.
TABLE 4  CAPITAL RATIOS

                                                                           AS OF DECEMBER
                                                                           31                  REGULATORY
                                                                           1993      1992       MINIMUM
Tier I Capital:                                                                                   4.00%
  Corporation                                                               9.93%    11.03
  CCB                                                                       9.12     11.06
  Graham Savings                                                           34.16      --
  CCB Savings                                                              17.87      --
  CCB-Ga.                                                                  30.42      --
Total Capital:                                                                                    8.00
  Corporation                                                              12.86     13.37
  CCB                                                                      11.21     12.20
  Graham Savings                                                           35.90      --
  CCB Savings                                                              19.67      --
  CCB-Ga.                                                                  31.26      --
Leverage:                                                                                         4.00
  Corporation                                                               8.50      8.14
  CCB                                                                       7.47      7.95
  Graham Savings                                                           16.64      --
  CCB Savings                                                               8.59      --
  CCB-Ga.                                                                  35.35      --

     During 1993, the Subsidiary Banks had the highest rating in regards to the FDIC insurance assessment and accordingly, paid the lowest deposit insurance premium of $.23 per $100 of deposits.
     During the second quarter of 1993, the Corporation called and converted substantially all of its convertible subordinated debentures. In the fourth quarter of 1993, the Corporation issued $40,000,000 of subordinated notes due in 2003 bearing a 6.75% interest rate. Outstanding FHLB advances amounted to $20,838,000 at December 31, 1993 and were drawn specifically to fund matched maturity loans. The majority of long-term debt was originated in 1993 in the form of FHLB advances and subordinated notes and bears interest at fixed rates ranging from 4.50% to 6.78%. The Corporation's ratio of long-term debt to shareholders' equity increased in 1993 due to the aforementioned new debt issue and FHLB advances and stood at 31.4% at December 31, 1993, compared to 14.6% and 15.1% at December 31, 1992 and 1991, respectively.
     In the past, the Corporation's primary source of additional capital has been retained earnings. However, during 1993, the primary source of additional capital was the issuance of common stock in conjunction with the Acquisitions and through a public offering. In the second quarter of 1993 the Corporation purchased and subsequently retired 450,000 shares owned by the estate of the former Chairman of the Corporation. Additions to equity capital from these issuances, net of repurchases, totaled $22,587,000 in 1993. Capital has been increased through the retention of earnings by approximately $17,467,000, $16,541,000 and $13,468,000 in 1993, 1992 and 1991, respectively. Table 5 presents the rate of internal capital growth for the Corporation for each of the five previous years. This growth rate decreased slightly to 8.98% in 1993 from 1992's 9.36% due to the Acquisitions and should be adequate to support future growth and expansion.
                                       9

TABLE 5  RATE OF INTERNAL CAPITAL GROWTH

                                                                                              YEARS ENDED DECEMBER 31
                                                                                    1993 (1)    1992     1991     1990     1989
Average assets to average equity
  x                                                                                   12.85x    12.32    12.81    13.62    13.93
Return on average assets
  =                                                                                    1.08%     1.16     1.04     1.03     1.13
Return on average shareholders' equity
  x                                                                                   13.94%    14.32    13.32    14.00    15.77
Earnings retained
  =                                                                                   64.46%    65.37    62.77    63.45    66.38
Rate of internal capital growth                                                        8.98%     9.36     8.36     8.88    10.47

(1) Excludes the impact of cumulative changes in accounting principles from the adoption of Statements of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and No. 109, Accounting for Income Taxes.
TABLE 6  STOCK PRICES AND DIVIDENDS

                                                                                                                           CASH
                                                                                                                         DIVIDEND
                                                                                              HIGH      LOW     CLOSE    DECLARED
1993
First Quarter                                                                                $41.00    36.00    38.75       .30
Second Quarter                                                                                42.50    34.50    36.25       .30
Third Quarter                                                                                 37.75    35.50    37.25       .32
Fourth Quarter                                                                                37.25    32.50    33.25       .32
1992
First Quarter                                                                                 30.17    27.83    29.33       .27
Second Quarter                                                                                31.17    29.00    30.00       .27
Third Quarter                                                                                 36.17    30.17    30.77       .30
Fourth Quarter                                                                                35.75    32.00    35.63       .30

     The Corporation's common stock is traded in the over-the-counter market under the Nasdaq symbol CCBF. At December 31, 1993, there were 4,193 shareholders of record of the Corporation's common stock.
     Dividends have been increased during each of the three previous years. Cash dividends declared amounted to approximately $10,386,000, $8,769,000 and $7,986,000 for 1993, 1992 and 1991, respectively. These dividends amounted to 35.5%, 34.6% and 37.2% of income before cumulative changes in accounting principles. The Corporation's dividend guideline is to pay approximately 30 to 40% of net income in dividends. Management feels that this policy provides a reasonable return to shareholders and at the same time maintains sufficient equity to support future growth and expansion.
     Capital expenditures for new and improved facilities as well as furniture and equipment amounted to approximately $6,918,000 in 1993, $4,860,000 in 1992 and $3,301,000 in 1991. There were no significant capital resource commitments at December 31, 1993 other than the operating lease commitments specified in
Note 14 of the Notes to Consolidated Financial Statements.
RESULTS OF OPERATIONS
     Income before cumulative changes in accounting principles for the year ended December 31, 1993 amounted to $29,225,000, an increase of $3,903,000 or 15.4% over the year ended 1992. Primary income per share before cumulative changes in accounting principles was $3.50 in 1993 compared to $3.30 in 1992. Net income in 1993 increased by $2,532,000 or 10.0% to $27,854,000 from $25,322,000 in 1992. Primary income per share in 1993 was $3.33, a $.03 increase from $3.30 in 1992.
     On a fully diluted basis (which assumes conversion of the Corporation's convertible subordinated debentures issued in 1985), income per share before cumulative changes in accounting principles was $3.41 in 1993 versus $3.10 in 1992, a 10.0% increase. Fully diluted income per share in 1993 was $3.25, a $.15 or 4.8% increase from 1992's level of $3.10.
                                       10

     Net income in 1992 increased by $3,867,000 or 18.0% from $21,454,000 in 1991. Primary income per share increased by $.49 or 17.4% from $2.81 in 1991, while fully diluted income per share increased $.44 or 16.5% from $2.66 in 1991. Table 7 compares the contributions to primary earnings per share for each income statement caption for the years ended December 31, 1993, 1992 and 1991 and the respective change from year to year.
TABLE 7  COMPONENTS OF EARNINGS PER PRIMARY SHARE

                                                                      YEARS ENDED DECEMBER 31           CHANGE FROM
                                                                   1993     1992       1991 (1)          1993/1992
Interest income                                                   $23.04    22.14        24.46                     .90
Interest expense                                                    8.85     9.22        12.59                    (.37)
Net interest income                                                14.19    12.92        11.87                    1.27
Provision for loan and lease losses                                  .77      .78          .97                    (.01)
Net interest income after provision                                13.42    12.14        10.90                    1.28
Other income                                                        4.68     4.27         4.28                     .41
Other expenses                                                     12.85    11.56        11.21                    1.29
Income before income taxes and cumulative changes in accounting
  principles                                                        5.25     4.85         3.97                     .40
Income taxes                                                        1.75     1.55         1.16                     .20
Income before cumulative changes in accounting principles           3.50     3.30         2.81                     .20
Cumulative changes in accounting principles (2)                     (.17)    --         --                        (.17)
Net income                                                        $ 3.33     3.30         2.81                     .03
                                                                     1992/1991
Interest income                                                              (2.32)
Interest expense                                                             (3.37)
Net interest income                                                           1.05
Provision for loan and lease losses                                           (.19)
Net interest income after provision                                           1.24
Other income                                                                  (.01)
Other expenses                                                                 .35
Income before income taxes and cumulative changes in accounting
  principles                                                                   .88
Income taxes                                                                   .39
Income before cumulative changes in accounting principles                      .49
Cumulative changes in accounting principles (2)                                --
Net income                                                                     .49

(1) Amounts for 1991 have been restated to give effect to the three for two stock split effected in the form of a 50% stock dividend paid October 1, 1992.
(2) The cumulative changes in accounting principles reflect the adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which resulted in a one-time net charge of $2,271,234 ($3,736,834 pre-tax) in recognition of the entire Accumulated Postretirement Benefit Obligation and adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which resulted in a one-time benefit of $900,000.
     During 1993, the Corporation adopted two accounting standards whose impacts on the financial position and results of operations of the Corporation were properly recorded as cumulative changes in accounting principles. Under Statement of Financial Accounting Standards No. 106 (SFAS 106), Employers' Accounting for Postretirement Benefits Other Than Pensions, the Corporation is required to accrue, during its employees' time of service, the expected costs of providing certain medical and life insurance benefits to them after their retirement. Previously, these expenses were recorded when paid. Upon its adoption in the first quarter of 1993, the Corporation recorded a one-time charge of $2,271,000 ($3,737,000 pre-tax) in recognition of the entire accumulated postretirement benefit obligation. The Corporation also adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes in the first quarter of 1993. SFAS 109 requires certain changes in the asset and liability method of accounting for income taxes. Upon adoption of SFAS 109, the Corporation recorded a favorable one-time benefit of $900,000.
     Included in 1993 earnings are income and expense items related to purchase accounting adjustments for the Acquisitions. These items included amortization of goodwill, accretion of negative goodwill, recognition of other incremental costs and amortization of mark-to-market adjustments for loans and deposits acquired. Operating earnings were not significantly affected in 1993 as increases in net interest income and other income from the Acquisitions were offset by conversion costs and other expenses. The Acquisitions are anticipated to have an accretive effect on earnings in 1994 and beyond.
     Net interest income is one of the major determining factors in a financial institution's performance. Table 8 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1993. Table 9 presents a volume and rate variance analysis for the years ended December 31, 1993 and 1992.
                                       11

TABLE 8  AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
(TAXABLE EQUIVALENT BASIS -- IN THOUSANDS) (1)

                                                                        YEARS ENDED DECEMBER 31
                                                    1993                                1992                          1991
                                                    INTEREST    AVERAGE                 INTEREST   AVERAGE                 INTEREST
                                       AVERAGE      INCOME/     YIELD/      AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/
                                       BALANCE      EXPENSE      RATE       BALANCE     EXPENSE     RATE       BALANCE     EXPENSE
EARNING ASSETS:
Loans and lease financing (2)         $1,804,656     155,689      8.63%    1,489,943    138,929      9.32     1,408,595    149,566
U.S. Treasury and agency
 obligations                             459,713      27,400      5.96       307,280     23,090      7.51       315,589     27,905
State and political subdivision
 obligations                              43,965       5,235     11.91        45,959      5,574     12.13        58,603      7,303
Other securities                          37,342       2,344      6.28        23,869      1,625      6.81        14,070      1,168
Federal funds sold and other
 short-term investments                  132,722       4,135      3.12       136,869      4,906      3.58        94,838      5,476
Time deposits in other banks              17,892         536      3.00        --          --         --           1,360        132
   Total earning assets                2,496,290     195,339      7.83%    2,003,920    174,124      8.69     1,893,055    191,550
NON-EARNING ASSETS:
Cash and due from banks                  132,500                             116,591                            103,796
Premises and equipment                    40,185                              35,106                             36,274
All other assets, net                     25,998                              23,835                             29,028
   Total assets                       $2,694,973                           2,179,452                          2,062,153
INTEREST BEARING LIABILITIES:
Savings and time deposits             $2,012,108      69,939      3.48     1,613,716     67,232      4.17     1,541,736     91,545
Federal funds purchased and
 securities sold under agreements
 to repurchase                            29,016         564      1.94        26,525        654      2.47        30,418      1,459
Other short-term borrowed funds           21,116         668      3.16        15,451        483      3.13        16,263        799
Long-term debt                            36,681       2,650      7.22        27,735      2,268      8.18        25,639      2,236
   Total interest bearing
     liabilities                       2,098,921      73,821      3.52%    1,683,427     70,637      4.20     1,614,056     96,039
OTHER LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Demand deposits                          346,343                             298,646                            263,494
Other liabilities                         40,037                              20,510                             23,593
Shareholders' equity                     209,672                             176,869                            161,010
   Total liabilities and
     shareholders' equity             $2,694,973                           2,179,452                          2,062,153
NET INTEREST INCOME AND NET
 INTEREST MARGIN (3)                                $121,518      4.87%                 103,487      5.16                   95,511
INTEREST RATE SPREAD (4)                                          4.31%                              4.49
                                    AVERAGE
                                    YIELD/
                                     RATE
EARNING ASSETS:
Loans and lease financing (2)        10.62
U.S. Treasury and agency
 obligations                          8.84
State and political subdivision
 obligations                         12.46
Other securities                      8.30
Federal funds sold and other
 short-term investments               5.77
Time deposits in other banks          9.71
   Total earning assets              10.12
NON-EARNING ASSETS:
Cash and due from banks
Premises and equipment
All other assets, net
   Total assets
INTEREST BEARING LIABILITIES:
Savings and time deposits             5.94
Federal funds purchased and
 securities sold under agreements
 to repurchase                        4.80
Other short-term borrowed funds       4.91
Long-term debt                        8.72
   Total interest bearing
     liabilities                      5.95
OTHER LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Demand deposits
Other liabilities
Shareholders' equity
   Total liabilities and
     shareholders' equity
NET INTEREST INCOME AND NET
 INTEREST MARGIN (3)                  5.05
INTEREST RATE SPREAD (4)              4.17

(1) The taxable equivalent basis is computed using 35% federal and 7.91% state tax rates in 1993, 34% federal and 7.98% state tax rates in 1992 and 34% federal and 8.06% state tax rates in 1991 where applicable.
(2) The average loan and lease financing balances include nonaccruing loans and lease financing. Loan fees of $8,109,000, $6,316,000 and $3,387,000 for
    1993, 1992 and 1991, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest bearing liability rate.
     As shown in Table 8, the Corporation realized net interest income of $121,518,000 in 1993. Narrowing of overall interest spreads in 1993 and the effect of the Acquisitions, whose interest spreads and margins were less than the Corporation's, resulted in the net interest margin falling to 4.87% from 1992's 5.16%. The increase in average earning assets of $492,370,000 or 24.6% was due primarily to the Acquisitions as average interest earning assets excluding the Acquisitions amounted to approximately $2,189,291,000, a $185,371,000 increase or 9.3% over 1992. Net amortization of mark-to-market adjustments for loans and deposits acquired in the Acquisitions had a favorable 7 basis point impact on the net interest margin. Overall, yields on earning assets fell 86 basis points in 1993 which was not entirely offset by the 68 basis point decrease in the cost of interest bearing liabilities. Consequently, the interest rate spread fell to 4.31% in 1993 from 1992's 4.49%. The contribution of free liabilities fell to .56% in 1993 from .67% in 1992 due primarily to the
                                       12

Acquisitions not having a significant amount of noninterest bearing deposits. Table 9 illustrates that the overall increase in net interest income was due to increases in volume totaling $22,777,000, primarily due to the Acquisitions, and that this increase was offset somewhat by decreases in rate totaling $4,746,000. TABLE 9 VOLUME AND RATE VARIANCE ANALYSIS
(TAXABLE EQUIVALENT BASIS -- IN THOUSANDS) (1)

                                                                                 YEARS ENDED DECEMBER 31
                                                                                   1993                          1992
                                                                    VOLUME           RATE         TOTAL         VOLUME
                                                                 VARIANCE (2)    VARIANCE (2)    VARIANCE    VARIANCE (2)
INTEREST INCOME:
Loans and lease financing                                          $   27,635       (10,875)       16,760        8,300
U.S. Treasury and agency obligations                                    9,771        (5,461)        4,310         (719)
State and political subdivision obligations                               (16)         (323)         (339)      (1,538)
Other securities                                                          861          (142)          719          697
Federal funds sold and other short-term investments                      (147)         (624)         (771)       1,931
Time deposits in other banks                                              536        --               536         (132)
    Total interest income                                              38,640       (17,425)       21,215        8,539
INTEREST EXPENSE:
Savings and time deposits                                              14,954       (12,247)        2,707        4,101
Federal funds purchased and securities sold under agreements
  to repurchase                                                            58          (148)          (90)        (168)
Other short-term borrowed funds                                           180             5           185          (38)
Long-term debt                                                            671          (289)          382          177
    Total interest expense                                             15,863       (12,679)        3,184        4,072
INCREASE IN NET INTEREST INCOME                                    $   22,777        (4,746)       18,031        4,467
                                                                    RATE         TOTAL
                                                                VARIANCE (2)    VARIANCE
INTEREST INCOME:
Loans and lease financing                                          (18,937)      (10,637)
U.S. Treasury and agency obligations                                (4,096)       (4,815)
State and political subdivision obligations                           (191)       (1,729)
Other securities                                                      (240)          457
Federal funds sold and other short-term investments                 (2,501)         (570)
Time deposits in other banks                                        --              (132)
    Total interest income                                          (25,965)      (17,426)
INTEREST EXPENSE:
Savings and time deposits                                          (28,414)      (24,313)
Federal funds purchased and securities sold under agreements
  to repurchase                                                       (637)         (805)
Other short-term borrowed funds                                       (278)         (316)
Long-term debt                                                        (145)           32
    Total interest expense                                         (29,474)      (25,402)
INCREASE IN NET INTEREST INCOME                                      3,509         7,976

(1) The taxable equivalent basis is computed using 35% federal and 7.91% state tax rates in 1993, 34% federal and 7.98% state tax rates in 1992 and 34% federal and 8.06% state tax rates in 1991 where applicable.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.
     In 1992 the average earning asset base was expanded by $110,865,000 or 5.9% over 1991. Lowering of interest rates and a steepening positive yield curve improved the interest rate spread by 32 basis points over 1991's level to 4.49%. Offsetting this improvement was a decline of 21 basis points in the contribution of free liabilities to .67%. As a result, the net interest margin improved by 11 basis points to 5.16%. Net interest income improved by $7,976,000 or 8.4%. Table 9 shows that this increase was due primarily to favorable net volume and rate variances of $4,467,000 and $3,509,000, respectively.
     Other than the Acquisitions, expansion of the earning asset base during the periods presented has been funded primarily with increases in the deposit base and the aforementioned proceeds from the sale of the Corporation's common stock and subordinated notes. Table 10 presents the average deposit base by major category for the three previous years. Substantially all deposits originate within the Subsidiary Banks' market areas. Average total deposits, excluding the Acquisitions, increased by approximately $93,966,000 or 4.9% in 1993, while in 1992 the increase was $107,132,000 or 5.9%. Growth in 1993 and 1992 centered around money market accounts, which include interest bearing transaction accounts, and demand deposits. These favorable shifts in the mix of deposits helped to lessen the negative impact of declines in the yield on interest earning assets.
                                       13

TABLE 10  AVERAGE TOTAL DEPOSITS
(IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31
                                                                         1993                     1992              1991
                                                                  AVERAGE      AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                                                  BALANCE       RATE       BALANCE      RATE       BALANCE
SAVINGS AND TIME DEPOSITS:
Savings accounts                                                 $   47,188      2.52%       45,314      4.47        43,445
Money market accounts                                               977,936      2.49       813,343      3.18       740,963
Time                                                                986,984      4.50       755,059      5.22       757,328
    Total savings and time deposits                               2,012,108      3.48%    1,613,716      4.17     1,541,736
DEMAND DEPOSITS                                                     346,343                 298,646                 263,494
    Total deposits                                               $2,358,451               1,912,362               1,805,230
                                                                AVERAGE
                                                                 RATE
SAVINGS AND TIME DEPOSITS:
Savings accounts                                                  4.96
Money market accounts                                             5.01
Time                                                              6.90
    Total savings and time deposits                               5.94
DEMAND DEPOSITS
    Total deposits

     At December 31, 1993, time certificates of deposit in amounts of $100,000 or more were approximately $172,034,000. The following is a remaining maturity schedule of these deposits (in thousands):

              OVER 3       OVER 6
3 MONTHS     THROUGH       THROUGH        OVER
OR LESS      6 MONTHS     12 MONTHS     12 MONTHS      TOTAL
$110,347      41,362        18,023        2,302       172,034

     Growth in the average earning asset base in the two previous years has primarily occurred in the loans and lease financing and investment securities portfolios. Average loans and lease financing excluding acquisitions increased by approximately $99,940,000 or 6.7% in 1993 and $81,348,000 or 5.8% in 1992.
Average investment securities, excluding the Acquisitions, increased by approximately $92,679,000 or 24.6% in 1993 and decreased $11,154,000 or 2.9% in
1992. Growth in the investment securities portfolio in 1993 was due to a weaker loan demand that necessitated investing excess funds in investment securities.
     Table 11 shows the year-end breakdown of the major categories of the loans and lease financing portfolio for the previous five years. The majority of loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North Carolina. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. There were no concentrations of loans exceeding 10% of total loans other than those categories in Table 11.
TABLE 11  LOANS AND LEASE FINANCING
(IN THOUSANDS)

                                                                                       AS OF DECEMBER 31
                                                                    1993         1992         1991         1990         1989
Commercial, financial and agricultural                           $  386,204      321,488      343,418      279,617      268,040
Real estate -- construction                                         220,395      170,641      166,372      173,523      155,446
Real estate -- mortgage                                           1,153,503      682,445      609,816      607,435      578,382
Instalment loans to individuals                                     201,984      163,996      181,146      190,432      191,228
Credit card receivables                                             175,485      161,873      119,262      100,960       87,207
Lease financing                                                      25,062       24,241       29,767       33,544       28,335
    Total gross loans and lease financing                         2,162,633    1,524,684    1,449,781    1,385,511    1,308,638
Less unearned income                                                  3,144        3,548        4,906        6,221        5,427
    Total loans and lease financing                              $2,159,489    1,521,136    1,444,875    1,379,290    1,303,211

     Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to medium-sized companies. There is no substantial loan concentration in any one industry. Real estate-construction loans are primarily made to developers of both residential and commercial properties on a floating rate basis. Cash flow analyses for each project are prepared and reviewed in addition to reliance upon collateral values.
                                       14

     Real estate-mortgage loans consist primarily of loans secured by first or second deeds of trust on primary residences (69%). It is the Subsidiary Banks' policy to retain only adjustable rate first mortgage loans within the portfolio. The remaining portion (31%) of real estate-mortgage loans are primarily for commercial purposes and often include the commercial borrower's real property in addition to other collateral.
     Instalment loans to individuals consist primarily of loans secured by automobiles and other consumer personal property. During the two years prior to 1993, loans of this type declined due to changes in federal tax laws and increased competition from automotive finance companies. In 1993, the Corporation emphasized indirect lending with a major automobile insurance company and increased the amount of automobile loans. Consequently, outstanding instalment loans increased 23.2% over 1992's level of $163,996,000.
     Credit card receivables have increased steadily during the periods presented. Products offered within this category include revolving lines of credit, overdraft protection and traditional credit card services. Outstandings have increased from approximately $87,207,000 at December 31, 1989 to $175,485,000 at December 31, 1993. Traditional credit card receivables increased $12,553,000 from 1992 to 1993 of which approximately $11,000,000 of the increase is due to the introduction of a credit card in the third quarter of 1993 with lower interest rates than many competitors' credit cards.
     The net leasing portfolio increased slightly in 1993 to $21,918,000 or 5.9% from $20,704,000 at December 31, 1992. Approximately 10% of the total portfolio consists of rolling stock such as automobiles, trucks and trailers. The remaining 90% consists of broadly diversified equipment.
TABLE 12  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(IN THOUSANDS)

                                                                                                 AS OF DECEMBER 31, 1993
                                                                                               COMMERCIAL,
                                                                                              FINANCIAL AND    REAL ESTATE-
                                                                                              AGRICULTURAL     CONSTRUCTION
Due in one year or less                                                                         $ 165,789         164,165
Due after one year through five years:
  Fixed interest rates                                                                             74,160           6,508
  Floating interest rates                                                                          98,894          25,933
Due after five years:
  Fixed interest rates                                                                              9,617           8,945
  Floating interest rates                                                                          37,744          14,844
    Total                                                                                       $ 386,204         220,395
                                                                                              TOTAL
Due in one year or less                                                                      329,954
Due after one year through five years:
  Fixed interest rates                                                                        80,668
  Floating interest rates                                                                    124,827
Due after five years:
  Fixed interest rates                                                                        18,562
  Floating interest rates                                                                     52,588
    Total                                                                                    606,599

ASSET QUALITY
     Table 13 presents a summary of loss experience and the reserve for loan and lease losses for the previous five years. Loss experience, as measured by net charge-offs to average loans and lease financing outstanding, has shown significant improvement during the past two years. This ratio decreased in 1993 to .24% from .32% in 1992 and compares to .43% in 1991. The 1993 ratio is the lowest since 1988's level of .21% and continues to compare very favorably with peer group averages. Net charge-offs in 1993 occurred primarily in credit card receivables and instalment loans to individuals. Net charge-offs in credit card receivables amounted to approximately $2,142,000 while net charge-offs of instalment loans to individuals amounted to approximately $1,130,000.
                                       15

TABLE 13 SUMMARY OF LOAN AND LEASE FINANCING LOSS EXPERIENCE AND THE RESERVE
         FOR LOAN AND LEASE LOSSES
(IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31
                                                                    1993         1992         1991         1990         1989
BALANCE AT BEGINNING OF YEAR                                     $   19,027       17,742       16,234       14,656       13,804
Loan and lease losses charged to reserve:
  Commercial, financial and agricultural                               (410)        (885)      (1,214)      (1,117)        (365)
  Real estate -- construction                                          (412)        (255)        (552)         (99)          --
  Real estate -- mortgage                                              (504)        (518)        (368)        (166)        (142)
  Instalment loans to individuals                                    (1,616)      (1,752)      (2,695)      (2,700)      (2,044)
  Credit card receivables                                            (2,738)      (2,629)      (2,132)      (1,552)      (1,600)
  Lease financing                                                      (160)        (158)        (393)        (430)      (1,321)
    Total loan and lease losses charged to reserve                   (5,840)      (6,197)      (7,354)      (6,064)      (5,472)
Recoveries of loans and leases previously charged-off:
  Commercial, financial and agricultural                                265          228          214          124            7
  Real estate -- construction                                            59           16          113           --           --
  Real estate -- mortgage                                                87           28           13           22           30
  Instalment loans to individuals                                       486          451          368          382          354
  Credit card receivables                                               596          572          375          438          489
  Lease financing                                                        58          204          162          331          502
    Total recoveries of loans and leases previously
      charged-off                                                     1,551        1,499        1,245        1,297        1,382
Net charge-offs                                                      (4,289)      (4,698)      (6,109)      (4,767)      (4,090)
Provision charged to operations                                       6,453        5,983        7,407        6,345        4,942
Reserves related to acquisitions                                      5,772       --              210       --           --
BALANCE AT END OF YEAR                                           $   26,963       19,027       17,742       16,234       14,656
Loans and lease financing outstanding at end of year             $2,159,489    1,521,136    1,444,875    1,379,290    1,303,211
Ratio of reserve for loan and lease losses to loans and lease
  financing outstanding at end of year                                 1.25%        1.25         1.23         1.18         1.12
Average loans and lease financing outstanding during the year    $1,804,656    1,489,943    1,408,595    1,331,896    1,244,880
Ratio of net charge-offs of loans and lease financing to
  average loans and lease financing outstanding during the
  year                                                                  .24%         .32          .43          .36          .33

     The reserve for loan and lease losses to loans and lease financing outstanding stood at 1.25% at December 31, 1993 and 1992, compared to 1.23% at December 31, 1991. Provisions for loan and lease losses amounted to $6,453,000, $5,983,000 and $7,407,000 in 1993, 1992 and 1991, respectively.
                                       16

TABLE 14  ALLOCATION OF THE RESERVE FOR LOAN AND LEASE LOSSES (1)
(IN THOUSANDS)

                                                                         AS OF DECEMBER 31
                                          1993                     1992                     1991                     1990
                                                 % OF                     % OF                     % OF                     % OF
                                                LOANS                    LOANS                    LOANS                    LOANS
                                                 AND                      AND                      AND                      AND
                                  AMOUNT OF     LEASES     AMOUNT OF     LEASES     AMOUNT OF     LEASES     AMOUNT OF     LEASES
                                   RESERVE     IN EACH      RESERVE     IN EACH      RESERVE     IN EACH      RESERVE     IN EACH
                                  ALLOCATED    CATEGORY    ALLOCATED    CATEGORY    ALLOCATED    CATEGORY    ALLOCATED    CATEGORY
LOAN TYPE
Commercial, financial and
 agricultural                      $  4,828       17.9%        4,019       21.0         4,293       23.8         2,796       20.3
Real estate -- construction           4,408       10.2         3,413       11.2         3,327       11.5         3,470       12.6
Real estate -- mortgage               5,768       53.3         2,047       44.8         1,829       42.2         1,822       44.0
Instalment loans to
 individuals                          3,030        9.3         2,460       10.8         2,717       12.5         2,851       13.8
Credit card receivables               3,510        8.1         3,237       10.6         2,385        8.3         2,019        7.3
Lease financing                         552        1.2           383        1.6           608        1.7           835        2.0
Unallocation portion of
 reserve                              4,867         --         3,468         --         2,583         --         2,441         --
                                   $ 26,963      100.0%       19,027      100.0        17,742      100.0        16,234      100.0
                                        1989
                                               % OF
                                              LOANS
                                               AND
                                AMOUNT OF     LEASES
                                 RESERVE     IN EACH
                                ALLOCATED    CATEGORY
LOAN TYPE
Commercial, financial and
 agricultural                       2,680       20.6
Real estate -- construction         2,332       11.9
Real estate -- mortgage             1,446       44.4
Instalment loans to
 individuals                        2,852       14.6
Credit card receivables             2,616        6.7
Lease financing                       923        1.8
Unallocation portion of
 reserve                            1,807         --
                                   14,656      100.0

(1) The allocation of the reserve for loan and lease losses by loan type is based on management's on-going evaluation of the adequacy of the reserve for loan and lease losses as referenced above. Since the factors involved in such evaluation are subject to change, the allocation of the reserve to the respective loan types is not necessarily indicative of future losses in each loan type. Additionally, no assurances can be made that the allocation shown will be indicative of future allocations.
     Nonperforming assets (nonaccrual loans and lease financing, other real estate acquired through loan foreclosure and restructured loans and lease financing) and risk assets (nonperforming assets plus accruing loans and lease financing 90 days or more past due) at the end of each of the previous five years are presented in Table 15. At December 31, 1993, risk assets amounted to 1.07% of outstanding loans and lease financing and other real estate acquired through loan foreclosures. This compares to 1.52% and 2.19% at December 31, 1992 and 1991, respectively. Risk assets as a percentage of total assets has fallen from a high of 1.48% at December 31, 1991 to .71% at December 31, 1993. Of the $1,916,000 increase in nonaccrual loans and lease financing at December 31, 1993, $1,605,000 was due to loans acquired through the Acquisitions. Real estate acquired through loan foreclosures decreased to $8,033,000 at December 31, 1993 from $9,296,000 at December 31, 1992. In the opinion of management, all loans and lease financing in which serious doubts exist as to the ability of borrowers to comply with the present repayment terms are included in this table.
     The Corporation's policy in regards to placing loans and lease financing in a nonaccrual status is that generally, business credits are placed in a nonaccrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is ninety days or more past due (unless management determines that the collectibility is not reasonably considered in doubt). At December 31, 1993, there were no interest earning assets, other than loans and lease financing, that were in a nonaccrual, past due or restructured status.
     Management feels that the reserve for loan and lease losses is adequate to absorb known and inherent risks in the loans and lease financing portfolio. See Table 14 for management's allocation of the reserve for loan and lease losses for the previous five years. A key tool in controlling loan losses is the Corporation's loan grading system that begins at the inception of the credit relationship. Under this grading system, substantially all credit relationships greater than $100,000 (excluding residential mortgage and home equity lines) are assigned grades that direct the timing and intensity of loan review activity throughout the life of the relationship. All relationships are reviewed at least annually. Relationships that have the lowest grade are reviewed each thirty days. Based on these reviews and the Corporation's historical loss experience, the loan and lease loss reserve appears adequate to cover known and inherent losses in the loan portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified.
                                       17

TABLE 15  NONPERFORMING AND RISK ASSETS
(IN THOUSANDS)

                                                                                               AS OF DECEMBER 31
                                                                                 1993       1992      1991      1990      1989
Nonaccrual loans and lease financing (1)                                        $12,975    11,059    17,639    13,507    15,915
Other real estate acquired through loan foreclosures                              8,033     9,296     9,904     5,666     4,808
Restructured loans and lease financing                                               --        86       143        --       980
    Total nonperforming assets                                                   21,008    20,441    27,686    19,173    21,703
Accruing loans and lease financing 90 days or more past due                       2,244     2,871     4,216    10,323     6,244
    Total risk assets                                                           $23,252    23,312    31,902    29,496    27,947
Ratio of nonperforming assets to:
  Loans and lease financing outstanding and other real estate acquired
    through loan foreclosures                                                       .97%     1.34      1.90      1.38      1.66
  Total assets                                                                      .64       .88      1.28       .91      1.09
Ratio of total risk assets to:
  Loans and lease financing outstanding and other real estate acquired
    through loan foreclosures                                                      1.07      1.52      2.19      2.13      2.14
  Total assets                                                                      .71      1.01      1.48      1.40      1.41
Reserve for loan and lease losses to total risk assets                             1.16x      .82       .56       .55       .52

(1) For the year ended December 31, 1993, gross interest income that would have been recorded during the year on the nonaccrual loans and lease financing listed above, if the loans and lease financing had been current in accordance with their original terms, would have amounted to approximately $716,528. Gross interest income, included in net income on these nonaccrual and restructured loans and lease financing for the year ended December 31, 1993, amounted to approximately $140,350. This amount also includes interest from prior years collected during 1993.
OTHER INCOME AND OTHER EXPENSES
     Table 16 presents various operating efficiency ratios for the Corporation for the previous five years. Noninterest income as a percentage of average assets dropped slightly from 1992's level due to not all of the Corporation's products and services being fully integrated into the financial institutions acquired during 1993. Consequently, the rise in average assets outstanding did not equate to a proportionate increase in noninterest income. During 1994, all products and services will be fully integrated at all of the Subsidiary Banks. Despite the slight decline in this ratio, 1993's other income, excluding net investment securities gains, increased by $5,778,000 or 18.9% over 1992. Increases in income were experienced in 1993 in all categories of other income except other service charges and fees. During 1993, the Corporation emphasized selling annuity products through CCB's subsidiary, CCBIISC, which resulted in the 36.5% increase in insurance commission income to $2,242,000. Noninterest income increased as a result of the accretion of negative goodwill from the Acquisitions which totaled $1,196,000 in 1993. Negative goodwill is being accreted to income over a ten-year period.
TABLE 16  OPERATING EFFICIENCY RATIOS

                                                                                                YEARS ENDED DECEMBER 31
                                                                                       1993     1992     1991     1990     1989
As a percentage of average assets:
  Noninterest income                                                                    1.45%    1.50     1.58     1.49     1.50
  Personnel expense                                                                     1.98     2.11     2.18     2.01     2.07
  Occupancy and equipment expense                                                        .62      .72      .77      .78      .72
  Other operating expense                                                               1.32     1.23     1.20     1.19     1.09
  Noninterest expense                                                                   3.92     4.06     4.15     3.98     3.88
  Net overhead (noninterest expense less noninterest income)                            2.47%    2.56     2.57     2.49     2.38
Noninterest expense as a percentage of net interest income and other income (1)        65.77%   65.04    66.71    65.93    64.32
Average assets per employee (in millions)                                              $1.71     1.56     1.55     1.40     1.34

(1) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using 35% federal and 7.91% state tax rates in 1993, 34% federal and 7.98% state tax rates in 1992 and 34% federal and 8.06% state tax rates in 1991 where applicable.
     In 1992, other income, excluding investment securities gains, decreased by $1,968,000 or 6.0% from 1991. An increase in 1992's service charges on deposit accounts was more than offset by decreases in insurance commissions
                                       18
and other income. Included in other income in 1991 was a gain of approximately $1,900,000 on the sale of the insurance division of Southland Associates, Inc. Consequently, insurance commission income decreased in 1992.
     Noninterest expense as a percentage of average assets continued to show favorable improvement to 3.92% from a high of 4.15% in 1991. Management will continue to closely monitor this ratio and anticipates further improvement as cost-containment programs implemented in 1993 begin to show results. Other operating expenses as a percentage of average assets had an unfavorable increase in 1993 from prior years. Other operating expenses in 1993 increased by $8,763,000 or 32.7%, while in 1992 the increase was a more modest $2,104,000 or 8.5% over 1991. The 1993 increase was primarily due to system conversions and training costs, marketing efforts in the new market areas, revamping offices and other costs related to the Acquisitions. Furthermore, the Corporation recorded $1,546,000 of amortization expense related primarily to identified and unidentified intangibles resulting from the 1st Home Federal acquisition. These items are being amortized on accelerated and straight-line methods ranging up to 10 years.
SECURITIES TRANSACTIONS
     Net securities gains of $2,652,000, $2,065,000 and $56,000 were realized in 1993, 1992 and 1991, respectively. After the related income tax effects, respective net gains amounted to $1,588,000, $1,254,000 and $34,000. The gains in 1993 were primarily realized through the sale of U.S. Treasury securities with an approximate book value of $39,254,000. Approximately $116,000 of the net gains on sales of investment securities with book values of $53,322,000 were due to the sales of investment securities acquired through 1st Home Federal that did not fit into the Corporation's investment securities strategy. The gains in 1992 were realized through the sale of approximately $22,000,000 in higher coupon Government National Mortgage Association securities. The mortgages underlying these securities had higher interest rates than those available in the market, and thus were prepaying at an accelerated rate and at their par value. In recognition of these conditions, management felt that it was prudent to sell these securities and recognize the gains before further erosion in value occurred.
INCOME TAXES
     Income tax expense was $14,640,000 in 1993, $11,915,000 in 1992 and
$8,828,000 in 1991. The Corporation's effective income tax rate was 33.4%, 32.0% and 29.2% in 1993, 1992 and 1991, respectively. Deferred tax assets of $12,128,000 and deferred tax liabilities of $6,966,000 are recorded on the Consolidated Balance Sheet as of December 31, 1993. The Corporation has determined that a valuation allowance for the deferred tax assets is not needed at December 31, 1993.
SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA
     The Six Year Summary of Selected Financial Data in Table 17 provides a summary of the Corporation's operations for the past six years. Reviewing this schedule and the financial ratios included therein allows the reader to compare the results of one year with those of other years and to compare the Corporation's performance with that of other banks and bank holding companies.
                                       19

TABLE 17  SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31
                                                     1993          1992          1991          1990          1989          1988
SUMMARY OF OPERATIONS
Interest income                                   $  190,689       169,736       186,577       196,201       188,089       156,793
Interest expense                                      73,821        70,637        96,039       110,148       108,598        83,603
Net interest income                                  116,868        99,099        90,538        86,053        79,491        73,190
Provision for loan and lease losses                    6,453         5,983         7,407         6,345         4,942         3,500
Net interest income after provision                  110,415        93,116        83,131        79,708        74,549        69,690
Other income                                          39,060        32,695        32,653        29,746        27,890        25,730
Other expenses                                       105,610        88,574        85,502        79,497        72,068        66,036
Income before income taxes and cumulative
 changes in accounting principles                     43,865        37,237        30,282        29,957        30,371        29,384
Income taxes                                          14,640        11,915         8,828         9,440         9,360         9,657
Income before cumulative changes in accounting
 principles                                           29,225        25,322        21,454        20,517        21,011        19,727
Cumulative changes in accounting principles
 (1)                                                 (1,371)            --            --            --            --            --
Net income                                        $   27,854        25,322        21,454        20,517        21,011        19,727
PER SHARE (2)
Income before cumulative changes in accounting
 principles:
 Primary                                          $     3.50          3.30          2.81          2.70          2.78          2.62
 Fully diluted (3)                                      3.41          3.10          2.66          2.56          2.63          2.49
Net income:
 Primary                                                3.33          3.30          2.81          2.70          2.78          2.62
 Fully diluted (3)                                      3.25          3.10          2.66          2.56          2.63          2.49
Cash dividends                                          1.24          1.14         1.047          .987          .933          .867
Book value                                             26.37         24.40         22.23         20.38         18.67         16.85
Average shares outstanding (000's):
 Primary                                               8,345         7,664         7,628         7,598         7,559         7,520
 Fully diluted (3)                                     8,726         8,578         8,565         8,536         8,497         8,458
AVERAGE BALANCES
Assets                                            $2,694,973     2,179,452     2,062,153     1,996,695     1,856,079     1,660,235
Loans and lease financing                          1,804,656     1,489,943     1,408,595     1,331,896     1,244,880     1,157,937
Earning assets                                     2,496,290     2,003,920     1,893,055     1,815,883     1,680,223     1,501,913
Deposits                                           2,358,451     1,912,362     1,805,230     1,750,897     1,611,033     1,442,360
Interest bearing liabilities                       2,098,921     1,683,427     1,614,056     1,557,520     1,424,950     1,255,798
Shareholders' equity                                 209,672       176,869       161,010       146,595       133,220       118,926
SELECTED YEAR END ASSETS AND LIABILITIES
Assets                                            $3,257,643     2,312,218     2,158,196     2,102,248     1,983,812     1,794,890
Loans and lease financing                          2,159,489     1,521,136     1,444,875     1,379,290     1,303,211     1,201,135
Reserve for loan and lease losses                     26,963        19,027        17,742        16,234        14,656        13,804
Deposits                                           2,816,771     2,028,506     1,885,597     1,845,054     1,736,263     1,558,512
Long-term debt                                        78,698        27,746        25,600        25,650        29,267        29,990
Shareholders' equity                                 251,004       189,845       169,847       154,867       141,886       126,772
RATIOS (AVERAGES)
Income before cumulative changes in accounting
 principles to:
 Average assets                                         1.08%         1.16          1.04          1.03          1.13          1.19
 Average shareholders' equity                          13.94         14.32         13.32         14.00         15.77         16.59
Net income to:
 Average assets                                         1.03          1.16          1.04          1.03          1.13          1.19
 Average shareholders' equity                          13.28         14.32         13.32         14.00         15.77         16.59
Average shareholders' equity to:
 Average assets                                         7.78          8.12          7.81          7.34          7.18          7.16
 Average deposits                                       8.89          9.25          8.92          8.37          8.27          8.25
 Average loans and lease financing to average
   deposits                                            76.52         77.91         78.03         76.07         77.27         80.28
Net loan and lease losses to average loans and
 lease financing                                         .24           .32           .43           .36           .33           .21
Dividend payout ratio                                  37.24         34.55         37.26         36.56         33.56         33.09
                                                FIVE YEAR COMPOUND
                                                   GROWTH RATE %
SUMMARY OF OPERATIONS
Interest income                                          4.0
Interest expense                                        (2.5)
Net interest income                                      9.8
Provision for loan and lease losses                     13.0
Net interest income after provision                      9.6
Other income                                             8.7
Other expenses                                           9.8
Income before income taxes and cumulative
 changes in accounting principles                        8.3
Income taxes                                             8.7
Income before cumulative changes in accounting
 principles                                              8.2
Cumulative changes in accounting principles
 (1)
Net income                                               7.1
PER SHARE (2)
Income before cumulative changes in accounting
 principles:
 Primary                                                 6.0
 Fully diluted (3)                                       6.5
Net income:
 Primary                                                 4.9
 Fully diluted (3)                                       5.5
Cash dividends                                           7.4
Book value                                               9.4
Average shares outstanding (000's):
 Primary                                                 2.1
 Fully diluted (3)                                        .6
AVERAGE BALANCES
Assets                                                  10.2
Loans and lease financing                                9.3
Earning assets                                          10.7
Deposits                                                10.3
Interest bearing liabilities                            10.8
Shareholders' equity                                    12.0
SELECTED YEAR END ASSETS AND LIABILITIES
Assets                                                  12.7
Loans and lease financing                               12.4
Reserve for loan and lease losses                       14.3
Deposits                                                12.6
Long-term debt                                          21.3
Shareholders' equity                                    14.6
RATIOS (AVERAGES)
Income before cumulative changes in accounting
 principles to:
 Average assets                                           --
 Average shareholders' equity                             --
Net income to:
 Average assets                                           --
 Average shareholders' equity                             --
Average shareholders' equity to:
 Average assets                                           --
 Average deposits                                         --
 Average loans and lease financing to average
   deposits                                               --
Net loan and lease losses to average loans and
 lease financing                                          --
Dividend payout ratio                                     --

(1) The cumulative changes in accounting principles reflect the adoption of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which resulted in a one-time net charge of $2,271,234 ($3,736,834 pre-tax) in recognition of the entire Accumulated Postretirement Benefit Obligation and adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which resulted in a one-time benefit of $900,000.
                                       20

(2) Amounts for 1991 and prior years have been restated to give effect to the three for two stock split effected in the form of a 50% stock dividend paid October 1, 1992.
(3) Assumes full conversion of convertible subordinated debentures issued in 1985. The convertible subordinated debentures were called for redemption during 1993 and substantially all were converted into the Corporation's common stock.
IMPACT OF ACCOUNTING FOR POSTEMPLOYMENT BENEFITS
     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112), which requires accrual of a liability for all types of benefits paid to former or inactive employees after employment but before retirement. These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits and continuation of benefits such as health care benefits and life insurance coverage. Management estimates that adoption of SFAS 112 will have an immaterial effect on net income. Adoption of SFAS 112 is required for fiscal years beginning after December 15, 1993.
IMPACT OF ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES
     The FASB has issued Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investment in Debt and Equity Securities. SFAS 115 requires the segregation of the investment securities portfolio into three categories for accounting and reporting purposes. Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held for investment securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. SFAS 115 is effective for fiscal years beginning after December 15, 1993, is to be initially applied as of the beginning of the Corporation's fiscal year and cannot be applied retroactively to prior years' financial statements. The Corporation has reviewed the provisions of SFAS 115 and estimates that if SFAS 115 had been adopted at December 31, 1993, approximately $9,900,000 would have been added to capital when investments categorized as available for sale were marked to their market value through adjustment of a separate component of shareholders' equity. Estimates of the future effects of adopting SFAS 115 are not possible to determine as such effects are based solely on the condition of the financial markets. The Corporation adopted SFAS 115 on January 1, 1994. OTHER ACCOUNTING MATTERS
     The FASB has issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), which requires that creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement based on the discounted expected future cash flows. The impairment will constitute the difference between the discounted estimated future cash flows and the carrying amount of the loan. The impairment will be recorded through a valuation allowance. In addition, at the time of a formal loan restructuring, the restructured loan will be valued at fair value, which will become the recorded investment in the loan. Previously, such loans have been carried at the same value as before the formal restructuring in accordance with SFAS 15. This discounting would be at the loan's effective interest rate. Adoption of SFAS 114 is required for fiscal years beginning after December 15, 1994. The Corporation has not determined the effect, if any, of SFAS 114 on its consolidated financial statements.
     The FASB has issued Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made (SFAS 116) which establishes accounting standards for contributions received and contributions made. Contributions received as well as unconditional promises to give are generally recognized as revenues in the period received at their fair values. Contributions made as well as unconditional promises to give are recognized as expenses in the period made at their fair value. Adoption of SFAS 116 is generally required for fiscal years beginning after December 15, 1994. The Corporation has not determined the effect, if any, of SFAS 116 on its consolidated financial statements.
                                       21

CONSOLIDATED BALANCE SHEETS
December 31, 1993 and 1992

                                                                                                   1993             1992
ASSETS:
Cash and due from banks (note 3)                                                              $  191,332,445      129,006,116
Time deposits in other banks                                                                      35,431,738          --
Federal funds sold and other short-term investments                                              169,286,165      156,000,000
Investment securities (notes 4, 8, 9, and 10):
  Available for sale (market value of $563,187,727)                                              553,292,393         --
  Held for investment (market values of $68,553,264 and $462,488,504)                             64,126,134      448,337,864
Loans and lease financing (note 5)                                                             2,159,489,054    1,521,136,146
  Less reserve for loan and lease losses (note 6)                                                 26,963,334       19,026,764
    Net loans and lease financing                                                              2,132,525,720    1,502,109,382
Premises and equipment (notes 7 and 10)                                                           42,597,185       34,872,730
Other assets (note 13)                                                                            69,050,959       41,891,979
    Total assets                                                                              $3,257,642,739    2,312,218,071
LIABILITIES:
Deposits:
  Demand (non-interest bearing)                                                               $  421,432,974      344,180,703
  Savings                                                                                         48,028,190       45,930,849
  Money market accounts                                                                        1,150,923,169      853,695,825
  Time                                                                                         1,196,386,428      784,698,859
    Total deposits                                                                             2,816,770,761    2,028,506,236
Federal funds purchased and securities sold under agreements to repurchase (note 8)               25,526,966       25,268,257
Other short-term borrowed funds (note 9)                                                          16,202,362       20,386,575
Long-term debt (note 10)                                                                          78,698,073       27,745,631
Other liabilities (note 13)                                                                       69,440,814       20,466,096
    Total liabilities                                                                          3,006,638,976    2,122,372,795
SHAREHOLDERS' EQUITY (notes 10, 11, and 15):
Serial preferred stock. Authorized 5,000,000 shares; none issued                                    --               --
Common stock of $5 par value. Authorized 20,000,000 shares; 9,517,277 shares issued in 1993
  and 7,779,106 shares issued in 1992                                                             47,586,385       38,895,530
Additional paid-in capital                                                                        83,349,012       44,095,683
Retained earnings                                                                                124,086,654      106,854,063
Less: Unearned common stock held by Management Recognition Plans (note 11)                        (4,018,288)         --
    Total shareholders' equity                                                                   251,003,763      189,845,276
    Total liabilities and shareholders' equity                                                $3,257,642,739    2,312,218,071

Commitments and contingencies (note 14)
See accompanying notes to consolidated financial statements.
                                       22

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1993, 1992 and 1991

                                                                                            1993           1992           1991
INTEREST INCOME:
Interest and fees on loans                                                              $153,226,869    135,809,564    145,877,653
Lease financing income                                                                     2,166,512      2,610,585      3,167,052
Interest and dividends on investment securities:
 U.S. Treasury                                                                            17,800,627     15,983,306     14,567,471
 U.S. Government agencies and corporations                                                 7,504,221      5,407,164     11,603,891
 States and political subdivisions (tax exempt)                                            3,293,216      3,603,509      4,684,012
 Equity securities                                                                         2,159,050      1,554,631      1,141,095
Interest on time deposits in other banks                                                     535,516          4,576        131,955
Interest on federal funds sold and other short-term investments                            4,003,146      4,762,621      5,404,373
   Total interest income                                                                 190,689,157    169,735,956    186,577,502
INTEREST EXPENSE:
Deposits                                                                                  69,938,845     67,231,641     91,545,308
Federal funds purchased and securities sold under agreements to repurchase (note 8)          564,003        653,930      1,458,685
Other short-term borrowed funds (note 9)                                                     668,133        483,609        798,929
Long-term debt (note 10)                                                                   2,649,525      2,267,826      2,236,282
   Total interest expense                                                                 73,820,506     70,637,006     96,039,204
NET INTEREST INCOME                                                                      116,868,651     99,098,950     90,538,298
Provision for loan and lease losses (note 6)                                               6,453,000      5,983,000      7,407,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES                            110,415,651     93,115,950     83,131,298
OTHER INCOME:
Service charges on deposit accounts                                                       18,207,880     16,624,378     15,595,582
Trust and custodian fees                                                                   6,432,684      5,861,593      5,972,614
Insurance commissions                                                                      2,241,682      1,642,492      2,773,290
Merchant discount                                                                          2,904,160      2,521,930      2,437,682
Other service charges and fees                                                             1,764,429      1,835,621      1,776,703
Accretion of negative goodwill from acquisitions                                           1,196,260         --             --
Other                                                                                      3,660,484      2,143,546      4,041,949
Investment securities gains (note 13)                                                      2,657,322      2,114,532         66,256
Investment securities losses (note 13)                                                        (5,153)       (49,463)       (10,642)
   Total other income                                                                     39,059,748     32,694,629     32,653,434
OTHER EXPENSES:
Personnel expense (note 11)                                                               53,404,550     46,104,498     45,028,936
Net occupancy expense (note 14)                                                            8,212,255      7,090,815      7,133,502
Equipment expense (note 14)                                                                8,432,080      8,580,356      8,645,648
Other operating expenses (note 12)                                                        35,561,368     26,798,388     24,694,282
   Total other expenses                                                                  105,610,253     88,574,057     85,502,368
INCOME BEFORE INCOME TAXES AND CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLES                43,865,146     37,236,522     30,282,364
Income taxes (note 13)                                                                    14,640,300     11,915,000      8,828,100
INCOME BEFORE CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLES                                 29,224,846     25,321,522     21,454,264
Cumulative changes in accounting principles (notes 1, 11, and 13)                         (1,371,234)        --             --
NET INCOME                                                                              $ 27,853,612     25,321,522     21,454,264
INCOME PER SHARE (note 1):
Income before cumulative changes in accounting principles:
 Primary                                                                                $       3.50           3.30           2.81
 Fully diluted                                                                                  3.41           3.10           2.66
Net income:
 Primary                                                                                        3.33           3.30           2.81
 Fully diluted                                                                                  3.25           3.10           2.66
WEIGHTED AVERAGE SHARES OUTSTANDING (note 1):
 Primary                                                                                   8,344,540      7,663,659      7,627,952
 Fully diluted                                                                             8,726,133      8,577,782      8,565,452

See accompanying notes to consolidated financial statements.
                                       23

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1993, 1992 and 1991

                                                                                                          MANAGEMENT      TOTAL
                                                              COMMON        ADDITIONAL       RETAINED     RECOGNITION  SHAREHOLDERS'
                                                               STOCK      PAID-IN CAPITAL    EARNINGS       PLANS         EQUITY
BALANCE DECEMBER 31, 1990                                   $25,327,795        40,148,408    89,390,430       --        154,866,633
Net income 1991                                                  --              --          21,454,264       --         21,454,264
Stock issued pursuant to restricted stock plan (note 11)        140,910           845,460        --           --            986,370
Cash dividends ($1.047 per share)                                --              --          (7,986,464)      --         (7,986,464)
Revaluation of marketable equity securities                      --              --             526,161       --            526,161
BALANCE DECEMBER 31, 1991                                    25,468,705        40,993,868   103,384,391       --        169,846,964
Net income 1992                                                  --              --          25,321,522       --         25,321,522
Conversion of subordinated debentures                           600,185         3,101,815        --           --          3,702,000
3 for 2 stock split effected in the form of a 50% stock
  dividend                                                   12,826,640          --         (12,838,051)      --            (11,411)
Cash dividends ($1.14 per share)                                 --              --          (8,768,656)      --         (8,768,656)
Revaluation of marketable equity securities                      --              --            (245,143)      --           (245,143)
BALANCE DECEMBER 31, 1992                                    38,895,530        44,095,683   106,854,063       --        189,845,276
Net income 1993                                                  --              --          27,853,612       --         27,853,612
Conversion of subordinated debentures                         3,965,390        16,903,532        --           --         20,868,922
Shares issued for acquisitions                                3,443,710        17,331,383        --           --         20,775,093
Stock issued pursuant to restricted stock plan, net of
  forfeitures (note 11)                                          11,155            97,365        --           --            108,520
Common stock issued pursuant to Management Recognition
  Plans (note 11)                                               590,600         3,789,040        --       (4,379,640)       --
Earned portion of Management Recognition Plans (note 11)         --              --              --          361,352        361,352
Public offering of shares                                     2,930,000        15,352,009        --           --         18,282,009
Purchase and retirement of shares                            (2,250,000)      (14,220,000)       --           --        (16,470,000)
Cash dividends ($1.24 per share)                                 --              --         (10,386,221)      --        (10,386,221)
Revaluation of marketable equity securities                      --              --            (234,800)      --           (234,800)
BALANCE DECEMBER 31, 1993                                   $47,586,385        83,349,012   124,086,654   (4,018,288)   251,003,763

See accompanying notes to consolidated financial statements.
                                       24

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1993, 1992 and 1991

                                                                                      1993             1992            1991
OPERATING ACTIVITIES:
Net income                                                                        $  27,853,612      25,321,522      21,454,264
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                        5,559,420       5,110,859       5,429,937
  Provision for loan and lease losses                                                 6,453,000       5,983,000       7,407,000
  Deferred income taxes                                                              (1,137,951)     (2,237,839)     (2,781,800)
  Net gain on sales of investment securities                                         (2,652,169)     (2,065,069)        (55,614)
  Net amortization and accretion on investment securities                             3,788,093       2,272,365       1,838,399
  Amortization of intangibles and other assets                                        1,944,706         760,963         366,788
  Accretion of negative goodwill                                                     (1,196,260)        --              --
  Decrease (increase) in accrued interest receivable                                   (201,613)      3,137,666       3,762,590
  Decrease in accrued interest payable                                               (1,405,975)       (368,612)     (1,686,117)
  Decrease (increase) in other assets                                                 3,445,870      12,242,417     (11,935,197)
  Increase (decrease) in other liabilities                                            1,397,608       2,662,707      (1,728,721)
  Vesting of shares held by Management Recognition Plans                                361,352         --              --
  Issuance of restricted stock, net                                                     108,520         --              986,370
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                        44,318,213      52,819,979      23,057,899
INVESTING ACTIVITIES:
Proceeds from sales of investment securities held for investment                      3,048,951      34,772,480      62,548,001
Proceeds from sales of investment securities acquired in purchase acquisitions       53,438,906         --              --
Proceeds from maturities and issuer calls of investment securities held for
  investment                                                                        316,347,564     152,103,814      95,874,130
Purchases of investment securities held for investment                             (471,333,220)   (256,780,735)   (144,850,937)
Proceeds from sales of investment securities available for sale                      57,708,429         --              --
Proceeds from maturities and issuer calls of investment securities available
  for sale                                                                          139,076,025         --              --
Purchases of investment securities available for sale                              (145,508,300)        --              --
Net increase in loans and leases receivable                                        (185,021,225)    (80,958,879)    (71,484,055)
Purchases of premises and equipment                                                  (6,918,292)     (4,859,937)     (3,300,790)
Cash acquired, net of cash paid, in purchase acquisitions                           173,630,030         --              --
    NET CASH USED BY INVESTING ACTIVITIES                                           (65,531,132)   (155,723,257)    (61,213,651)
FINANCING ACTIVITIES:
Net increase in deposit accounts                                                     73,454,542     142,909,553      40,542,944
Net increase (decrease) in federal funds purchased and securities sold under
  agreements to repurchase                                                              258,709      (2,056,229)     (5,581,281)
Net increase (decrease) in other short-term borrowed funds                           (4,184,213)     (9,031,575)     12,253,694
Proceeds from issuance of long-term debt                                             55,117,878       6,000,000          80,000
Repayments of long-term debt                                                         (4,590,646)       (151,924)       (130,901)
Issuances of common stock in public offering, net                                    18,282,009         --              --
Issuances of common stock in acquisitions, net                                       20,775,093         --              --
Purchase and retirement of common stock                                             (16,470,000)        --              --
Cash dividends                                                                      (10,386,221)     (8,768,656)     (7,986,464)
Other, net                                                                              --              (11,411)        --
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                       132,257,151     128,889,758      39,177,992
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           111,044,232      25,986,480       1,022,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (note 1)                             285,006,116     259,019,636     257,997,396
CASH AND CASH EQUIVALENTS AT END OF YEAR (note 1)                                 $ 396,050,348     285,006,116     259,019,636
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year                                                     $  75,226,481      70,575,941      97,725,321
Income taxes paid during the year                                                 $  15,218,133      12,461,175      13,689,121

See accompanying notes to consolidated financial statements.
                                       25

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  CONSOLIDATION
     The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the Corporation) and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company (CCB), CCB Savings Bank of Lenoir, Inc., SSB (CCB Savings), Graham Savings Bank, Inc., SSB (Graham Savings) and Central Carolina Bank-Georgia (collectively, the Subsidiary Banks). The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation (FHMAC) and Southland Associates, Inc. All significant intercompany transactions and accounts are eliminated in consolidation.
  FINANCIAL STATEMENT PRESENTATION
     In 1993, the Corporation adopted two new accounting standards, Statements of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106) and No. 109, Accounting for Income Taxes (SFAS 109). SFAS 106 requires that the projected future cost of providing postretirement benefits be recognized during the periods employees provide services to earn those benefits. Prior to adopting SFAS 106, the cost of providing these benefits was expensed as paid. As permitted under SFAS 106, the Corporation chose to immediately recognize the accumulated benefit obligation for these postretirement benefits as a one-time charge to income in 1993, rather than on a delayed basis over the remaining average service period of active plan participants. The cumulative impact of this change in accounting method was to reduce net income by $2,271,234 ($3,736,834 pre-tax), or $.27 per primary common share.
     Effective January 1, 1993, the Corporation adopted SFAS 109 which superseded previously adopted Statement of Financial Accounting Standards No.
96. SFAS 109 requires a balance sheet approach in which deferred tax assets and liabilities are required to be revalued annually using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Subsequent changes in tax rates will require adjustments to these assets and liabilities. The cumulative impact of this change in accounting method was to increase net income by $900,000, or $.10 per primary common share.
     The Corporation adopted both of these changes on a prospective basis on January 1, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 106 or SFAS 109. The effects of these changes on operating results for the year ended December 31, 1993, excluding the cumulative effect of changing methods, were not material.
     Certain accounts included in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation. Net income and shareholders' equity of the Corporation previously reported for 1992 and 1991 were not affected by these reclassifications.
     For purposes of the Statements of Cash Flows, the Corporation considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.
  INVESTMENT SECURITIES
     Investment securities that management has the intent and ability to hold until maturity are classified as held for investment. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Investment securities that management may sell prior to maturity or will hold for indefinite periods of time are carried at the lower of cost or market value and are classified as available for sale. Securities classified as available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. The cost of investment securities sold is determined by the identified certificate method.
     Included in equity securities available for sale are investments in mutual funds that are carried at the lower of cost or market.
                                       26

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
  PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated lives of the assets on accelerated and straight-line methods. Leasehold improvements are amortized over the term of the respective leases or the estimated useful lives of the improvements, whichever is shorter.
  RESERVE FOR LOAN AND LEASE LOSSES
     The reserve for loan and lease losses is increased by provisions charged to operating expense and reduced by loans and lease financings charged-off, net of recoveries. The reserve is maintained at a level considered adequate by management to provide for known and inherent loan and lease losses based on management's evaluation of the loan and lease financing portfolio, including historical loss experience, identified problem loans, volumes and outstandings, as well as on prevailing and anticipated economic conditions. Additionally, bank regulatory agency examiners periodically review the loan and lease financing portfolio and may require the Corporation to charge-off loans and lease financing and/or increase the reserve for loan and lease losses to reflect their assessment of the collectibility of loans and lease financing in the portfolio based on available information at the time of their examination.
  REAL ESTATE HELD FOR SALE AND DEVELOPMENT BY SOUTHLAND ASSOCIATES, INC.
     Real estate held for sale and development is valued at the lower of cost, including interest and other carrying costs, or estimated net realizable value. A provision for possible losses on this real estate is made when management determines that the cost of the property exceeds the estimated net realizable value. A reserve for possible losses on real estate of $500,000 was maintained at December 31, 1993 and 1992. Cost of real estate sold is based on costs incurred to the date of sale and estimates of future costs, if applicable.
  NON-ACCRUING LOANS AND LEASE FINANCING AND OTHER REAL ESTATE
     Accrual of interest on loans and lease financing is discontinued when management deems that collection of additional interest is doubtful. Other real estate acquired through loan foreclosures is valued at the lower of cost or fair value less estimated cost of sale.
  SUBORDINATED NOTES
     Underwriting discounts and commissions and issuance expenses of the subordinated notes are included in other assets on the Consolidated Balance Sheets. These expenses are being amortized over the term of the subordinated notes on the interest method.
  MANAGEMENT RECOGNITION PLANS
     The Corporation has two Management Recognition Plans (the MRP's) designed to provide an ownership interest in the Corporation through the issuance of common stock to certain officers and directors of the Subsidiary Banks as an incentive for those persons to remain with the Subsidiary Banks. The shares of common stock issued will be earned in instalments over a period of up to five years and the cost of the shares is being charged to operating expense over the period the shares are earned. Prior to vesting, each participant granted shares under the MRP's may direct the voting of the shares allocated to the participant and will be entitled to receive any dividends or other distributions paid on such shares.
  LOAN FEES
     Certain fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield by a level-yield method.
                                       27

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
  INTANGIBLES ARISING FROM ACQUISITIONS
     Intangibles arising from acquisitions result from the Corporation paying amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed (primarily for up to 10 years).
     Negative goodwill, included in other liabilities on the Consolidated Balance Sheet, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserves and after reducing the basis in noncurrent assets acquired to zero. Negative goodwill is being accreted into earnings over the estimated periods to be benefited (generally 10 years).
  INCOME TAXES
     The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax exempt interest income. Deferred income taxes are provided when there is a difference between the periods items are reported for financial statement purposes and when they are reported for tax purposes and are recorded at the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.
  RESTRICTED STOCK AND PERFORMANCE UNIT PLANS
     The Corporation has Restricted Stock and Performance Unit Plans covering certain officers of the Corporation and Subsidiary Banks. The market value of shares issued under the Restricted Stock Plans, along with a provision for the estimated value of performance units awarded under the Performance Unit Plans, is being charged to operating expense as earned over five-year periods.
  PER SHARE DATA
     Primary income per share is computed based on the weighted average number of common shares outstanding during each period. Fully diluted income per share is computed based on the weighted average number of common shares outstanding and common shares issuable upon full conversion of convertible debt (which was fully converted or redeemed at December 31, 1993). In this computation, interest expense on convertible debt, net of applicable income taxes, is added back to income as if the debt was converted into common stock at the beginning of the period.
  FAIR VALUE OF FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments (SFAS 107) requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not intend to represent the underlying value of the Corporation.
(2) ACQUISITIONS
     On April 1, 1993, the Corporation consummated the acquisition of Mutual Savings Bank, SSB of Lenoir, North Carolina (Mutual). In the acquisition transaction, Mutual converted from mutual to stock form and the Corporation offered and sold 284,282 shares of its $5.00 par value common stock to the depositors and loan customers of Mutual as required under North Carolina law to effect the conversion of Mutual to the stock form. Gross proceeds from the sale of the shares of the Corporation's common stock amounted to $9,706,000. The Corporation is operating Mutual as a
                                       28

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(2) ACQUISITIONS -- Continued
wholly-owned stock subsidiary under the name CCB Savings Bank of Lenoir, Inc., SSB. At March 31, 1993, Mutual had total assets of $109,754,000, total loans of $73,652,000, total deposits of $90,036,000 and retained earnings of $9,750,000. The transaction was effected as a tax free reorganization and accounted for under the purchase method of accounting. Negative goodwill of $7,736,096 was recorded as a result of the transaction.
     On May 31, 1993, the Corporation, through its lead bank subsidiary, CCB, acquired the Greensboro, North Carolina operations of 1st Home Federal Savings and Loan Association, F.A. (1st Home Federal). In this transaction, CCB, for a purchase price of $17,800,000, assumed deposits of $412,981,000, assumed other liabilities of $25,265,000, purchased loans of $204,394,000 and purchased investment securities and other assets of $216,052,000. Goodwill of $24,619,829 was recorded as a result of the transaction.
     On October 1, 1993, the Corporation consummated the acquisition of Graham Savings Bank, SSB (Graham) of Graham, North Carolina in a conversion/acquisition transaction similar to the Mutual transaction discussed above. The Corporation is operating Graham as a wholly-owned subsidiary under the name Graham Savings Bank, Inc., SSB. At September 30, 1993, Graham operated two offices and had total assets of $111,013,000, total loans of $84,505,000, total deposits of $94,131,000 and retained earnings of $16,636,000. Negative goodwill of $13,198,190 was recorded as a result of the transaction.
     On October 15, 1993, the Corporation consummated the acquisition of Citizens Savings, SSB (Citizens) of Lenoir, North Carolina in a conversion/acquisition transaction similar to the Mutual and Graham transactions discussed above. Citizens was merged with and into CCB Savings shortly after acquisition. At September 30, 1993, Citizens operated two offices and had total assets of $136,697,000, total loans of $99,779,000, total deposits of $117,964,000 and retained earnings of $17,957,000. Negative goodwill of $13,732,725 was recorded as a result of the transaction.
     The Corporation's proposed conversion/acquisition of Shelby Savings Bank, SSB of Shelby, North Carolina was terminated on September 16, 1993. Expenses incurred for the terminated transaction were charged to earnings in 1993.
     The following presents on a pro forma basis certain financial data that gives effect to the Corporation's acquisitions of Mutual, 1st Home Federal, Graham and Citizens as if they had occurred at the beginning of the periods presented and reflects adjustments made under the purchase method of accounting for business combinations. The pro forma financial information presented is not necessarily indicative of actual results that would have been achieved had the acquisitions been consummated at the beginning of the periods presented, and is not indicative of future results. Information related to Citizens and Mutual has been combined due to immateriality and their subsequent merger after acquisition. Earnings per share are presented only on a fully combined basis.

                                                                                               PRO FORMA (UNAUDITED)
                                                                                          MUTUAL AND
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      CORPORATION     CITIZENS     1ST HOME    GRAHAM
YEAR ENDED DECEMBER 31, 1993:
  Interest and other income                                                 $  229,748      10,730        12,944     8,205
  Income before cumulative changes in accounting principles                     29,225       1,576           611     1,770
  Income before cumulative changes in accounting principles per primary
    share                                                                         3.50          --            --        --
  Income before cumulative changes in accounting principles per fully
    diluted share                                                                 3.41          --            --        --
  Net income                                                                    27,854       1,576           611     1,770
  Net income per primary share                                                    3.33          --            --        --
  Net income per fully diluted share                                              3.25          --            --        --
Year ended December 31, 1992:
  Interest and other income                                                    202,431      22,832        27,431    12,317
  Net income                                                                    25,322       3,945        (1,345)    2,998
  Net income per primary share                                                    3.30          --            --        --
  Net income per fully diluted share                                              3.10          --            --        --
                                                                           FULLY
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     COMBINED
YEAR ENDED DECEMBER 31, 1993:
  Interest and other income                                                261,627
  Income before cumulative changes in accounting principles                 33,182
  Income before cumulative changes in accounting principles per primary
    share                                                                     3.81
  Income before cumulative changes in accounting principles per fully
    diluted share                                                             3.69
  Net income                                                                31,811
  Net income per primary share                                                3.65
  Net income per fully diluted share                                          3.54
Year ended December 31, 1992:
  Interest and other income                                                265,011
  Net income                                                                30,920
  Net income per primary share                                                3.70
  Net income per fully diluted share                                          3.48

                                       29

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(3) RESTRICTIONS ON CASH AND DUE FROM BANKS
     The Subsidiary Banks are required to maintain non-interest bearing reserve and clearing balances with the Federal Reserve Bank. These balances are included in cash and due from banks on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at December 31, 1993 and 1992, the Subsidiary Banks were required to maintain average reserve and clearing balances of approximately $28,102,000 and $27,830,000, respectively.
(4) INVESTMENT SECURITIES
     The book values and approximate market values of investment securities at December 31, 1993 and 1992 were as follows:

                                                    1993                                           1992
                                BOOK       UNREALIZED   UNREALIZED      MARKET         BOOK      UNREALIZED   UNREALIZED
                                VALUE         GAINS       LOSSES        VALUE         VALUE         GAINS       LOSSES
HELD FOR INVESTMENT:
U.S. Treasury               $    --            --           --            --        264,350,423    9,039,350      (486)
U.S. Government agencies
  and corporations               --            --           --            --        124,483,876      898,878      (699)
States and political
  subdivisions                 50,340,505    4,468,206     (41,076)    54,767,635    43,602,066    4,218,191    (4,594)
Equity securities              13,785,629      --           --         13,785,629    15,901,499           --        --
      Total                 $  64,126,134    4,468,206     (41,076)    68,553,264   448,337,864   14,156,419    (5,779)
AVAILABLE FOR SALE:
U.S. Treasury               $ 266,465,301    9,249,160    (368,221)   275,346,240       --           --          --
U.S. Government agencies
  and corporations            242,353,226    1,392,310    (377,915)   243,367,621       --           --          --
Equity securities              44,473,866      --           --         44,473,866       --           --          --
      Total                 $ 553,292,393   10,641,470    (746,136)   563,187,727       --           --          --
                               MARKET
                               VALUE
HELD FOR INVESTMENT:
U.S. Treasury                273,389,287
U.S. Government agencies
  and corporations           125,382,055
States and political
  subdivisions                47,815,663
Equity securities             15,901,499
      Total                  462,488,504
AVAILABLE FOR SALE:
U.S. Treasury                    --
U.S. Government agencies
  and corporations               --
Equity securities                --
      Total                      --

     Following is a maturity schedule of investment securities at December 31, 1993:

                                                                                                      BOOK           MARKET
                                                                                                      VALUE          VALUE
Within 1 year                                                                                     $ 207,424,346    208,119,830
After 1 but within 5 years                                                                          220,312,363    226,715,712
After 5 but within 10 years                                                                          57,716,017     61,708,152
After 10 years                                                                                       25,556,633     27,787,609
      Subtotal                                                                                      511,009,359    524,331,303
Mortgage-backed securities                                                                           48,149,673     49,150,193
Equity securities                                                                                    58,259,495     58,259,495
      Total investment securities                                                                 $ 617,418,527    631,740,991

     Investment securities with book values of approximately $279,225,000 at December 31, 1993 and $169,687,000 at December 31, 1992 were pledged to secure public funds on deposit, collateralized mortgage obligations and for other purposes required by law.
     The balance in the valuation allowance for marketable equity securities included as an adjustment to retained earnings was ($835,677) and ($600,877) at December 31, 1993 and 1992, respectively.
                                       30

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(5) LOANS AND LEASE FINANCING
     A summary of loans and lease financing at December 31, 1993 and 1992 follows:

                                                                                                   1993              1992
Commercial, financial and agricultural                                                        $   386,203,497      321,488,300
Real estate-construction                                                                          220,395,299      170,641,183
Real estate-mortgage                                                                            1,153,502,835      682,444,534
Instalment loans to individuals                                                                   201,984,672      163,996,314
Credit card receivables                                                                           175,484,680      161,872,827
Lease financing                                                                                    25,062,190       24,240,808
      Total gross loans and lease financing                                                     2,162,633,173    1,524,683,966
Less unearned income                                                                                3,144,119        3,547,820
      Total loans and lease financing                                                         $ 2,159,489,054    1,521,136,146

     Loans and lease financing of approximately $12,975,000 at December 31, 1993 and $11,059,000 at December 31, 1992 were not accruing interest. Other real estate acquired through loan foreclosures amounted to $8,033,000 and $9,296,000 at December 31, 1993 and 1992, respectively, and is included in other assets on the Consolidated Balance Sheets.
     In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North Carolina. Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant group concentrations of credit risk.
     During 1993 and 1992, the Subsidiary Banks had loan, lease financing and deposit relationships with Executive Officers and Directors of the Corporation and their Associates. Following is an analysis of these borrowings for the year ended December 31, 1993:

                                                                             BALANCE AT
                                                                              BEGINNING       NEW                    BALANCE AT
                                                                               OF YEAR       LOANS      REPAYMENTS   END OF YEAR
Directors, Executive Officers and Associates                                 $ 6,185,000    5,076,000    3,786,000    $7,475,000

     In the opinion of management, these loans and lease financing arrangements do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers.
     Loans serviced for the benefit of others totaled approximately $432,689,000, $254,952,000 and $86,357,000 at December 31, 1993, 1992 and 1991,
respectively.
(6) RESERVE FOR LOAN AND LEASE LOSSES
     Following is a summary of the reserve for loan and lease losses:

                                                                                       1993           1992           1991
Balance at beginning of year                                                        $19,026,764    $17,741,918     16,233,854
Provision charged to operations                                                       6,453,000      5,983,000      7,407,000
Reserves related to acquisitions                                                      5,772,729             --        210,000
Recoveries of loan and leases previously charged-off                                  1,551,622      1,499,106      1,244,436
Loan and lease losses charged to reserve                                             (5,840,781)    (6,197,260)    (7,353,372)
Balance at end of year                                                              $26,963,334    $19,026,764     17,741,918

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(7) PREMISES AND EQUIPMENT
     Following is a summary of premises and equipment:

                                                                                                      ACCUMULATED           NET
                                                                                                      DEPRECIATION         BOOK
                                                                                         COST       AND AMORTIZATION       VALUE
DECEMBER 31, 1993:
Land                                                                                 $  8,228,647              --         8,228,647
Buildings                                                                              29,758,805      11,839,761        17,919,044
Leasehold improvements                                                                  4,719,037       1,715,985         3,003,052
Furniture and equipment                                                                46,207,519      32,761,077        13,446,442
      Total premises and equipment                                                   $ 88,914,008      46,316,823        42,597,185
December 31, 1992:
Land                                                                                 $  6,339,717              --         6,339,717
Buildings                                                                              26,768,815      12,573,574        14,195,241
Leasehold improvements                                                                  3,984,297       1,395,064         2,589,233
Furniture and equipment                                                                38,231,790      26,483,251        11,748,539
      Total premises and equipment                                                   $ 75,324,619      40,451,889        34,872,730

(8) FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE Federal funds purchased generally represent overnight borrowings by the
Subsidiary Banks for temporary funding requirements. The Subsidiary Banks have not had any federal fund purchases in the prior three years. Securities sold under agreements to repurchase represent short-term borrowings by the Subsidiary Banks collateralized by U.S. Treasury and U.S. Government agency and corporation securities with book values of $65,002,758 and market values of $66,436,271 at December 31, 1993. Following is a summary of this type of borrowing for the three previous years:

                                                                                         1993           1992          1991
Balance at December 31                                                                $25,526,966    25,268,257    27,324,486
Weighted average interest rate at December 31                                                2.13%         3.62          3.91
Maximum amount outstanding at any month end during the year                           $37,265,241    25,268,257    38,093,822
Average daily balance outstanding during the year                                     $29,016,000    26,525,000    30,418,000
Average annual interest rate paid during the year                                            1.94%         2.47          4.80

(9) OTHER SHORT-TERM BORROWED FUNDS
     Other short-term borrowed funds outstanding at December 31, 1993 and 1992 consist of the Subsidiary Banks' treasury tax and loan depository note accounts (the TTL accounts). The TTL accounts are payable on demand and interest on borrowings under this arrangement is payable at .25% below the weekly federal fund rate as quoted by the Federal Reserve. The TTL accounts are collateralized by various investment securities with book values of $29,012,160 and market values of $29,056,878 at December 31, 1993. Interest expense on the TTL accounts amounted to $386,487, $439,312 and $749,980 in 1993, 1992, and 1991,
respectively.
     Also outstanding during 1993 was a short-term credit facility from a commercial bank with outstandings of up to $23,000,000 and bearing interest at 4.70%. Proceeds from the borrowed funds were contributed as equity capital by the Corporation to its Subsidiary Banks. This facility was paid in full on November 29, 1993.
                                       32

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(10) LONG-TERM DEBT
     Following is a summary of long-term debt at December 31, 1993 and 1992:

                                                                                                        1993          1992
Mortgages payable and other notes payable with interest rates of 8% to 9%                           $    214,589       247,631
7% Subordinated capital notes issued in 1968 and matured on November 15, 1993                                 --       200,000
Federal Home Loan Bank Advances maturing through 2013                                                 20,837,705     6,000,000
Collateralized mortgage obligations                                                                   17,645,779            --
6.75% Subordinated notes issued in 1993 and maturing on December 1, 2003                              40,000,000            --
8.75% Convertible subordinated debentures issued in 1985                                                      --    21,298,000
      Total long-term debt                                                                          $ 78,698,073    27,745,631

     Mortgages payable are collateralized by premises with an approximate book value of $497,000 at December 31, 1993. The Federal Home Loan Bank Advances are at fixed rates of 4.50% to 6.78% and are collateralized by liens on first mortgage loans with book values not less than the outstanding principal balance of the obligations.
     In connection with the acquisition of the 1st Home branches, the Corporation assumed the liabilities of FHMAC including collateralized mortgage obligations (the CMO's) of which $17,645,779 are outstanding at December 31, 1993. The CMO's are collateralized by FNMA mortgage-backed securities, short-term investments and time deposits in other banks of $18,763,568 at December 31, 1993 and bear a contractual 11% interest rate, payable quarterly. The CMO's have a stated maturity of February 1, 2016 and are redeemable after February 1, 1996 subject to certain restrictions at the option of FHMAC. Since the rate of payment of principal will depend on the rate of payment (including prepayments) of the mortgage-backed securities, the actual maturity could occur significantly earlier than its stated maturity.
     In 1993, the Corporation issued $40,000,000 of 6.75% subordinated notes due December 1, 2003. Interest on the notes is payable semi-annually on June 1 and December 1 beginning June 1, 1994. The notes are not redeemable prior to maturity and the notes do not provide for any sinking fund. The notes are unsecured and subordinated to all present and future senior indebtedness of the Corporation.
     In 1985, the Corporation issued $25,000,000 of 8.75% convertible subordinated debentures due June 15, 2010. The debentures were convertible into common stock of the Corporation at any time on or before June 15, 2010, unless previously redeemed, at a conversion price of $26.667 per share, subject to adjustment in certain events. During 1993, $21,150,000 of debentures were converted into 793,828 shares of common stock and $148,000 of debentures were redeemed for cash as a result of voluntary conversions and a full redemption call by the Corporation on May 28, 1993, effective June 30, 1993.
     Maturities of long-term debt are as follows:

                                                                                           TOTAL MATURITIES
Year Ending December 31
1994                                                                                         $      699,971
1995                                                                                              6,452,010
1996                                                                                                451,207
1997                                                                                                471,956
1998                                                                                                494,380
Thereafter                                                                                       70,128,549
      Total                                                                                  $   78,698,073

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(11) EMPLOYEE BENEFIT PLANS
  PENSION PLAN
     The Corporation has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The pension plan, which makes provisions for early and delayed retirement as well as normal retirement, provides participants with retirement benefits based on credited years of service and an average salary for the five consecutive years within the last ten years preceding normal retirement that will produce the highest average salary. The Corporation has made no contributions to its pension plan for the three previous years due to the full funding limitations imposed by the Omnibus Budget Reconciliation Act of 1987. The Corporation has recorded pension expense of $541,476, $646,362 and $1,120,171 for 1993, 1992 and 1991, respectively, the components of which are shown below:

                                                                                           1993           1992          1991
Service cost of benefits earned during the period                                       $ 1,514,809     1,604,524     1,581,975
Interest cost on projected benefit obligation                                             2,107,404     2,003,964     1,846,917
Return on pension plan assets                                                            (2,561,883)   (2,466,973)   (2,050,758)
Net amortization and deferral                                                              (518,854)     (495,153)     (257,963)
Net pension expense                                                                     $   541,476       646,362     1,120,171

     At January 1, 1993, pension plan assets were $32,637,992, the projected benefit obligation was $27,219,216, and the accumulated benefit obligation was $18,465,480. At January 1, 1992, pension plan assets were $31,257,066, the projected accumulated benefit obligation was $25,360,381, and the accumulated benefit obligation was $16,395,132. At January 1, 1991, pension plan assets were $25,991,102, the projected benefit obligation was $23,360,387, and the accumulated benefit obligation was $14,577,677. The funded status of the Corporation's pension plan and the amounts recognized on the Consolidated Balance Sheets at December 31, 1993, 1992 and 1991 are shown below:

                                                                                                    DECEMBER 31
                                                                                         1993           1992          1991
ACTUARIAL PRESENT VALUE OF ACCUMULATED BENEFIT OBLIGATIONS:
  Vested                                                                              $22,064,288    18,285,354    16,186,465
  Nonvested                                                                               307,788       257,628       219,661
      Accumulated benefit obligation                                                  $22,372,076    18,542,982    16,406,126
Pension plan assets at fair value (primarily listed stocks and bonds)                 $32,990,764    32,637,992    31,257,066
Projected benefit obligation                                                           32,744,702    28,682,902    26,041,926
Pension plan assets in excess of projected benefit obligation                             246,062     3,955,090     5,215,140
Unrecognized prior service costs                                                        1,029,398        --            --
Unrecognized net gain                                                                  (3,359,167)   (5,032,877)   (5,192,026)
Unrecognized net excess pension plan assets at transition                              (1,126,923)   (1,232,052)   (1,686,591)
Accrued pension expense                                                               $(3,210,630)   (2,309,839)   (1,663,477)

     Assumptions used in computing the actuarial present value of the projected benefit obligation were as follows:

Discount rate                                                                               7.25%          8.00          8.00
Rate of increase in compensation level of employees                                         5.50%          6.50          6.50
Expected long-term rate of return on pension plan assets                                    8.00%          8.00          8.00

  SAVINGS AND PROFIT SHARING PLANS
     The Corporation has a Retirement Savings Plan covering substantially all employees with one year's service. Under the plan, employee contributions are partially matched by the Corporation. Total expense under this plan was $706,379, $624,989 and $563,420 in 1993, 1992 and 1991, respectively.
                                       34

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(11) EMPLOYEE BENEFIT PLANS -- Continued
     The Corporation had an Employee Stock Ownership Plan covering substantially all employees with one year's service. Total expense under this plan amounted to $580,711, $525,000 and $475,000 in 1993, 1992 and 1991, respectively. During
1993, this plan was merged into the Retirement Savings Plan.
  STOCK OPTION AND OTHER INCENTIVE PLANS
     The Corporation had a Restricted Stock Plan designed to provide long-term incentive compensation to certain officers of the Corporation and its subsidiaries. A maximum of 300,000 shares of the Corporation's common stock was available for awards under this plan. At December 31, 1993, a total of 78,038 shares were issued and outstanding under this plan with original restriction periods of five years. Total expense under this plan was $374,331, $362,751 and $349,910 in 1993, 1992 and 1991, respectively. The plan expired on December 31, 1993 and no further grants will be awarded under the plan.
     The Corporation has a Performance Unit Plan, which operates in conjunction with the Restricted Stock Plan, covering certain senior officers of the Corporation and its subsidiaries. Under this plan, eligible participants have been awarded performance units with a target value of $100 each. At December 31, 1993, a total of 13,378 units were outstanding and will be deemed earned if and to the extent the Corporation and its subsidiaries meet profit objectives established by the Board of Directors. Total expense under this plan was $340,600, $422,796 and $369,950 for 1993, 1992 and 1991, respectively.
     During 1993, the Corporation adopted the MRP's covering certain officers and directors of the Subsidiary Banks. Under the MRP's, 118,120 shares of the Corporation's stock were awarded to MRP participants. The shares will be earned in installments over a period of up to five years. A participant becomes fully vested in the event of the participant's death or disability. In addition, the Corporation has agreed to make cash payments to MRP's participants in an amount estimated to approximate the federal and state income tax liability for the stock grants under the MRP's. Total expense during 1993 under the MRP's (including income tax payments) was $463,237.
     CCB has a Management Performance Incentive Plan covering certain officers. The total award is based on a percentage of base salary of the eligible participants and financial performance of the Corporation as compared to certain other North Carolina and Virginia bank holding companies. Total expense under this plan was $1,000,000, $742,033 and $975,000 in 1993, 1992 and 1991,
respectively.
     During 1993, the Corporation adopted nonstatutory and incentive stock option plans for certain of the Subsidiary Banks. The stock options were granted to the directors and certain officers of the applicable Subsidiary Banks entitling them to purchase shares of the Corporation's common stock at prices ranging from $36.98 to $37.75, the fair market value per share on the dates of grant. The options are earned and exercisable over a period of up to 10 years.
     The following table summarizes stock option transactions during 1993:

                                                                                          OPTION    OPTION PRICE     AGGREGATE
                                                                                          SHARES      PER SHARE       AMOUNT
Granted in 1993 and Outstanding at December 31, 1993                                      128,771    $36.98-37.76    $4,794,369
Exercisable at December 31, 1993                                                           52,491

  POSTRETIREMENT HEALTH AND LIFE INSURANCE PLAN
     The Corporation maintains a defined contribution retiree health and life insurance plan covering all employees who retire after age 55 with ten years of service. As discussed in Note 1, effective January 1, 1993, the Corporation adopted SFAS 106 which requires the recognition of the accumulated obligation for the Corporation's health care and life insurance plans as well as the periodic costs of providing these coverages for retirees. Prior to the adoption of SFAS 106, the costs of providing these coverages were expensed as paid.
                                       35

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(11) EMPLOYEE BENEFIT PLANS -- Continued
     The following table sets forth the plan's funded status and the amounts recognized in the Corporation's Consolidated Balance Sheet at December 31, 1993:

                                                                                                                  DECEMBER 31,
                                                                                                                      1993
ACTUARIAL PRESENT VALUE OF ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:
  Retirees                                                                                                        $  2,951,700
  Active employees -- fully eligible                                                                                   641,120
  Active employees -- not fully eligible                                                                             1,104,880
    Accumulated postretirement benefit obligation                                                                    4,697,700
Plan assets at fair value                                                                                                   --
Accrued postretirement benefit expense                                                                            $ (4,697,700)

     The accumulated postretirement benefit obligation at December 31, 1993 was determined using the following assumptions:

Rate of return on plan assets                                                                                              N/A
Discount rate                                                                                                             7.25%
Rate of increase in healthcare costs:
  Initial                                                                                                                16.00
  Ultimate                                                                                                                6.00

     Net periodic postretirement benefit expense charged to operations for the year ended December 31, 1993 included the following components:

                                                                                                                       1993
Service cost of benefits earned during the period                                                                    $ 77,079
Interest cost on projected benefit obligation                                                                         336,315
Net postretirement expense                                                                                           $413,394

     Total expense in providing these benefits was $196,753 and $162,082 in 1992 and 1991, respectively.
(12) SUPPLEMENTARY INCOME STATEMENT INFORMATION
     Following is a breakdown of the components of other operating expenses on the Consolidated Statements of Income:

                                                                                      YEARS ENDED DECEMBER 31
                                                                                          1993          1992          1991
Advertising                                                                           $  2,963,640     1,869,255     1,641,468
Data processing external services                                                        3,471,662     2,941,880     2,589,239
FDIC insurance assessment                                                                5,467,950     4,206,198     3,771,952
Postage and freight                                                                      2,148,492     1,956,201     1,814,530
Printing and office supplies                                                             2,905,644     1,946,594     2,018,670
Telephone                                                                                2,636,093     2,147,137     1,766,494
Legal and professional fees                                                              2,960,605     3,103,380     1,525,443
Amortization of intangible assets                                                        1,570,374       211,130        47,700
All other                                                                               11,436,908     8,416,613     9,518,786
      Total other operating expenses                                                  $ 35,561,368    26,798,388    24,694,282

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(13) INCOME TAXES
     As discussed in Note 1, the Corporation adopted SFAS 109 on January 1, 1993 and has reported the cumulative effect of that change in method of accounting for income taxes, a benefit of $900,000, in the 1993 Consolidated Statement of Income. Prior years' financial statements have not been restated to apply the provisions of SFAS 109. The Corporation previously used the asset and liability method under Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes (SFAS 96). Under SFAS 96, deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements. The future tax consequences of recovering assets or settling liabilities at their financial statement carrying amounts were considered in calculating deferred taxes. Generally, SFAS 96 prohibited consideration of any other future events in calculating deferred taxes.
     The components of income tax expense are as follows:

                                                                                         1993           1992          1991
TAXES CURRENTLY PAYABLE:
  Federal                                                                             $14,337,300    11,855,000    10,596,900
  State                                                                                 1,238,000     1,255,000     1,013,000
    Total                                                                              15,575,300    13,110,000    11,609,900
DEFERRED INCOME TAX (BENEFIT):
  Federal                                                                                (894,000)     (926,000)   (2,249,300)
  State                                                                                   (41,000)     (269,000)     (532,500)
    Total                                                                                (935,000)   (1,195,000)   (2,781,800)
    Income tax expense                                                                $14,640,300    11,915,000     8,828,100

     At December 31, 1993, the Corporation has recorded a net deferred income tax asset of $5,162,000 which is included in other assets in the Consolidated Balance Sheet. Taxes paid in the carryback period exceed the amount of the Corporation's net deferred tax asset. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined that a valuation allowance for deferred tax assets is not required at December 31, 1993. The sources and tax effects of cumulative temporary differences that give rise to significant portions of the net deferred income tax asset at December 31, 1993 are shown below:

                                                                                              1993
DEFERRED TAX ASSETS:
  Reserve for loan losses                                                                 $  5,113,000
  Postretirement benefits                                                                    1,559,000
  Pension expense                                                                            1,649,000
  Deferred compensation                                                                        585,000
  Purchase accounting adjustment on deposit rates                                            1,610,000
  Other                                                                                      1,612,000
      Total gross deferred assets                                                           12,128,000
DEFERRED TAX LIABILITIES:
  Lease financing                                                                            2,103,000
  Intangible assets                                                                          3,096,000
  Net deferred loan costs                                                                      756,000
  Other                                                                                      1,011,000
      Total gross deferred liabilities                                                       6,966,000
      Net deferred tax asset                                                              $  5,162,000

     Deferred income tax benefits for 1992, as computed under SFAS 96, consist of temporary differences primarily related to the loan loss provision charged to operating expense in excess of the deduction for tax purposes, depreciation on premises and equipment deducted for tax purposes in excess of depreciation charged to operations, certain benefit plan expenses charged to operating expense in excess of the deduction for tax purposes and income from
                                       37

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(13) INCOME TAXES -- Continued
lease financing reported under the financing method for financial statement purposes and the operating method for tax purposes. Deferred income tax assets totaled $4,319,000 at December 31, 1992 and are included in other assets in the Consolidated Balance Sheet.
     A reconciliation of income tax expense to the amount computed by multiplying income before income taxes by the statutory federal income tax rate follows:

                                                                              AMOUNT                        % OF PRETAX INCOME
                                                                 1993           1992          1991       1993      1992     1991
Tax expense at statutory rate on income before income taxes   $15,353,000    12,660,000    10,296,000    35.0%     34.0     34.0
State taxes, net of federal benefit                               778,000       651,000       317,000     1.8       1.8      1.1
Increase (reduction) in taxes resulting from:
  Tax exempt interest on investment securities and loans       (1,098,000)   (1,253,000)   (1,636,300)   (2.5 )    (3.4)    (5.4 )
  Other, net                                                     (392,700)     (143,000)     (148,600)    (.9 )     (.4)     (.5 )
Income tax expense                                            $14,640,300    11,915,000     8,828,100    33.4%     32.0     29.2

     The related income tax expense of net securities gains was $1,064,000, $811,500 and $21,900 in 1993, 1992 and 1991, respectively.
(14) COMMITMENTS AND CONTINGENCIES
     The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2013. Total rental expense amounted to $4,769,433 in 1993, $4,818,710 in 1992 and $4,674,518 in
1991.
     A summary of noncancellable, long-term lease commitments at December 31, 1993 follows:

                                                                                            TYPE OF PROPERTY
                                                                                            REAL                       TOTAL
YEAR ENDING DECEMBER 31                                                                   PROPERTY     EQUIPMENT    COMMITMENTS
1994                                                                                    $  2,293,090    1,178,155     3,471,245
1995                                                                                       2,054,793      678,872     2,733,665
1996                                                                                       1,981,156      331,586     2,312,742
1997                                                                                       2,514,783      133,453     2,648,236
1998                                                                                       1,553,142       65,934     1,619,076
Thereafter                                                                                21,932,277           --    21,932,277
      Total lease commitments                                                           $ 32,329,241    2,388,000    34,717,241

     Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1994.
     The Subsidiary Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract or notional amount of these instruments reflects the extent of involvement that the Subsidiary Banks have in classes of financial instruments.
     The Subsidiary Banks use the same credit policies in making commitments to extend credit and in issuing standby letters of credit that are used for on-balance sheet instruments. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss.
     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses
                                       38

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(14) COMMITMENTS AND CONTINGENCIES -- Continued
and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral is obtained if deemed necessary.
     Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extensions of credit with collateral being obtained if deemed necessary.
     During 1993, CCB entered into a corridor interest rate contract with a large money center bank (the counterparty) to manage interest rate risk. The contract, which has a notional amount of $100,000,000, was entered into for a two-year period beginning July 1, 1993 and the 72 basis point fee on the contract is being amortized over the life of the contract as an adjustment to interest income. The contract was structured to offset exposure from a rising interest rate environment, and at the same time, to take advantage of balance sheet sensitivity in a falling interest rate environment. This contract involves potential credit risk arising from the counterparty's inability to meet the terms of the contract. Mangement considers the credit risk of this transaction to be minimal and manages this risk through routine monitoring procedures.
     At December 31, 1993 and 1992, the Subsidiary Banks had commitments to extend credit of approximately $764,029,000 and $375,271,000. These amounts include unused credit card receivables and home mortgage equity lines of $291,224,000 and $123,032,000, respectively, at December 31, 1993 and
$181,218,000 and $83,304,000, respectively at December 31, 1992.
     The Subsidiary Banks had approximately $13,533,000 and $9,351,000 in outstanding standby letters of credit at December 31, 1993 and 1992.
     The notional amount of interest rate swaps at December 31, 1992 was $25,000,000. The Corporation had no interest rate swaps at December 31, 1993.
     Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material effect on the Corporation's financial position.
(15) DIVIDEND RESTRICTIONS
     Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to the Corporation in the form of cash dividends. In addition to restrictions under the General Statutes of North Carolina, there are regulatory capital requirements which must be met by the Subsidiary Banks. Under these requirements, the Subsidiary Banks have approximately $101,613,000 in retained earnings at December 31, 1993 that can be transferred to the Corporation in the form of cash dividends. Total dividends declared by the Subsidiary Banks to the Corporation in 1993 were $10,150,000.
     As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $160,149,000 at December 31, 1993 were restricted from transfer to the Corporation.
(16) CCB FINANCIAL CORPORATION (PARENT COMPANY)
     CCB Financial Corporation's principal asset is its investment in its Subsidiary Banks and its principal source of income is dividends from its Subsidiary Banks. The Parent Company's Condensed Balance Sheets at December 31, 1993 and 1992 and the related Condensed Statements of Income and Cash Flows for the years ended December 31, 1993, 1992 and 1991 are as follows:
                                       39

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(16) CCB FINANCIAL CORPORATION (PARENT COMPANY) -- Continued

                                                                                                          DECEMBER 31
                                                                                                      1993            1992
BALANCE SHEETS
Cash and short-term investments                                                                   $   2,761,648      1,037,010
Notes receivable from subsidiaries                                                                   33,265,000     26,535,000
Investments in bank subsidiaries                                                                    261,761,943    185,617,840
Other assets                                                                                          3,553,520      2,674,646
    Total assets                                                                                  $ 301,342,111    215,864,496
Subordinated notes                                                                                $  40,000,000             --
Convertible subordinated debentures                                                                          --     21,298,000
Other liabilities                                                                                    10,338,348      4,721,220
    Total liabilities                                                                                50,338,348     26,019,220
Shareholders' equity                                                                                251,003,763    189,845,276
    Total liabilities and shareholders' equity                                                    $ 301,342,111    215,864,496

                                                                                              YEARS ENDED DECEMBER 31
                                                                                          1993          1992          1991
INCOME STATEMENTS
Dividends from bank subsidiaries                                                      $ 10,150,000     6,900,000     3,810,000
Interest income                                                                          1,231,674     2,431,551     2,919,630
Management fees                                                                            957,646        60,504            --
    Total operating income                                                              12,339,320     9,392,055     6,729,630
Interest expense                                                                         1,334,951     2,127,517     2,236,448
Other operating expenses                                                                   854,369       364,538       683,182
    Total operating expenses                                                             2,189,320     2,492,055     2,919,630
Income before income taxes                                                              10,150,000     6,900,000     3,810,000
Income taxes                                                                                    --            --            --
Income before equity in undistributed net income of bank subsidiaries                   10,150,000     6,900,000     3,810,000
Equity in undistributed net income of bank subsidiaries                                 17,703,612    18,421,522    17,644,264
Net income                                                                            $ 27,853,612    25,321,522    21,454,264

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(16) CCB FINANCIAL CORPORATION (PARENT COMPANY) -- Continued

                                                                                              YEARS ENDED DECEMBER 31
                                                                                         1993           1992           1991
STATEMENTS OF CASH FLOWS
Net cash provided by operating activities                                            $ 14,820,528      5,570,782     7,970,339
Investment in acquired subsidiaries                                                   (39,675,291)            --            --
Investment in existing subsidiaries                                                   (19,000,000)            --            --
Net (increase) decrease in loans to subsidiaries                                       (6,730,000)     1,690,000       990,937
    Net cash provided (used) by investing activities                                  (65,405,291)     1,690,000       990,937
Increase (decrease) in master notes                                                            --     (2,729,827)    2,729,827
Public offering of common stock and subordinated notes, net                            58,390,529             --            --
Issuances of common stock in acquisitions, net                                         20,775,093             --            --
Purchase and retirement of common stock                                               (16,470,000)            --            --
Cash dividends                                                                        (10,386,221)    (8,768,656)   (7,986,464)
    Net cash provided (used) by financing activities                                   52,309,401    (11,498,483)   (5,256,637)
Net increase (decrease) in cash and short-term investments                              1,724,638     (4,237,701)    3,704,639
Cash and short-term investments at beginning of year                                    1,037,010      5,274,711     1,570,072
Cash and short-term investments at end of year                                       $  2,761,648      1,037,010     5,274,711

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)
     Following is a summary of the consolidated quarterly financial data for the years ended December 31, 1993 and 1992 (in thousands except per share data):

                                                                            1993                                 1992
                                                                         3RD      2ND     1ST       4TH      3RD      2ND      1ST
                                                             4TH QTR.   QTR.     QTR.     QTR.     QTR.     QTR.     QTR.     QTR.
Interest income                                              $ 54,649   50,459   45,157  40,424    42,267   42,202   42,714   42,553
Interest expense                                               21,034   19,176   17,895  15,716    16,388   17,174   17,793   19,282
Net interest income                                            33,615   31,283   27,262  24,708    25,879   25,028   24,921   23,271
Provision for loan and lease losses                             1,918    1,835    1,700   1,000     1,010    1,805    1,373    1,795
Net interest income after provision for loan and lease
  losses                                                       31,697   29,448   25,562  23,708    24,869   23,223   23,548   21,476
Other income                                                   13,262    9,649    8,181   7,968     7,579    7,954    9,696    7,466
Other expenses                                                 31,163   28,441   23,772  22,234    23,060   21,581   22,054   21,879
Income before income taxes and cumulative changes in
  accounting principles                                        13,796   10,656    9,971   9,442     9,388    9,596   11,190    7,063
Income taxes                                                    4,545    3,676    3,328   3,091     3,032    3,174    3,651    2,058
Income before cumulative changes in accounting principles       9,251    6,980    6,643   6,351     6,356    6,422    7,539    5,005
Cumulative changes in accounting principles
  (notes 1, 11, and 13)                                            --       --       --  (1,371)       --       --       --       --
Net income                                                   $  9,251    6,980    6,643   4,980     6,356    6,422    7,539    5,005
Income per share (note 1):
Income before cumulative changes in accounting principles:
    Primary                                                  $   1.03      .83      .83     .81       .82      .84      .99      .65
    Fully diluted                                                1.03      .83      .78     .77       .77      .79      .92      .62
Net income:
    Primary                                                      1.03      .83      .83     .64       .82      .84      .99      .65
    Fully diluted                                                1.03      .83      .78     .61       .77      .79      .92      .62

                                       41

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
(18) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Disclosure of fair value estimates of on-and off-balance sheet financial instruments is required under SFAS 107. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. Significant assets and liabilities that are not considered financial instruments include premises and equipment, intangibles assets, negative goodwill and the trust department and mortgage banking operations. In addition, the tax ramifications resulting from the realization of the unrealized gains and losses of the financial instruments would have a significant impact on the fair value estimates presented and have not been considered in any of the fair value estimates. Estimated fair values of on-and off-balance sheet financial instruments of the Corporation at December 31, 1993 and 1992 are presented below:

                                                                                       1993                      1992
                                                                              CARRYING        FAIR      CARRYING       FAIR
                                                                               AMOUNT        VALUE       AMOUNT        VALUE
FINANCIAL ASSETS:
Cash, time deposits in other banks and other short-term investments          $  396,050       396,050     285,006      285,006
Investment securities                                                           617,419       631,741     448,338      462,489
Loans                                                                         2,137,570            --   1,500,432           --
  Reserve for loan losses                                                       (26,744)           --     (18,820)          --
    Net loans                                                                 2,110,826     2,147,997   1,481,612    1,505,368
      Total financial assets                                                 $3,124,295     3,175,788   2,214,956    2,252,863
FINANCIAL LIABILITIES:
Deposits                                                                     $2,816,771     2,826,100   2,028,506    2,055,429
Securities sold under agreements to repurchase                                   25,527        25,527      25,268       25,268
Short-term borrowings                                                            16,202        16,202      20,386       20,386
Long-term debt                                                                   78,698        74,394      27,746       30,318
      Total financial liabilities                                            $2,937,198     2,942,223   2,101,906    2,131,401
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Interest rate swaps:
  Net payable                                                                $       --            --          --         (280)
Interest rate corridor                                                              540           362          --           --

                                       42

     REPORT OF MANAGEMENT REGARDING RESPONSIBILITY FOR FINANCIAL STATEMENTS Management is responsible for the content of the financial information included in this annual report. The financial statements from which the financial information has been drawn are prepared in accordance with generally accepted accounting principles. Other information in this report is consistent with the financial statements.
     In meeting its responsibility, management relies on the system of internal accounting control and related control systems. Elements of these systems include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audits. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any system of internal control. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefit derived and that the evaluation of such cost and benefit necessarily requires estimates and judgments.
     KPMG Peat Marwick, independent auditors, audited the accompanying financial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits.
     The voting members of the Corporation's Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with management, the Corporation's internal auditors and the independent auditors to discuss audit, financial reporting, and related matters. KPMG Peat Marwick and the internal auditors have direct access to the Audit Committee.
ERNEST C. ROESSLER
President and Chief Executive Officer
W. HAROLD PARKER, JR.
Senior Vice President and Controller
                                       43

                          INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS AND SHAREHOLDERS
CCB FINANCIAL CORPORATION
     We have audited the consolidated balance sheets of CCB Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCB Financial Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.
     On January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes.
KPMG PEAT MARWICK
Raleigh, North Carolina
January 18, 1994
                                       44

                            DESCRIPTION OF EXHIBITS
Plan of Stock Conversion and Acquisition of Mutual Savings Bank, SSB, as amended Acquisition Agreement between Mutual Savings Bank, SSB and Registrant, as amended
Plan of Stock Conversion and Acquisition of Graham Savings Bank, SSB, as amended Acquisition Agreement between Graham Savings Bank, SSB and Registrant and Amendments No. 1 and No. 2
Plan of Stock Conversion and Acquisition of Citizens Savings, SSB, as amended Acquisition Agreement between Citizens Savings, SSB and Registrant
Amendment No. 1 to Acquisition Agreement between Citizens Savings, SSB, the Registrant and CCB Savings Bank of Lenoir, Inc., SSB
Copy of Articles of Incorporation of Registrant, as restated and amended
Copy of Bylaws of the Registrant, as amended
Rights Agreement dated February 26, 1990 between the Registrant and Central Carolina Bank and Trust Company
Form of Indenture dated as of November 1, 1993 between Registrant and Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held
Description of Management Performance Incentive Plan of Central Carolina Bank and Trust Company
Performance Unit Plan of the Registrant
Restricted Stock Plan of the Registrant
Employment Agreement and Deferred Compensation Agreement by and between the Registrant, Central Carolina Bank and Trust Company (as successor to Republic Bank & Trust Company) and John B. Stedman
1993 Management Recognition Plan for CCB Savings Bank of Lenoir, Inc., SSB
1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB Amendment No. 1 to 1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB
1993 Nonstatutory Stock Option Plan for Graham Savings Bank, Inc., SSB
1993 Management Recognition Plan for Graham Savings Bank, Inc., SSB
1993 Incentive Stock Option Plan of the Registrant
Subsidiaries of the Registrant
       COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO W. HAROLD
               PARKER, JR., SENIOR VICE PRESIDENT AND CONTROLLER
                          OF CCB FINANCIAL CORPORATION

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CCB FINANCIAL CORPORATION
                                       By: /s/ ERNEST C. ROESSLER
                                          Ernest C. Roessler
                                          President and Chief Executive Officer

                                        Date: March 11, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                           Date

/s/ ERNEST C. ROESSLER              President and Director         March 11, 1994
Ernest C. Roessler                 (Chief Executive Officer)

/s/ JAMES B. BRAME, JR.             Director                       March 11, 1994
James B. Brame, Jr.

/s/ W.L. BURNS, JR.                 Director                       March 11, 1994
W.L. Burns, Jr.

/s/ ARTHUR W. CLARK                 Director                       March 11, 1994
Arthur W. Clark

/s/ KINSLEY VAN R. DEY, JR.         Director                       March 11, 1994
Kinsley van R. Dey, Jr.

/s/ FRANCES HILL FOX                Director                       March 11, 1994
Mrs. Frances Hill Fox

____________________                Director                       March __, 1994
T.E. Haigler

/s/ GEORGE R. HERBERT               Director                       March 11, 1994
George R. Herbert

___________________                 Director                       March __, 1994
Edward S. Holmes

___________________                 Director                       March __, 1994
Owen J. Kenan

___________________                 Director                       March __, 1994
Eugene J. McDonald

___________________                 Director                       March __, 1994
Hamilton W. McKay, Jr., M.D.

/s/ ERIC B. MUNSON                  Director                       March 11, 1994
Eric B. Munson

___________________                 Director                       March __, 1994
Thomas A. Rose

___________________                 Director                       March __, 1994
John B. Stedman

___________________                 Director                       March __, 1994
H. Allen Tate, Jr.

/s/ PHAIL WYNN, JR.                 Director                       March 11, 1994
Dr. Phail Wynn, Jr.

/s/ W. HAROLD PARKER, JR.           Senior Vice President          March 11, 1994
W. Harold Parker, Jr.               and Controller (Chief
                                    Accounting Officer)



                          EXHIBIT INDEX

Exhibit Number
per Item 601 of                Exhibit No. in this
Regulation S-K                 Form 10-K

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                               a. Plan of Stock Conversion and Acquisition of Mutual Savings Bank, SSB,
                                  as amended, is incorporated herein by reference from Exhibit 2.1 of the
                                  Registrant's Registration Statement No. 33-56398 on Form S-3.

                               b. Acquisition Agreement between Mutual Savings Bank, SSB and
                                  Registrant, as amended, is incorporated herein by reference from Exhibit 2.2 of the Registrant's Registration Statement No. 33-56398
                                  on Form S-3.

                               c. Plan of Stock Conversion and Acquisition of Graham Savings Bank, SSB,
                                  as amended, is incorporated herein by reference from Exhibit 2.1 of the
                                  Registrant's Registration Statement No. 33-65202 on Form S-3.

                               d. Acquisition Agreement between Graham Savings Bank, SSB and
                                  Registrant and Amendments No. 1 and No. 2 are incorporated herein by reference from Exhibit 2.2 of the Registrant's Registration Statement No.
                                  33-65202 on Form S-3.

                               e. Plan of Stock Conversion and Acquisition of Citizens Savings, SSB,
                                  as amended, is incorporated herein by reference from Exhibit 2.1 of the
                                  Registrant's Registration Statement No. 33-66216 on Form S-3.

                               f. Acquisition Agreement between Citizens Savings, SSB and
                                  Registrant, is incorporated herein by reference from
                                  Exhibit 2.2 of the Registrant's Registration Statement No. 33-66216 on
                                  Form S-3.

                               g. Amendment No. 1 to Acquisition Agreement between Citizens Savings, SSB and Registrant, is incorporated herein by reference from
                                  Exhibit 2.2 of the Registrant's Registration Statement No. 33-66216 on
                                  Form S-3.

(3)                            Articles of Incorporation and Bylaws.

                               a. The Registrant's Articles of Incorporation
                                  as restated and amended is incorporated herein by reference from Exhibit 4 of Registrant's
                                  Registration Statement No. 33-56398 on Form S-3.

                               b. The Registrant's Bylaws as amended on April
                                  20, 1993                                                    3 (B)

(4)                            Instruments defining the rights of security holders,
                               including indentures.

                               a. Rights Agreement dated February 26, 1990 between
                                  the Registrant and Central Carolina Bank and Trust
                                  Company is incorporated herein by reference from Exhibit
                                  4 of the Corporation's Current Report on Form 8-K
                                  dated February 16, 1990.

                               b. Form of indenture dated November 1, 1993 between Registrant and
                                  Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of the Registrant's
                                  Registrant Statement No. 33-50793 on Form S-3.

(9)                            Voting trust agreement.          Not Applicable

(10)                           Material contracts.

                               a. Description of Management Performance Incentive Plan
                                  of Central Carolina Bank and Trust Company is
                                  incorporated herein by reference from the Registrant's
                                  1988 Annual Report on Form 10-K.

                               b. Performance Unit Plan of the Registrant is incorporated herein by reference from the Registrant's 1983 Annual
                                  Report on Form 10-K.

                               c. Restricted Stock Plan of the Registrant is incorporated herein by reference from the Registrant's 1984 Annual
                                  Report on Form 10-K.

                               d. Employment Agreement and Deferred Compensation Agreement
                                  by and between the Registrant, Central Carolina Bank and Trust
                                  Company (as successor to Republic Bank & Trust Company)
                                  and John B. Stedman are incorporated herein by reference from pages
                                  A-25 through A-33 of the Registrant's Registration
                                  Statement No. 33-7118, dated July 9, 1986, on Form S-4.

                               e. 1993 Management Recognition Plan for CCB Savings
                                  Bank of Lenoir, Inc. SSB is incorporated herein by
                                  reference from Exhibit 28 of the Registrant's Registration
                                  Statement No. 33-61268 on Form S-8.

                               f. 1993 Nonstatutory Stock Option Plan for CCB
                                  Savings Bank of Lenoir, Inc., SSB is incorporated herein
                                  by reference from Exhibit 28 of the Registrant's
                                  Registration Statement No. 33-61272 on Form S-8.

                               g. Amendment No. 1 to the 1993 Nonstatutory Stock Option
                                  Plan for CCB Savings Bank of Lenoir, Inc., SSB             10 (G)

                               h. 1993 Nonstatutory Stock Option Plan for Graham
                                  Savings Bank, Inc., SSB                                    10 (H)

                               i. 1993 Management Recognition Plan for Graham
                                  Savings Bank, Inc., SSB                                    10 (I)

                               j. 1993 Incentive Stock Option Plan of the Registrant is
                                  incorporated herein by reference from Exhibit 28
                                  of the Registrant's Registration Statement
                                  No. 33-61270 on Form S-3.

(11)                           Statement re computation of per share earnings.  Not Applicable

(12)                           Statement re computation of ratios.              Not Applicable

(13)                           Annual Report to security holders, Form 10-Q
                               or quarterly report to security holders.    Submitted in
                                                                           paper format for
                                                                           informational
                                                                           purposes

(16)                           Letter re change in certifying accountant.   Not Applicable

(18)                           Letter re change in accounting principles.   Not Applicable

(21)                           Subsidiaries of the Registrant.

                               A listing of the direct and indirect subsidiaries of the
                               Registrant is included in Note 1 to the Consolidated
                               Financial Statements of the Registrant included in this
                               Form 10-K.

(22)                           Published report regarding matters submitted to a vote
                               of security holders.                         Not Applicable

(23)                           Consents of experts and counsel.             Not Applicable

(24)                           Power of attorney.                           Not Applicable

(27)                           Financial Data Schedule.                     Not Applicable

(28)                           Information from reports furnished to state insurance
                               regulatory authorities.                      Not Applicable

(99)                           Additional exhibits.

                               Proxy Statement to Shareholders dated March 15, 1994
                               as filed on March 11, 1994                   Not Required to
                                                                            be Refiled
