Form 10-Q
period 1994-03-31
CCB FINANCIAL CORP
filed 1994-05-13
CIK 714612

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             Form 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the period ended March 31, 1994

                 Commission File Number:  0-12358


                    CCB FINANCIAL CORPORATION
          (Exact name of issuer as specified in charter)

      North Carolina                           56-1347849
(State or other jurisdiction               (I.R.S. Employer
       of incorporation)                     Identification No.)

    111 Corcoran Street, Post Office Box 931, Durham, NC 27702
             (Address of principal executive offices)

 Registrant's telephone number, including area code   (919)  683-7777


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ X  ]     No  [     ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                    9,516,379
     (Class of Stock)                    (Shares outstanding as
                                         of April 29, 1994)

                     CCB FINANCIAL CORPORATION

                             FORM 10-Q

                               INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

        Consolidated Balance Sheets
          March 31, 1994, December 31, 1993 and March 31, 1993      3

        Consolidated Statements of Income
          Three Months Ended March 31, 1994 and 1993                4

        Consolidated Statements of Shareholders' Equity
          Three Months Ended March 31, 1994 and 1993                5

        Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1994 and 1993                6

        Notes to Consolidated Financial Statements
          Three Months Ended March 31, 1994 and 1993                7

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10

Part II.  Other Information

 Item 4. Submission of Matters to a Vote of Security Holders       14

 Item 6. Exhibits and Reports on Form 8-K                          14

 Signatures                                                        15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CCB Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                           March 31,     December 31,     March 31,
                                            1994            1993           1993
Assets:
Cash and due from banks               $   163,116,008     191,332,445     200,121,691
Time deposits in other banks               35,154,507      35,431,738           --
Federal funds sold and other short-
 term investments                         119,321,659     169,286,165      88,600,000
Investment securities (note 2):
  Available for sale (market values
   of $605,238,338 and $563,187,727)      605,238,338     553,292,393           --
  Held for investment (market values
   of $66,892,642, $68,553,264 and
   $430,194,295)                           64,008,926      64,126,134     415,635,793
Loans and lease financing (note 3)      2,161,401,949   2,159,489,054   1,515,127,856
  Less reserve for loan and lease
   losses (note 4)                         26,936,626      26,963,334      18,928,487
     Net loans and lease financing      2,134,465,323   2,132,525,720   1,496,199,369
Premises and equipment                     42,805,748      42,597,185      35,087,396
Other assets                               74,502,663      69,050,959      40,704,902
         Total assets                $  3,238,613,172   3,257,642,739   2,276,349,151

Liabilities:
Deposits:
  Demand (non-interest bearing)      $    375,521,546     421,432,974     332,207,578
  Savings                                 434,592,625      48,028,190      46,042,433
  Money market accounts                   794,652,010   1,150,923,169     854,259,488
  Time                                  1,181,251,512   1,196,386,428     757,519,968
    Total deposits                      2,786,017,693   2,816,770,761   1,990,029,467
Federal funds purchased and
  securities sold under
  agreements to repurchase                 31,338,589      25,526,966      26,363,963
Other short-term borrowed funds            12,984,952      16,202,362      12,926,572
Long-term debt                             78,460,490      78,698,073      26,834,479
Other liabilities                          72,159,932      69,440,814      26,511,187
      Total liabilities                 2,980,961,656   3,006,638,976   2,082,665,668

Shareholders' equity:
Serial preferred stock. Authorized
 5,000,000 shares; none issued                --              --             --
Common stock of $5 par value.
  Authorized 20,000,000 shares; 9,516,379,
  9,517,277 and 7,816,476 shares issued    47,581,895      47,586,385      39,082,380
Additional paid-in capital                 83,332,593      83,349,012      44,950,060
Retained earnings                         130,322,812     124,922,331     110,090,484
Unrealized gain (loss) on investment
 securities available for sale (note 2)       171,428        (835,677)       (439,441)
Less: Unearned common stock held by
   Management Recognition Plans            (3,757,212)     (4,018,288)          --
      Total shareholders' equity          257,651,516     251,003,763     193,683,483
      Total liabilities and
       shareholders' equity          $  3,238,613,172   3,257,642,739   2,276,349,151

See accompanying notes to consolidated financial statements.

CCB Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1994 and 1993

                                                 1994           1993
Interest income:
Interest and fees on loans                  $  43,721,537      32,377,528
Lease financing income                            489,621         541,514
Interest and dividends on investment
  securities:
  U.S. Treasury                                 4,122,458       4,098,475
  U.S. Government agencies and corporations     2,495,434       1,230,949
  States and political subdivisions (tax-
   exempt)                                        875,996         832,888
  Equity securities                               635,944         773,392
Interest on time deposits in other banks          295,759          -
Interest on federal funds sold and
 other short-term investments                   1,231,893         569,497
          Total interest income                53,868,642      40,424,243

Interest expense:
Deposits                                       19,589,719      14,939,292
Federal funds purchased and securities
   sold under agreements to repurchase            148,110         126,583
Other short-term borrowed funds                    61,970         124,744
Long-term debt                                  1,390,665         525,680
          Total interest expense               21,190,464      15,716,299
Net interest income                            32,678,178      24,707,944
Provision for loan and lease losses (note 4)    1,251,500       1,000,000

Net interest income after provision for
   loan and lease losses                       31,426,678      23,707,944

Other income:
Service charges on deposit accounts             4,651,459       4,112,087
Trust and custodian fees                        1,812,124       1,512,825
Insurance commissions                             792,564         474,333
Merchant discount                                 837,401         669,624
Other service charges and fees                    636,573         463,379
Other                                           1,566,048         697,151
Investment securities gains (losses)               43,851          38,586
          Total other income                   10,340,020       7,967,985

Other expenses:
Personnel expense                              14,714,217      11,979,636
Net occupancy expense                           2,242,968       1,750,353
Equipment expense                               2,342,314       1,882,351
Other operating expenses                        9,810,077       6,620,667
          Total other expenses                 29,109,576      22,233,007

Income before income taxes and cumulative
   changes in accounting principles            12,657,122       9,442,922
Income taxes                                    4,211,400       3,091,200
Income before cumulative changes in
   accounting principles                        8,445,722       6,351,722
Cumulative changes in accounting principles
  (note 5)                                          -          (1,371,234)
Net income                                  $   8,445,722       4,980,488

Income per share (note 7):
Income before cumulative changes
  in accounting principles:
     Primary                                $         .89             .81
     Fully diluted                                    .89             .77
Net income:
     Primary                                          .89             .64
     Fully diluted                                    .89             .61

Weighted average shares outstanding:
     Primary                                    9,516,408       7,809,810
     Fully diluted                              9,516,408       8,581,110

See accompanying notes to consolidated financial statements.

CCB Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 1994 and 1993

                                                                     Unrealized
                                                                    Gain (Loss)
                                                                         on
                                                                    Investment
                                           Additional                Securities   Management     Total
                                Common     Paid-In     Retained     Available   Recognition  Shareholders'
                                Stock      Capital     Earnings      for Sale     Plans        Equity
Balance January 1, 1993     $ 38,895,530   44,095,683  107,454,940     (600,877)      -        189,845,276

Net income                        -            -         4,980,488        -           -          4,980,488
Conversion of subordinated
  debentures                     170,245      737,755         -           -           -            908,000
Stock issued pursuant to
 restricted stock plan,
 net of forfeitures               16,605      116,622         -           -           -            133,227
Cash dividends ($.30 per
 share)                           -            -        (2,344,944)       -           -         (2,344,944)
Revaluation of marketable
  equity securities               -            -             -          161,436       -            161,436

Balance March 31, 1993      $ 39,082,380   44,950,060  110,090,484     (439,441)      -        193,683,483


Balance December 31, 1993   $ 47,586,385   83,349,012  124,922,331     (835,677) (4,018,288)   251,003,763
Mark to market adjustment,
  net of applicable income
  taxes (note 2)                  -           -            -          6,263,318      -           6,263,318

Balance January 1, 1994       47,586,385   83,349,012  124,922,331    5,427,641  (4,018,288)   257,267,081

Net income                        -           -          8,445,722        -           -          8,445,722
Forfeitures of stock issued
  pursuant to restricted
  stock plan                     (4,490)     (16,419)      -              -           -            (20,909)
Earned portion of Management
  Recognition Plans               -           -            -              -          261,076       261,076
Cash dividends ($.32 per
 share)                           -           -         (3,045,241)       -           -         (3,045,241)
Change in unrealized gains
 (losses), net of applicable
 income taxes (note 2)            -           -           -          (5,256,213)      -         (5,256,213)

Balance March 31, 1994      $ 47,581,895   83,332,593  130,322,812      171,428  (3,757,212)   257,651,516

See accompanying notes to consolidated financial statements.

CCB Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1994 and 1993

                                                    1994          1993
Operating activities:
Net income                                     $   8,445,722     4,980,488
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                     1,550,755     1,255,306
  Provision for loan and lease losses              1,251,500     1,000,000
  Deferred income taxes                            1,584,556    (2,237,839)
  Net gain on sales of investment securities         (43,851)      (38,586)
  Net amortization and accretion on
    investment securities                          1,133,368     2,838,414
  Amortization of intangibles and other assets       658,830       318,697
  Accretion of negative goodwill                    (853,129)        -
  Decrease (increase) in accrued interest
    receivable                                    (1,367,535)   (1,029,937)
  Increase (decrease) in accrued interest payable   (151,189)    1,585,877
  Decrease (increase) in other assets             (6,336,966)    1,898,317
  Increase (decrease) in other liabilities         3,723,436     6,697,053
  Vesting of shares held by Management
    Recognition Plans                                261,076        -
  Issuance of restricted stock, net of forfeitures   (20,909)      133,227
  Other                                                3,360        -
    Net cash provided by operating activities      9,839,024    17,401,017

Investing activities:
Proceeds from maturities and issuer calls of
 investment securities held for investment         1,467,480   110,526,710
Purchases of investment securities held for
 investment                                       (1,346,034)  (80,463,031)
Proceeds from sales of investment securities
 available for sale                               42,257,269        -
Proceeds from maturities and issuer calls of
 investment securities available for sale        166,783,508        -
Purchases of investment securities available
 for sale                                       (260,958,654)       -
Net decrease (increase) in loans and leases
 receivable                                       (3,296,410)     4,910,013
Purchases of premises and equipment               (1,759,318)    (1,469,972)
   Net cash provided (used) by investing
    activities                                   (56,852,159)    33,503,720

Financing activities:
Net increase in deposit accounts                 (30,753,068)  (38,476,769)
Net increase in federal funds purchased and
 securities sold under agreements to repurchase    5,811,623     1,095,706
Net decrease in other short-term borrowed
 funds                                            (3,217,410)   (7,460,003)
Proceeds from issuance of long-term debt           3,500,000        -
Repayments of long-term debt                      (3,740,943)       (3,152)
Cash dividends                                    (3,045,241)   (2,344,944)
   Net cash used by financing activities         (31,445,039)  (47,189,162)

Net increase (decrease) in cash and cash
 equivalents                                     (78,458,174)    3,715,575
Cash and cash equivalents at January 1           396,050,348   285,006,116
Cash and cash equivalents at March 31          $ 317,592,174   288,721,691

Supplemental disclosure of cash flow information:
Interest paid during the year                  $  21,341,653    17,302,176
Income taxes paid during the year              $      41,187       647,283

See accompanying notes to consolidated financial statements.

CCB Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 1994 and 1993


(1) Consolidation
The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the Corporation) and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company (CCB), CCB Savings Bank of Lenoir, Inc., SSB, Graham Savings Bank, Inc., SSB and Central Carolina Bank - Georgia. The consolidated financial statements also include the accounts and results of operations of CCB Investment and Insurance Service Corporation, Southland Associates, Inc., CCBDE and 1st Home Mortgage Acceptance Corporation, wholly-owned subsidiaries of CCB. All significant intercompany accounts are eliminated in consolidation.

(2) Investment Securities
Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, debt securities and equity securities that have readily determinable fair values are segregated into three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held for investment and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held for investment or as trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Adoption of SFAS 115 resulted in the recognition of net unrealized securities gains on the available for sale portfolio which have been reported, net of taxes, as a separate component of shareholders' equity. Prior to the adoption of SFAS 115, securities classified as available for sale were reported at the lower of cost or market value. As SFAS 115 cannot be retroactively applied to prior years' financial statements, there are no changes in previously reported unrealized losses on marketable equity securities.

Investment securities held for investment are stated at amortized cost. The Corporation has the ability and intent to hold such securities until maturity. Securities available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. The cost of investment securities sold is determined by the "identified certificate" method.

(3) Loans and Lease Financing
A summary of loans and lease financing at March 31, 1994 and 1993 follows:

                                                 1994             1993
Commercial, financial and agricultural  $    382,055,524       321,059,136
Real estate-construction                     237,181,184       176,930,151
Real estate-mortgage                       1,129,430,178       677,879,782
Instalment loans to individuals              213,099,801       161,483,888
Credit card receivables                      177,210,181       157,453,087
Lease financing                               25,539,028        23,577,472
   Gross loans and lease financing         2,164,515,896     1,518,383,516
Less unearned income                           3,113,947         3,255,660
   Total loans and lease financing      $  2,161,401,949     1,515,127,856

(4) Reserve for Loan and Lease Losses
Following is a summary of the reserve for loan and lease losses:

                                                 1994             1993
Balance at beginning of year            $     26,963,334        19,026,764
Provision charged to operations                1,251,500         1,000,000
Recoveries of loans and leases
   previously charged-off                        366,598           349,448
Loan and lease losses charged to reserve      (1,644,806)       (1,447,725)
Balance at March 31                     $     26,936,626        18,928,487

(5)  Accounting Changes
The cumulative changes in accounting principles reflect the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a one-time net charge of $2,271,234 ($3,736,834 pre-tax) in recognition of the entire Accumulated Postretirement Benefit Obligation, and adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which resulted in a one-time benefit of $900,000. Both Statements were adopted on January 1, 1993.

(6) Risk Assets
Following is a summary at March 31, 1994 and 1993 (in thousands):

                                                            1994       1993
Nonaccrual loans and lease financing                  $    11,817     10,700
Other real estate acquired through loan foreclosures        7,382      9,168
Accruing loans and lease financing
  90 days or more past due                                  1,991      3,189
Restructured loans and lease financing                       -            71
Total risk assets                                     $    21,190     23,128

(7) Per Share Data
Primary income per share is computed based on the weighted average number of common shares outstanding during each period. Fully diluted income per share is computed based on the weighted average number of common shares outstanding and common shares issuable upon full conversion of convertible debt (which was fully converted or redeemed at June 30, 1993). In this computation, interest expense on convertible debt, net of applicable income taxes, is added back to income as if the debt was converted into common stock at the beginning of the period.

(8) Contingencies
Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

(9) Management Opinion
The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), CCB Savings Bank of Lenoir, Inc., SSB ("CCB Savings"), Graham Savings Bank, Inc.,
SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation and Southland Associates, Inc. for the three months ended March 31, 1994 and 1993. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.


Results of Operations - Three Months Ended March 31, 1994 and 1993

Income before cumulative changes in accounting principles for the three months ended March 31, 1994 amounted to $8,446,000, an increase of $2,094,000 or 33.0% over the same period in 1993. Net income for the three months ended March 31, 1994 amounted to $8,446,000, a $3,465,000 increase or 69.6% increase over the $4,981,000 net income recorded in the first quarter of 1993. Primary income per share was $.89 in 1994, a $.08 increase over the 1993 period. On a fully diluted basis, income per share was also $.89, which represented a $.12 increase over the 1993 period. Returns on average assets and average shareholders' equity were 1.07% and 13.60%, respectively, compared to .90% and 10.56% in the 1993 period.

Average Balance Sheets and Net Interest Income Analysis on a taxable equivalent basis for each of the periods are included in this discussion as Table 1. Average earning assets increased by $896,428,000 or 43.1% over the 1993 period which was due primarily to the Corporation's financial institution acquisitions consummated in the second through fourth quarters of 1993. The financial institution acquisitions and an overall decline in interest rates decreased the net interest margin from 5.02% in the first quarter of 1993 to 4.62% in 1994. Despite the decline in the net interest margin of 40 basis points, net interest income on a taxable equivalent basis increased $13,589,000 or 32.8%.

The provision for loan and lease losses was increased to $1,252,000 from $1,000,000 in 1993 due to the increase in outstanding loans and lease financing. The reserve for loan and lease losses to loans and lease financing outstanding was 1.25% at March 31, 1994 and 1993. Net 1994 loan and lease charge-offs amounted to $1,278,000 or .24% of average loans and lease financing compared to .29% in 1993.

Other income increased $2,372,000 in the first quarter of 1994 to $10,340,000 compared to 1993's $7,968,000. The increase was due in part to a $539,000 increase in service charges on deposit accounts resulting from increased volume, $318,000 increase in insurance commissions from increased volume of annuity sales and $853,000 of negative goodwill accretion from the acquisition of financial institutions in 1993.

Other expenses in the 1994 period increased by $6,876,000 or 30.9% from the 1993 period. The largest increase was experienced in personnel expense, a $2,734,000 increase, due to the 1993 acquisitions of financial institutions. Despite the increase in personnel expense, a comparison of assets per employee shows improvement from $1.62 million of assets per employee at March 31, 1993 to $2.06 million per employee at March 31, 1994. Other increased expenses included $642,000 of goodwill amortization, $552,000 of deposit insurance based on the increased level of deposits and general increases in expenses resulting from a 42.3% increase in consolidated total assets from March 1993's level. The effective income tax rate was 33.27% in 1994 compared to 32.73% in the same period of 1993.

                                                  Table 1

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Three Months Ended March 31, 1994 and 1993
(Taxable Equivalent Basis - In Thousands) (1)

                                              1994
                                            Interest   Average
                                  Average    Income/   Yield/
                                  Balance    Expense    Rate
Earning Assets:
Loans and lease financing (2)  $ 2,156,573      44,256     8.32 %
U.S. Treasury and agency
  obligations                      530,360       7,171     5.48
State and political
 subdivision obligations            50,400       1,348    10.85
Equity securities                   48,330         675     5.66
Federal funds sold and other
  short-term investments           156,201       1,286     3.34
Time deposits in other banks        33,404         314     3.81
    Total earning assets         2,975,268      55,050     7.50

Non-earning assets:
Cash and due from banks            142,031
Premises and equipment              42,907
All other assets, net               32,909
    Total assets               $ 3,193,115

Interest bearing
liabilities:
Savings and time deposits      $ 2,380,365      19,590     3.34 %
Federal funds purchased and
 securities sold under
 agreements to repurchase           30,616         148     1.96
Other short-term borrowed funds     11,605          62     2.17
Long-term debt                      77,271       1,390     7.30
    Total interest bearing
       liabilities               2,499,857      21,190     3.44

Other liabilities and
  shareholders' equity:
Demand deposits                    369,994
Other liabilities                   71,486
Shareholders' equity               251,778
    Total liabilities and
     shareholders' equity      $ 3,193,115

Net interest income and net
  interest margin (3)                      $    33,860     4.62 %

Interest rate spread (4)                                   4.06 %


                                            1993
                                          Interest   Average
                                Average    Income/   Yield/
                                Balance    Expense    Rate
Earning Assets:
Loans and lease financing (2)  $ 1,509,686     33,007     8.87 %
U.S. Treasury and agency
  obligations                     372,137      5,767     6.28
State and political
 subdivision obligations           43,501      1,295    12.07
Equity securities                  17,882        306     6.94
Federal funds sold and other
  short-term investments          135,634      1,086     3.25
Time deposits in other banks        -          -         -
    Total earning assets        2,078,840     41,461     8.09

Non-earning assets:
Cash and due from banks           126,301
Premises and equipment             35,276
All other assets, net              14,017
    Total assets              $ 2,254,434

Interest bearing
liabilities:
Savings and time deposits     $ 1,656,913     14,939     3.66 %
Federal funds purchased and
 securities sold under
 agreements to repurchase          26,566        126     1.92
Other short-term borrowed funds    19,593        125     2.59
Long-term debt                     27,014        526     7.90
    Total interest bearing
       liabilities              1,730,086     15,716     3.68

Other liabilities and
  shareholders' equity:
Demand deposits                   310,489
Other liabilities                  22,656
Shareholders' equity              191,203
    Total liabilities and
shareholders' equity          $ 2,254,434

Net interest income and net
  interest margin (3)                         25,745     5.02 %

Interest rate spread (4)                                 4.41 %

(1) The taxable equivalent basis is computed using 35% federal and 7.83% state tax rates in 1994 and 34% federal and 7.91% state tax rates in 1993 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $1,943,000 and $1,317,000 for 1994 and 1993, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest bearing liability rate.

Financial Condition

Total assets have decreased slightly, .6%, from year-end 1993 but have increased $962,000,000 since March 31, 1993 due to acquisitions of financial institutions and internal growth. Virtually all of the increase is in interest-earning assets. Average assets have increased from $2,694,973,000 for the year ended December 31, 1993 to $3,193,115,000 for the three months ended March 31, 1994 and compare to $2,254,434,000 for the three months ended March 31, 1993.

At March 31, 1994, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $21,190,000 or .98% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $23,252,000 or 1.07% and $23,128,000 or 1.52% at December 31, 1993 and March 31, 1993, respectively. The reserve for loan and lease losses to risk assets was 1.27x at March 31, 1994 compared to 1.16x at December 31, 1993 and .82x at March 31, 1993.

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, debt securities and equity securities are segregated into three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held for investment and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held for investment or as trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Adoption of SFAS 115 resulted in the recognition of net unrealized securities gains on the available for sale portfolio which have been reported, net of tax, as a
separate component of shareholders' equity.   After adjusting
for changes in market value during the quarter, this component of shareholders' equity totals $171,428 at March 31, 1994. Investment securities to be held until maturity are classified as such and will continue to be recorded at amortized cost.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 7.89% and 8.48% for the three months ended March 31, 1994 and 1993, respectively. Furthermore, the Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. Due to the retention of earnings and the public offerings of common stock and qualifying debt late in 1993, the Corporation's and Banks' capital ratios are returning to their pre-acquisition capital ratio levels. The chart below shows that the Corporation and the Banks significantly exceed all risk-based capital requirements at March 31, 1994.

                    March 31,  December 31,  March 31,  Regulatory
Ratio                  1994       1993         1993      Minimums

Tier 1 Capital                                            4.00%
  Corporation         10.21%       9.93%     11.24%
  CCB                  9.33        9.12      11.38
  CCB Savings         19.39       17.87       -
  Graham Savings      33.90       34.16       -
  CCB-Ga.             27.73       30.42       -
Total Capital                                             8.00
  Corporation         13.13       12.86      13.83
  CCB                 11.40       11.21      12.53
  CCB Savings         21.28       19.67       -
  Graham Savings      35.59       35.90       -
  CCB-Ga.             28.48       31.26       -
Leverage                                                  4.00
  Corporation          7.38        8.50       8.48
  CCB                  6.88        7.47       8.28
  CCB Savings          8.95        8.59       -
  Graham Savings      16.91       16.64       -
  CCB-Ga.             16.66       35.35       -

The Corporation has increased its annual cash dividends consistently over the past 30 years, increasing to $.32 per share for the three months ended March 31, 1994 from $.30 per share for the same period in 1993. Book value increased 9.2% to $27.07 per share at March 31, 1994 from 1993's level of $24.78.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Corporation was held on April 5, 1994. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Act. The proposals voted upon and effected at the Annual Meeting were (1) increase the number of directors of the Corporation to 18, (2) elect 18 members of the Board of Directors (3) approve the Corporation's Long-Term Incentive Plan, (4) increase the number of authorized shares of the Corporation's common and preferred stock from 25,000,000 to 35,000,000 and (5) ratify the appointment of KPMG Peat Marwick as the Corporation's independent auditors for 1994. See Exhibit 99 for the voting results of each of the proposals voted on at the Annual Meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 10 - CCB Financial Corporation Long-Term Incentive Plan

      Exhibit 99 - Report of Inspectors of Election on Quorum and Voting
                   Results from the Annual Meeting of Shareholders held on April 5, 1994

(b).  Reports on Form 8-K

      A report on Form 8-K dated March 14, 1994 was filed under Items 5 and 7.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CCB FINANCIAL CORPORATION
                              Registrant


Date:  May 13, 1994          /s/ ERNEST C. ROESSLER
                              Ernest C. Roessler
                              President and Chief Executive Officer


Date:  May 13, 1994          /s/ W. HAROLD PARKER, JR.
                              W. Harold Parker, Jr.
                              Senior Vice President and Controller
                              (Chief Accounting Officer)

                            EXHIBIT INDEX

Exhibit No.                    Description

   10                 CCB Financial Corporation Long-Term Incentive Plan

   99                 Report of Inspectors of Election on Quorum and Voting
                        Results from the Annual Meeting of Shareholders held on April 5, 1994