Form 10-K/A
period 1993-12-31
CCB FINANCIAL CORP
filed 1994-07-20
CIK 714612

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K/A
                         Amendment No. 1

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

                            EXHIBITS

The Annual Report on Form 10-K for the year ended December 31,
1993 filed by the Registrant on March 11, 1994 is hereby amended to include Exhibit 23.

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

                              CCB FINANCIAL CORPORATION

                              By:  /s/  ERNEST C. ROESSLER
                                   Ernest C. Roessler
                                   President and Chief Executive Officer

                              Date:  July 18, 1994

                          EXHIBIT INDEX

Exhibit Number
per Item 601 of                                   Exhibit No. in
Regulation S-K                                    this Form 10-K


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

        g. Amendment No. 1 to Acquisition Agreement between Citizens Saving, SSB and
        Registrant, is incorporated herein by
        reference from Exhibit 2.2 of the
        Registrant's Registration Statement No.
        33-66216 on Form S-3.

     (3)  Articles of Incorporation and Bylaws.

        a.  The Registrant's Articles of
        Incorporation as restated and amended are incorporated herein by reference from
        Exhibit 4 of Registrant's Registration
        Statement No. 33-56398 on Form S-3.

        b. The Registrant's Bylaws as amended on April 20, 1993 are incorporated herein by reference from Exhibit 3(B) of the Corporation's 1993 Annual Report on Form
        10-K filed on March 11, 1994.

     (4) Instruments defining the rights of security holders, including indentures.

        a. Rights Agreement dated February 26,
        1990 between the Registrant and Central
        Carolina Bank and Trust Company is
        incorporated herein by reference from
        Exhibit 4 of the Corporation's Current
        Report on Form 8-K dated February 16,
        1990.

        b. Form of indenture dated November 1,
        1993 between Registrant and Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's
        Subordinated Notes are issued and held is incorporated herein by reference from
        Exhibit 4.2 of the Registrant's
        Registration Statement No. 33-50793 on
        Form S-3.

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

        d. Employment Agreement and Deferred
        Compensation Agreement by and between the Registrant, Central Carolina Bank and
        Trust Company (as successor to Republic
        Bank & Trust Company) and John B. Stedman are incorporated herein by reference from pages A-25 through A-33 of the Registrant's Registration Statement No.
        33-7118 on Form S-4.

        e. 1993 Management Recognition Plan for
        CCB Savings Bank of Lenoir, Inc., SSB is incorporated herein by reference from
        Exhibit 28 of the Registrant's
        Registration Statement No. 33-61272 on
        Form S-8.

        f. 1993 Nonstatutory Stock Option Plan
        for CCB Savings Bank of Lenoir, Inc., SSB is incorporated herein by reference from
        Exhibit 28 of the Registrant's
        Registration Statement No. 33-61268 on
        Form S-8.

        g. Amendment No. 1 to the 1993
        Nonstatutory Stock Option Plan for CCB
        Savings Bank of Lenoir, Inc., SSB is
        incorporated herein by reference from
        Exhibit 10 (G) of the Registrant's 1993
        Annual Report on Form 10-K filed on March
        11, 1994.

        h. 1993 Nonstatutory Stock Option Plan
        for Graham Savings Bank, Inc., SSB is
        incorporated herein by reference from
        Exhibit 10 (H) of the Registrant's 1993
        Annual Report on Form 10-K filed on March
        11, 1994.

        i. 1993 Management Recognition Plan for
        Graham Savings Bank, Inc., SSB is
        incorporated herein by reference from
        Exhibit 10 (I) of the Registrant's 1993
        Annual Report on Form 10-K filed on March
        11, 1994.

        j. 1993 Incentive Stock Option Plan of
        the Registrant is incorporated herein by reference from Exhibit 28 of the Registrant's Registration Statement No.
        33-61270 on Form S-3.

     (11) Statement re computation of per share
          earnings.                                 Not Applicable

     (12) Statement re computation of ratios.       Not Applicable

     (13) Annual Report to security holders,        Previously submitted
          Form 10-Q or quarterly report to          in paper
          security holders.                         format for
                                                    informational
                                                    purposes

     (16) Letter re change in certifying
          accountant.                               Not Applicable

     (18) Letter re change in accounting
          principles.                               Not Applicable

     (21) Subsidiaries of the Registrant.

         A listing of the direct and indirect
        subsidiaries of the Registrant is
        included in Note 1 to the Consolidated
         Financial Statements included in the
        Registrant's 1993 Annual Report on Form
        10-K filed on March 11, 1994 and is
        incorporated herein by reference.

     (22) Published report regarding matters submitted
          to a vote of security holders.            Not Applicable

     (23) Consents of experts and counsel.          23

     (24) Power of attorney.                        Not Applicable

     (27) Financial Data Schedule                   Not Applicable

     (28) Information from reports furnished to state
          insurance regulatory authorities.         Not Applicable

     (99) Additional exhibits.

          Proxy Statement to Shareholders dated     Not Required to
          March 15, 1994 as filed on March 11,      be refiled
          1994.