Form 10-Q
period 1994-06-30
CCB FINANCIAL CORP
filed 1994-08-10
CIK 714612

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                    For the period ended June 30, 1994


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


Registrant's telephone number, including area code (919)683-7777


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ X  ]     No  [     ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                    9,516,379
     (Class of Stock)                    (Shares outstanding
                                         as of July 31, 1994)

                         CCB FINANCIAL CORPORATION

                                 FORM 10-Q

                                   INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      June 30, 1994, December 31, 1993 and June 30, 1993    3

   Consolidated Statements of Income
      Three Months Ended June 30, 1994 and 1993 and Six
        Months Ended June 30, 1994 and 1993                 4

   Consolidated Statements of Shareholders' Equity
      Six Months Ended June 30, 1994 and 1993               5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1994 and 1993               6

   Notes to Consolidated Financial Statements
      Six Months Ended June 30, 1994 and 1993               7

 Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   16

 Signatures                                                 17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                CCB Financial Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                   June 30,          December 31,     June 30,
                                    1994                 1993           1993
Assets:
Cash and due from banks       $    131,225,916        191,332,445       147,678,143
Time deposits in other banks        10,237,101         35,431,738        22,417,075
Federal funds sold and other
  short-term investments           129,283,831        169,286,165       137,565,990
Investment securities:
  Available for sale (market
    values of $554,527,778
    and $563,187,727)              554,527,778        553,292,393                --
  Held for investment (market
    values of $67,363,716,
    $68,553,264 and
    $610,912,638)                   65,621,403         64,126,134       590,114,187
Loans and lease financing
 (notes 2 and 4)                 2,277,645,040      2,159,489,054     1,851,017,200
Less reserve for loan and
 lease losses (note 3)              28,321,328         26,963,334        23,198,004
      Net loans and lease
        financing                2,249,323,712      2,132,525,720     1,827,819,196
Premises and equipment              41,574,908         42,597,185        42,199,384
Other assets (note 4)               88,656,917         69,050,959        66,990,580
         Total assets         $  3,270,451,566      3,257,642,739     2,834,784,555

Liabilities:
Deposits:
   Demand (non-interest
     bearing)                 $    405,103,523        421,432,974       359,097,116
   Savings and NOW accounts        406,379,065        420,344,480       372,410,254
   Money market accounts           813,311,829        778,606,879       687,528,112
   Jumbo time deposits             178,529,353        172,034,160       155,234,134
   Consumer time deposits          999,905,445      1,024,352,268       926,021,149
      Total deposits             2,803,229,215      2,816,770,761     2,500,290,765
Federal funds purchased and
   securities sold under
   agreements to repurchase         37,031,331         25,526,966        27,314,748
Other short-term borrowed
   funds                            13,071,635         16,202,362        30,862,152
Long-term debt                      75,781,599         78,698,073        31,794,029
Other liabilities                   81,774,913         69,440,814        32,399,491
         Total liabilities       3,010,888,693      3,006,638,976     2,622,661,185

Shareholders' equity:
Serial preferred stock.
 Authorized 5,000,000 shares;
 none issued                          --                --                --
Common stock of $5 par value.
 Authorized 30,000,000
 shares; 9,516,379, 9,517,277
 and 8,445,398 shares issued        47,581,895         47,586,385        42,226,990
Additional paid-in capital          83,332,593         83,349,012        55,831,078
Retained earnings                  137,024,896        124,922,331       114,427,849
Unrealized gain (loss) on
 investment securities
 available for sale                 (4,880,375)          (835,677)         (362,547)
Less: Unearned common stock
 held by management
   recognition plans                (3,496,136)        (4,018,288)         --
   Total shareholders' equity      259,562,873        251,003,763       212,123,370
   Total liabilities and
     shareholders' equity     $  3,270,451,566      3,257,642,739     2,834,784,555

See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended June 30
                                                  1994           1993
Interest income:
Interest and fees on loans and leases        $ 48,071,611     36,810,842
Interest and dividends on investment
 securities:
  U.S. Treasury                                 5,146,091      4,166,342
  U.S. Government agencies and corporations 2,688,903 1,699,153 States and political subdivisions
   (primarily tax exempt)                         846,540        829,282
  Equity securities                               410,854        482,239
Interest on time deposits in other banks          311,459         84,543
Interest on federal funds sold and other
  short-term investments                        1,046,542      1,084,432
     Total interest income                     58,522,000     45,156,833

Interest expense:
Deposits                                       20,707,858     17,000,400
Federal funds purchased and securities sold
 under agreements to repurchase                   238,693        159,093
Other short-term borrowed funds                    71,040         79,502
Long-term debt                                  1,391,788        655,544
     Total interest expense                    22,409,379     17,894,539
Net interest income                            36,112,621     27,262,294
Provision for loan and lease losses (note 3)    2,223,500      1,700,000

Net interest income after provision for loan
  and lease losses                             33,889,121     25,562,294

Other income:
Service charges on deposit accounts             4,819,207      4,393,963
Trust and custodian fees                        1,812,118      1,512,825
Insurance commissions                             687,625        426,375
Merchant discount                                 869,559        678,768
Other service charges and fees                    690,267        464,128
Other                                           1,103,869        539,008
Investment securities gains (losses)                  701        166,259
          Total other income                    9,983,346      8,181,326

Other expenses:
Personnel expense                              14,383,934     12,700,096
Net occupancy expense                           2,199,706      1,879,010
Equipment expense                               2,045,414      1,936,159
Other operating expenses                       10,494,604      7,257,123
          Total other expenses                 29,123,658     23,772,388

   Income before income taxes and cumulative
  changes in accounting principles             14,748,809      9,971,232
Income taxes                                    5,001,483      3,328,430
Income before cumulative changes in
  accounting principles                         9,747,326      6,642,802
Cumulative changes in accounting
  principles (note 5)                               -             -
Net income                                   $  9,747,326      6,642,802

Income per share (note 6):
Income before cumulative changes in
  accounting principles:
     Primary                                 $       1.02            .83
     Fully diluted                                   1.02            .78
Net income:
     Primary                                         1.02            .83
     Fully diluted                                   1.02            .78

Weighted average shares outstanding:
     Primary                                    9,516,379      8,042,997
     Fully diluted                              9,516,379      8,798,041

Continued


                CCB Financial Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF INCOME, Continued


                                              Six Months Ended June 30,
                                                  1994           1993
Interest income:
Interest and fees on loans and leases        $ 92,282,769     69,729,884
Interest and dividends on investment
 securities:
   U.S. Treasury                                9,268,549      8,264,817
   U.S. Government agencies and corporations 5,184,337 2,930,102 States and political subdivisions
    (primarily tax exempt)                      1,722,536      1,662,170
   Equity securities                            1,046,798      1,642,046
Interest on time deposits in other banks          607,218         84,543
Interest on federal funds sold and other
 short-term investments                         2,278,435      1,267,514
     Total interest income                    112,390,642     85,581,076

Interest expense:
Deposits                                       40,297,577     31,939,692
Federal funds purchased and securities sold
  under agreements to repurchase                  386,803        285,676
Other short-term borrowed funds                   133,010        204,246
Long-term debt                                  2,782,453      1,181,224
     Total interest expense                    43,599,843     33,610,838
Net interest income                            68,790,799     51,970,238
Provision for loan and lease losses (note 3)    3,475,000      2,700,000

Net interest income after provision for loan
  and lease losses                             65,315,799     49,270,238

Other income:
Service charges on deposit accounts             9,470,666      8,506,050
Trust and custodian fees                        3,624,242      3,025,650
Insurance commissions                           1,480,189        900,708
Merchant discount                               1,706,960      1,348,392
Other service charges and fees                  1,326,840        927,507
Other                                           2,669,917      1,236,159
Investment securities gains (losses)               44,552        204,845
     Total other income                        20,323,366     16,149,311

Other expenses:
Personnel expense                              29,098,151     24,679,732
Net occupancy expense                           4,442,674      3,629,363
Equipment expense                               4,387,728      3,818,510
Other operating expenses                       20,304,681     13,877,790
     Total other expenses                      58,233,234     46,005,395

Income before income taxes and cumulative
 changes in accounting principles              27,405,931     19,414,154
Income taxes                                    9,212,883      6,419,630
Income before cumulative changes in
 accounting principles                         18,193,048     12,994,524
Cumulative changes in accounting
 principles (note 4)                                 -        (1,371,234)
Net income                                   $ 18,193,048     11,623,290

Income per share (note 6):
Income before cumulative changes in
 accounting principles:
     Primary                                 $       1.91           1.64
     Fully diluted                                   1.91           1.55
Net income:
     Primary                                         1.91           1.47
     Fully diluted                                   1.91           1.39

Weighted average shares outstanding:
     Primary                                    9,516,394      7,926,403
     Fully diluted                              9,516,394      8,689,575

See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Six Months Ended June 30, 1994 and 1993

                                                                          Unrealized
                                                                            Gain
                                                                          (Loss) on
                                                                         Investment
                                               Additional                Securities    Management        Total
                                   Common       Paid-In      Retained     Available    Recognition     Shareholders'
                                   Stock        Capital      Earnings     for Sale         Plans         Equity
Balance January 1, 1993     $   38,895,530     44,095,683   107,454,940      (600,877)       -         189,845,276

Net income                         -              -          11,623,290        -             -          11,623,290
Conversion of subordinated
 debentures                      3,980,015     16,966,907        -             -             -          20,946,922
Stock issued pursuant to
 restricted stock plan,
 net of forfeitures                 11,155         97,365        -             -             -             108,520
Shares issued for
 acquisitions                    1,590,290      8,891,123        -             -             -          10,481,413
Purchase and retirement
 of shares                      (2,250,000)   (14,220,000)       -             -             -        (16,470,000)
Cash dividends ($.60
 per share)                        -              -          (4,650,381)        -             -         (4,650,381)
Revaluation of marketable
  equity securities                -              -              -             238,330       -             238,330

Balance June 30, 1993       $   42,226,990     55,831,078   114,427,849      (362,547)       -         212,123,370


Balance December 31, 1993   $   47,586,385     83,349,012   124,922,331      (835,677)  (4,018,288)    251,003,763
Mark to market adjustment,
 net of applicable income
 taxes                             -              -              -           6,263,318       -           6,263,318

Balance January 1, 1994         47,586,385     83,349,012   124,922,331      5,427,641  (4,018,288)    257,267,081

Net income                         -              -          18,193,048        -             -          18,193,048
Forfeitures of stock issued
 pursuant to restricted
 stock plan                         (4,490)       (16,419)       -             -             -             (20,909)
Earned portion of manage-
 ment recognition plans            -              -              -             -            522,152        522,152
Cash dividends ($.64
 per share)                        -              -          (6,090,483)        -             -         (6,090,483)
Change in unrealized gains
 (losses), net of applic-
 able income taxes                 -              -              -         (10,308,016)       -        (10,308,016)

Balance June 30, 1994       $   47,581,895     83,332,593   137,024,896     (4,880,375)  (3,496,136)   259,562,873

See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1994 and 1993

                                                           1994            1993
Operating activities:
Net income                                          $     18,193,048      11,623,290
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                            3,121,202       2,638,834
   Provision for loan and lease losses                     3,475,000       2,700,000
   Deferred income taxes                                    -             (2,001,418)
   Net gain on sales of investment securities                (44,553)       (204,845)
   Net amortization and accretion on
    investment securities                                  2,508,811       3,145,049
   Amortization of intangibles and other assets            1,661,403       1,081,559
   Accretion of negative goodwill                         (1,700,586)       (180,000)
   Increase in accrued interest receivable                (4,063,896)     (1,294,592)
   Decrease in accrued interest payable                   (2,782,209)     (1,604,442)
   Increase in other assets                              (13,602,963)       (125,439)
   Increase (decrease) in other liabilities               16,418,677      (6,535,047)
   Vesting of shares held by management
     recognition plans                                       522,152        -
   Issuance of restricted stock, net of forfeitures          (20,909)        108,520
   Other                                                       6,234         258,330
      Net cash provided by operating activities           23,691,411       9,609,799

Investing activities:
Proceeds from maturities and issuer calls
 of investment securities held for investment              2,832,903     220,335,778
Proceeds from sales of investment securities
 acquired in purchase acquisitions                          -             19,527,330
Purchases of investment securities held
 for investment                                           (4,332,252)   (282,580,913)
Proceeds from sales of investment securities             116,778,688        -
available for sale
Proceeds from maturities and issuer calls of
 investment securities available for sale                253,821,590        -
Purchases of investment securities available
 for sale                                              (381,310,057)        -
Cash acquired, net of cash paid, in
 purchase acquisitions                                      -            136,374,691
Net decrease (increase) in loans and
 leases receivable                                      (120,505,759)    (51,363,848)
Purchases of premises and equipment                       (2,098,925)     (3,599,905)
   Net cash provided (used) by investing activities     (134,813,812)     38,693,133

Financing activities:
Net decrease  in deposit accounts                        (13,541,546)    (31,232,128)
Net increase in federal funds purchased and
 securities sold under agreements to repurchase           11,504,365       2,046,491
Net increase (decrease) in other short-term
 borrowed funds                                           (3,130,727)     10,475,577
Proceeds from issuance of long-term debt                   3,500,000       4,657,878
Repayments of long-term debt                              (6,422,708)       (956,690)
Issuance of stock from acquisitions, net                    -             10,481,413
Purchase and retirement of common stock                     -            (16,470,000)
Cash dividends                                            (6,090,483)     (4,650,381)
   Net cash used by financing activities                 (14,181,099)    (25,647,840)

Net increase (decrease) in cash and cash
 equivalents                                            (125,303,500)     22,655,092
Cash and cash equivalents at January 1                   396,050,348     285,006,116
Cash and cash equivalents at June 30                $    270,746,848     307,661,208

Supplemental disclosure of cash flow information:
Interest paid during the year                       $     46,382,052      34,465,570
Income taxes paid during the year                   $      7,495,800       6,975,533

See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                  Six Months Ended June 30, 1994 and 1993

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

(2) Loans and Lease Financing

A summary of loans and lease financing at June 30, 1994 and 1993 follows:

                                           1994                1993
Commercial, financial and
 agricultural                     $        422,662,547          383,936,928
Real estate-construction                   267,447,438          188,928,823
Real estate-mortgage                     1,155,011,338          908,183,200
Instalment loans to individuals            223,532,158          188,106,435
Credit card receivables                    182,959,385          161,260,053
Lease financing                             29,656,430           23,806,846
  Gross loans and lease financing        2,281,269,296        1,854,222,285

Less unearned income                         3,624,256            3,205,085
  Total loans and lease financing $      2,277,645,040        1,851,017,200

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the six months ended June 30, 1994 and 1993:

                                               1994                1993
Balance at beginning of year      $        26,963,334           19,026,764
Provision charged to operations             3,475,000            2,700,000
Recoveries of loans and leases
  previously charged-off                      695,817              794,879
Loan and lease losses charged
  to reserve                               (2,812,823)          (2,823,639)
Reserves related to acquisitions            -                    3,500,000
Balance at June 30                $        28,321,328           23,198,004

 (4) Risk Assets

Following is a summary at June 30, 1994 and 1993 (in thousands):

                                          1994        1993
Nonaccrual loans and lease financing  $    13,164      10,480
Other real estate acquired through
  loan foreclosures                         5,996       9,273
Accruing loans and lease financing
  90 days or more past due                  2,181       3,928
Restructured loans and lease
  financing                                 -             104
   Total risk assets                  $    21,341      23,785

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

(6) Per Share Data

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

(7) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

(8) Management Opinion

The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the
"Corporation") and its wholly-owned subsidiaries, Central Carolina
Bank and Trust Company ("CCB"), CCB Savings Bank of Lenoir, Inc., SSB
("CCB Savings"), Graham Savings Bank, Inc., SSB ("Graham Savings") and
Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance
Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation and Southland Associates, Inc. for the three and six months ended June
30, 1994 and 1993. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.


Results of Operations - Three Months Ended June 30, 1994 and 1993.

Net income for the three months ended June 30, 1994 amounted to $9,747,000, an increase of $3,104,000 or 46.7% over the same period in 1993. Primary income per share was $1.02 in 1994, a $.19 increase over the 1993 period. On a fully diluted basis, income per share was also
$1.02, which represented a $.24 increase over the 1993 period.
Returns on average assets and average shareholders' equity were 1.20%
and 15.13%, respectively, compared to 1.05% and 13.26% in the 1993 period.

Average Balance Sheets and Net Interest Income Analysis on a taxable equivalent basis for each of the periods are included in this discussion as Table 1. Average earning assets increased by $680,625,000 or 29.1% over the 1993 period which was due primarily to the Corporation's financial institution acquisitions consummated in the second through fourth quarters of 1993. Second quarter increases in overall interest rates and attendant increases in earning asset yields increased the net interest margin from 4.85% in the second quarter of 1993 to 4.96% in 1994. Net interest income on a taxable equivalent basis increased $9,065,000 or 32.0%.

The provision for loan and lease losses was increased to $2,223,000 from $1,700,000 in 1993 due to the increase in outstanding loans and lease financing. The reserve for loan and lease losses to loans and lease financing outstanding was 1.24% at June 30, 1994 and 1.25% at June 30, 1993. Net 1994 loan and lease charge-offs amounted to $839,000 or .15% of average loans and lease financing compared to .22% in 1993.

Other income increased $1,802,000 in the second quarter of 1994 to $9,983,000 compared to 1993's $8,181,000. The increase was due in part to a $426,000 increase in service charges on deposit accounts resulting from increased volume, $261,000 increase in insurance commissions from increased volume of annuity sales and $667,000 of negative goodwill accretion from the acquisition of financial institutions in 1993.

Other expenses in the 1994 period increased by $5,352,000 or 22.5% from the 1993 period. The largest increases were experienced in personnel expense and other expenses. The increase in personnel expense was due to growth from the 1993 acquisitions of financial institutions. Despite the $1,684,000 increase in personnel expense, a comparison of assets per employee shows improvement from $1.59 million of assets per employee at June 30, 1993 to $2.07 million per employee at June 30, 1994. Other expenses increased due to $415,000 of goodwill amortization, $484,000 of deposit insurance based on the increased level of deposits, $431,000 increased donations and other depositor expenses resulting from the financial institutions acquisitions and general increases in expenses resulting from a 28.4% increase in average assets from June 1993's level. The effective income tax rate was 33.91% in 1994 compared to 33.38% in the same period of 1993.

Results of Operations - Six Months Ended June 30, 1994 and 1993.

Income before cumulative changes in accounting principles totaled
$18,193,000 for the six months ended June 30, 1994 compared to $12,995,000 for the same period in 1993. Income before cumulative changes in accounting principles per share were $1.91 for the six months ended June 30, 1994 compared to $1.64 for 1993. Net income for the six months ended June 30, 1994 amounted to $18,193,000, an increase of $6,570,000 or 56.5% over the same period in 1993. Primary income per share was $1.91 in 1994, a $.27 increase over the 1993 period. On a fully diluted basis, income per share was also $1.91, which represented a $.52 increase over the 1993 period. Returns of net income on average assets and average shareholders' equity were 1.14% and 14.38%, respectively, compared to .98% and 11.95% in the 1993 period.

Average Balance Sheets and Net Interest Income Analysis on a taxable equivalent basis for each of the six month periods are included in this discussion as Table 2. Average earning assets increased by $788,656,000 or 35.7% over the 1993 period which was due primarily to the Corporation's financial institution acquisitions consummated in the second through fourth quarters of 1993. Lower interest rates during the six months ended June 30, 1994 resulted in a net interest margin of 4.79% compared to 4.93% for the same period in 1993. Net interest income on a taxable equivalent basis increased $17,180,000 or 31.8% from 1993's level.

                                                       Table 1

                         CCB FINANCIAL CORPORATION
             Average Balances and Net Interest Income Analysis
                 Three Months Ended June 30, 1994 and 1993
                (Taxable Equivalent Basis-In Thousands) (1)

                                             1994                          1993
                                           Interest  Average              Interest   Average
                                 Average    Income/   Yield/    Average    Income/    Yield/
                                 Balance    Expense    Rate     Balance    Expense     Rate
Earning Assets:
Loans and lease financing(2)  $ 2,222,213     48,120     8.69 % 1,695,530    36,876      8.72
U.S. Treasury and agency
 obligations                      586,831      8,492     5.80     415,625     6,317      6.10
State and political
 subdivision obligations           50,105      1,304    10.44      44,201     1,290     11.71
Equity securities                  22,916        427     7.47      24,677       496      8.06
Federal funds sold and other
 short-term investments           112,277      1,090     3.89     145,981     1,119      3.07
Time deposits in other banks       27,653        329     4.77      15,356        84      2.19
  Total earning assets          3,021,995     59,762     7.93   2,341,370    46,182      7.91

Non-earning assets:
Cash and due from banks           139,296                         132,291
Premises and equipment             43,284                          38,338
All other assets, net              46,443                          20,557
  Total assets               $  3,251,018                       2,532,556

Interest bearing liabilities:
Savings and time deposits    $  2,400,503     20,708     3.46 % 1,875,229    17,001      3.64
Federal funds purchased and
 securities sold under
 agreements to repurchase          35,839        239     2.67      33,158       160      1.94
Other short-term borrowed
 funds                             10,839         71     2.63      14,537        79      2.18
Long-term debt                     77,472      1,392     7.21      34,172       655      7.69
  Total interest bearing
   liabilities                  2,524,653     22,410     3.56   1,957,096    17,895      3.67

Other liabilities and
 shareholders' equity:
Demand deposits                   392,454                         338,187
Other liabilities                  75,492                          36,310
Shareholders' equity              258,419                         200,963
  Total liabilities and
   shareholders' equity      $  3,251,018                       2,532,556

Net interest income and net
 interest margin (3)                      $   37,352     4.96 %              28,287      4.85

Interest rate spread (4)                                 4.37 %                          4.24

(1) The taxable equivalent basis is computed using 35% federal and 7.83% state tax rates in 1994 and 34% federal and 7.91% state tax rates in 1993 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $2,424,000 and $2,183,000 for 1994 and 1993, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest bearing liability rate.

The provision for loan and lease losses was increased to $3,475,000 from $2,700,000 in 1993 due to the increase in outstanding loans and lease financing. Net 1994 loan and lease charge-offs amounted to $2,117,000 or .19% (annualized) of average loans and lease financing compared to .26% (annualized) in 1993.

Other income increased $4,174,000 during the first six months of 1994 to $20,323,000 compared to 1993's $16,149,000. The increase was due in part to a $965,000 increase in service charges on deposit accounts resulting from increased volume, $579,000 increase in insurance commissions from increased volume of annuity sales and $1,520,000 of negative goodwill accretion from the acquisition of financial institutions in 1993.

Other expenses in the 1994 period increased by $12,228,000 or 26.6% from the 1993 period. As discussed previously, increases were experienced in personnel expense due to the 1993 acquisitions of financial institutions. Other expenses increased $6,427,000 due to telecommunication expense increases of $608,000, donations and other depositor expense increases of $934,000 related to the acquisitions of financial institutions in 1993, a $443,000 increase in expenses related to write-downs of real estate acquired under foreclosure, $1,032,000 of goodwill and other intangible asset amortization, $1,037,000 of deposit insurance based on the increased level of deposits and general increases in expenses resulting from a 34.6% increase in average assets from June 1993's level. The effective income tax rate was 33.62% in 1994 compared to 33.07% in the same period of 1993.

Financial Condition

Total assets have increased slightly, .4%, from year-end 1993 but have increased $435,667,000 since June 30, 1993 due to acquisitions of financial institutions and internal growth. Virtually all of the increase occurred in interest-earning assets. Average assets have increased from $2,694,973,000 for the year ended December 31, 1993 to $3,251,018,000 for the three months ended June 30, 1994 and compare to $2,532,556,000 for the three months ended June 30, 1993.

                         CCB FINANCIAL CORPORATION
             Average Balances and Net Interest Income Analysis
                  Six Months Ended June 30, 1994 and 1993
                (Taxable Equivalent Basis-In Thousands) (1)

                                          1994                         1993
                                          Interest  Average           Interest    Average
                               Average    Income/   Yield/  Average   Income/     Yield/
                               Balance    Expense   Rate    Balance   Expense     Rate
Earning Assets:
Loans and lease financing (2) $  2,189,573  92,376    8.51 % 1,602,608   69,883    8.79
U.S. Treasury and agency
 obligations                       558,752  15,662    5.65     393,881   12,084    6.19
State and political
 subdivision obligations            50,252   2,652   10.64      43,851    2,585   11.89
Equity securities                   35,553   1,102    6.25      21,279      802    7.60
Federal funds sold and other
 short-term investments            134,118   2,376    3.57     140,808    2,205    3.16
Time deposits in other banks        30,513     644    4.26       7,678       84    2.21
    Total earning assets         2,998,761 114,812    7.72   2,210,105   87,643    8.00

Non-earning assets:
Cash and due from banks            140,656                     129,296
Premises and equipment              43,096                      36,807
All other assets, net               39,713                      17,287
    Total assets              $  3,222,226                   2,393,495

Interest bearing liabilities:
Savings and time deposits     $  2,390,490  40,298    3.40 %  1,766,071  31,940    3.65
Federal funds purchased and
 and securities sold under
 agreements to repurchase           33,242     387    2.35       29,862     286    1.93
Other short-term borrowed
 funds                              11,220     133    2.39       17,065     204    2.41
Long-term debt                      77,373   2,782    7.25       30,593   1,181    7.78
   Total interest bearing
    liabilities                  2,512,325  43,600    3.50    1,843,591  33,611    3.68

Other liabilities and
 shareholders' equity:
Demand deposits                    381,286                     324,338
Other liabilities                   73,498                      29,483
Shareholders' equity               255,117                     196,083
   Total liabilities and
     shareholders' equity     $  3,222,226                   2,393,495

Net interest income and net
  interest margin (3)                      $ 71,212    4.79 %            54,032    4.93

Interest rate spread (4)                              4.22 %                       4.32

(1) The taxable equivalent basis is computed using 35% federal and 7.83% state tax rates in 1994 and 34% federal and 7.91% state tax rates in 1993 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $4,367,000 and $3,500,000 for 1994 and 1993, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest bearing liability rate.

At June 30, 1994, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $21,341,000 or .94% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $23,252,000 or 1.07% and $23,785,000 or 1.28% at
December 31, 1993 and June 30, 1993, respectively. The reserve for loan and lease losses to risk assets was 1.33x at June 30, 1994 compared to 1.16x at December 31, 1993 and .98x at June 30, 1993.

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, debt securities and equity securities are segregated into three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held for investment and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held for investment or as trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. After adjusting for changes in market value during the second quarter, this component of shareholders' equity totals $(4,880,000) at June 30, 1994. Investment securities to be held until maturity are classified as such and will continue to be recorded at amortized cost.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 7.95% and 7.94% for the three months ended June 30, 1994 and 1993, respectively. Furthermore, the Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. Due to the retention of earnings and the public offerings of common stock and qualifying debt late in 1993, the Corporation's and Banks' capital ratios are returning to their pre-acquisition levels.

The chart below shows that the Corporation and the Banks significantly exceed all risk-based capital requirements at June
30, 1994.

                 June 30,  December 31,   June 30,   Regulatory
Ratio             1994         1993        1993      Minimums

Tier 1 Capital                                       4.00%
  Corporation      10.12%     9.93%         8.91%
  CCB               9.16      9.12          9.85
  CCB Savings      20.46     17.87            -
  Graham Savings   35.30     34.16            -
  CCB-Ga.          28.00     30.42            -
Total Capital                                        8.00
  Corporation      12.57     12.86         10.00
  CCB              11.19     11.21         10.96
  CCB Savings      22.40     19.67            -
  Graham Savings   37.00     35.90            -
  CCB-Ga.          28.84     31.26            -
Leverage                                             4.00
  Corporation       7.55      8.50          7.59
  CCB               7.04      7.47          8.43
  CCB Savings       9.33      8.59            -
  Graham Savings   17.43     16.64            -
  CCB-Ga.          18.46     35.35            -

The Corporation has increased its annual cash dividends consistently over the past 30 years, increasing to $.32 per share for the three months ended June 30, 1994 from $.30 per share for the same period in 1993. Book value increased 8.6% to $27.28 per share at June 30, 1994 from 1993's level of $25.12.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 3 - Articles of Amendment to the Restated Charter of the
      Registrant


(b).  Reports on Form 8-K

      None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CCB FINANCIAL CORPORATION
                              Registrant


Date:  August 10, 1994       /S/ Ernest C. Roessler
                              Ernest C. Roessler
                              President and Chief Executive Officer


Date:  August 10, 1994       /S/ W. Harold Parker, Jr.
                              W. Harold Parker, Jr.
                              Senior Vice President and Controller
                              (Chief Accounting Officer)