Form 10-Q
period 1994-09-30
CCB FINANCIAL CORP
filed 1994-11-14
CIK 714612

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                   For the period ended September 30, 1994

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

                         Yes [ X  ]     No  [     ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                    9,516,295
     (Class of Stock)                    (Shares outstanding
                                         as of October 31, 1994)

                          CCB FINANCIAL CORPORATION

                                  FORM 10-Q

                                    INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      September 30, 1994, December 31, 1993 and
      September 30, 1993                                    3

   Consolidated Statements of Income
      Three Months Ended September 30, 1994 and 1993
      and Nine Months Ended September 30, 1994 and 1993     4

   Consolidated Statements of Shareholders' Equity
      Nine Months Ended September 30, 1994 and 1993         5

   Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1994 and 1993         6

   Notes to Consolidated Financial Statements
      Nine Months Ended September 30, 1994 and 1993         7

 Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   19

 Signatures                                                 20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CCB Financial Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                       September 30,   December 31,   September 30,
                                            1994           1993          1993
                                       -------------  -------------  -------------
Assets:
Cash and due from banks                $148,482,776    191,332,445    150,387,557
Time deposits in other banks             26,819,560     35,431,738     30,103,768
Federal funds sold and other
short-term investments                  139,000,000    169,286,165     71,228,378
Investment securities:
 Available for sale (market values
  of $540,346,730,$563,187,727
  and $598,109,136)                     540,346,730     553,292,393   580,971,879
Held for investment (market values
 of $69,963,931, $68,553,264
 and $59,811,096)                        68,971,631     64,126,134     54,759,560
Loans and lease financing (notes
 2 and 4)                             2,385,216,472  2,159,489,054  1,905,981,558
 Less reserve for loan and lease
  losses (note 3)                        29,752,443     26,963,334     23,685,031
                                       -------------  -------------  -------------
  Net loans and lease financing       2,355,464,029  2,132,525,720  1,882,296,527
Premises and equipment                   41,905,155     42,597,185     42,488,297
Other assets (note 4)                    91,729,447     69,050,959     74,197,729
                                      --------------  -------------  -------------
     Total assets                    $3,412,719,328  3,257,642,739  2,886,433,695
                                      ==============  =============  =============

Liabilities:
Deposits:
 Demand (non-interest bearing)         $405,839,381    421,432,974    383,901,185
 Savings and NOW accounts               410,042,313    420,344,480    380,367,193
 Money market accounts                  858,055,550    778,606,879    705,395,692
 Jumbo time deposits                    224,077,094    172,034,160    160,203,315
 Consumer time deposits                 991,102,066  1,024,352,268    922,722,934
                                       -------------  -------------  -------------
  Total deposits                      2,889,116,404  2,816,770,761  2,552,590,319
Federal funds purchased and
 securities sold under
 agreements to repurchase                38,381,066     25,526,966     27,541,580
Other short-term borrowed funds          63,506,976     16,202,362     20,415,322
Long-term debt                           76,486,044     78,698,073     37,151,187
Other liabilities                        79,854,660     69,440,814     32,558,341
                                       -------------  -------------  -------------
     Total liabilities                3,147,345,150  3,006,638,976  2,670,256,749
                                       -------------  -------------  -------------

Shareholders' equity:
Serial preferred stock. Authorized
 5,000,000 shares; none issued                --             --             --
Common stock of $5 par value. Authorized
 30,000,000 shares; 9,516,379, 9,517,277
 and 8,443,223 shares issued             47,581,895     47,586,385     42,216,115
Additional paid-in capital               83,589,362     83,349,012     55,783,953
Retained earnings                       143,937,241    124,922,331    118,705,703
Unrealized loss on investment
securities available for sale            (6,499,259)      (835,677)      (528,825)
Less: Unearned common stock held by
management recognition plans             (3,235,061)    (4,018,288)         --
                                      --------------  -------------  -------------
     Total shareholders' equity         265,374,178    251,003,763    216,176,946
                                      --------------  -------------  -------------
     Total liabilities and
      shareholders' equity           $3,412,719,328   3,257,642,739 2,886,433,695
                                      ==============  ============= ==============

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME

                                      Three months ended         Nine months ended
                                         September 30,              September 30,
                                        1994        1993          1994        1993
                                    ----------    ----------  ----------  -----------
Interest income:
Interest and fees on loans
 and leases                        $51,485,692   40,879,677  143,768,462  110,609,561
Interest and dividends on
 investment securities:
  U.S. Treasury                      4,905,469    4,981,357    14,174,018  13,246,174
  U.S. Government agencies
   and corporations                  2,941,854    2,229,705     8,126,190   5,159,807
  States and political sub-
   divisions(primarily tax exempt)      886,412     804,736    2,608,948    2,466,906
  Equity securities                    414,764      124,169    1,461,563    1,219,441
Interest on time deposits in
 other banks                           335,406      185,696      942,623      270,239
Interest on federal funds sold
 and other short-term investments    1,290,378    1,253,128     3,568,813   3,067,416
                                     ----------   ----------  -----------  -----------
     Total interest income          62,259,975   50,458,468  174,650,617  136,039,544
                                     ----------   ----------  -----------  -----------
Interest expense:
Deposits                            22,867,639    18,115,327   63,165,217  50,055,019
Federal funds purchased and
 securities sold under
 agreements to repurchase              306,825      131,227      693,628      416,903
Other short-term borrowed funds        308,954      221,679      441,964      425,925
Long-term debt                       1,363,424      707,817    4,145,876    1,889,041
                                     ----------   ----------  -----------   ----------
     Total interest expense         24,846,842   19,176,050   68,446,685   52,786,888
                                     ----------   ----------  -----------   ----------
Net interest income                 37,413,133   31,282,418  106,203,932   83,252,656
Provision for loan and lease
 losses (note 3)                     2,325,000    1,835,000    5,800,000    4,535,000
                                     ----------   ----------  -----------   ----------
Net interest income after provision
 for loan and lease losses          35,088,133   29,447,418  100,403,932   78,717,656

Other income:
Service charges on deposit
 accounts                            4,820,261    4,732,605   14,290,927   13,238,655
Trust and custodian fees             1,372,119    1,512,825    4,996,361    4,538,475
Insurance commissions                  572,574      595,444    2,052,763    1,496,152
Merchant discount                      924,579      727,486    2,631,540    2,075,878
Other service charges and fees         640,958      456,423    1,967,798    1,383,930
Other                                1,341,524    1,579,554    4,011,441    2,815,713
Investment securities gains, net          -          44,448       44,552      249,293
                                      ---------    ---------   ----------   ----------
     Total other income              9,672,015    9,648,785   29,995,382   25,798,096

Other expenses:
Personnel                           14,855,377   13,969,867   43,953,528   38,649,599
Net occupancy                        2,262,844    2,281,886    6,705,518    5,911,249
Equipment                            2,112,572    2,334,534    6,500,300    6,153,044
Other                               10,142,843    9,854,111   30,447,524   23,731,901
                                     ----------   ----------   ----------   ----------
     Total other expenses           29,373,636   28,440,398   87,606,870   74,445,793
                                     ----------   ----------   ----------   ----------
Income before income taxes
 and cumulative changes in
 accounting principles              15,386,512   10,655,805   42,792,444   30,069,959
Income taxes                         5,238,600    3,676,119   14,451,483   10,095,749
                                     ----------   ----------   ----------   ----------
Income before cumulative changes
 in accounting principles           10,147,912    6,979,686   28,340,961   19,974,210
Cumulative changes in accounting
 principles (note 5)                      -            -            -      (1,371,234)
                                     ----------   ----------   ----------   ----------
Net income                         $10,147,912    6,979,686   28,340,961   18,602,976
                                     ==========   ==========   ==========   ==========
Income per share (note 6):
Income before cumulative changes
 in accounting principles:
  Primary                       $         1.07          .83         2.98         2.47
  Fully diluted                           1.07          .83         2.98         2.38
Net income:
  Primary                                 1.07          .83         2.98         2.30
  Fully diluted                           1.07          .83         2.98         2.22

Weighted average shares outstanding:
  Primary                             9,516,379    8,443,223    9,516,389    8,098,668
  Fully diluted                       9,516,379    8,443,223    9,516,389    8,607,458

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Nine Months Ended September 30, 1994 and 1993

                                                                      Unrealized
                                                                      Gain (Loss)
                                                                   on Investment
                                             Additional              Securities     Management      Total
                                Common        Paid-In    Retained    Available    Recognition    Shareholders'
                                Stock         Capital    Earnings     for Sale        Plans          Equity
                              ------------   ---------- -----------  ------------    ----------  -------------
Balance January 1, 1993      $38,895,530    44,095,683  107,454,940     (600,877)         -       189,845,276

Net income                          -             -     18,602,976          -             -        18,602,976
Conversion of subordinated
 debentures                    3,969,140    16,919,782        -             -             -        20,888,922
Transactions pursuant to
 restricted stock plan, net       11,155        97,365        -             -             -           108,520
Shares issued for acquisition  1,590,290     8,891,123        -             -             -        10,481,413
Purchase and retirement of
 shares                       (2,250,000)  (14,220,000)       -             -             -       (16,470,000)
Cash dividends ($.92 per
 share)                             -             -     (7,352,213)         -             -        (7,352,213)
Revaluation of marketable
  equity securities                 -             -           -           72,052          -            72,052
                              -----------    ---------- -----------     ---------    ----------    -----------
Balance September 30, 1993   $42,216,115    55,783,953 118,705,703      (528,825)         -       216,176,946
                              ===========    ========== ===========     =========    ==========    ===========

Balance December 31, 1993    $47,586,385 83,349,012 124,922,331         (835,677)   (4,018,288)   251,003,763
Mark to market adjustment, net
 of applicable income taxes         -             -           -        6,263,318          -         6,263,318
                              -----------    ---------- -----------     ---------    ----------    -----------
Balance January 1, 1994       47,586,385    83,349,012 124,922,331     5,427,641    (4,018,288)   257,267,081

Net income                          -             -     28,340,961          -             -        28,340,961
Transactions pursuant to
 restricted stock plan, net       (4,490)       240,350       -             -             -            235,860
Earned portion of management
 recognition plans                  -              -          -             -           783,227       783,227
Cash dividends ($.98 per
 share)                             -             -     (9,326,051)         -             -        (9,326,051)
Change in unrealized gains
 (losses), net of applicable
 income taxes                       -             -           -      (11,926,900)         -       (11,926,900)
                              -----------    ---------- -----------   -----------    ----------    -----------
Balance September 30, 1994    $47,581,895    83,589,362 143,937,241   (6,499,259)  (3,235,061)     265,374,178
                              ===========    ========== ===========   ===========    ==========    ===========

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1994 and 1993

                                                    1994             1993
                                                 ----------        ----------
Operating activities:
Net income                                      $28,340,961       18,602,976
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                    3,422,387        4,030,255
  Provision for loan and lease losses             5,800,000        4,535,000
  Net gain on sales of investment securities        (44,552)        (249,293)
  Net amortization and accretion on
   investment securities                          4,074,397        2,746,717
  Amortization of intangibles and other assets    2,487,969        1,034,406
  Accretion of negative goodwill                 (2,525,993)        (386,805)
  Increase in accrued interest receivable        (5,860,585)      (2,634,288)
  Decrease in accrued interest payable             (278,818)      (3,919,955)
  Increase in other assets                      (14,960,493)      (5,945,947)
  Increase (decrease) in other liabilities       13,726,719       (5,855,296)
  Vesting of shares held by management
   recognition plans                                783,227             -
  Transactions pursuant to restricted stock
   plan, net                                        (20,909)         108,520
  Other                                               7,671              208
                                                 -----------      -----------
  Net cash provided by operating activities      34,951,981       12,066,498
                                                 -----------      -----------
Investing activities:
Proceeds from maturities and issuer calls of
 investment securities held for investment        2,884,903      315,674,709
Proceeds from sales of investment securities
 held for investment                                   -           3,048,954
Purchases of investment securities held for
 investment                                      (7,744,278)    (464,107,337)
Proceeds from sales of investment securities
 acquired in purchase acquisitions                     -          53,438,906
Proceeds from sales of investment securities
 available for sale                             116,778,688            -
Proceeds from maturities and issuer calls of
 investment securities available for sale        307,922,068            -
Purchases of investment securities available
 for sale                                      (425,534,747)            -
Cash acquired, net of cash paid, in purchase
 acquisitions                                          -         143,019,234
Net increase in loans and leases receivable    (229,234,876)    (110,176,179)
Purchases of premises and equipment              (2,730,357)      (5,280,239)
                                                ------------     ------------
  Net cash used by investing activities        (237,658,599)     (64,381,952)
                                                ------------     ------------
Financing activities:
Net increase in deposit accounts                 72,345,643       21,067,426
Net increase in federal funds purchased and
 securities sold under agreements to repurchase  12,854,100        2,273,323
Net increase in other short-term borrowed funds  47,304,614           28,747
Proceeds from issuance of long-term debt          4,555,662       12,267,877
Repayments of long-term debt                     (6,775,362)      (3,267,532)
Issuance of stock from acquisitions, net               -          10,481,413
Purchase and retirement of common stock                -         (16,470,000)
Cash dividends                                   (9,326,051)      (7,352,213)
                                                 -----------      -----------
Net cash provided by financing activities       120,958,606       19,029,041
                                                 -----------      -----------
Net decrease in cash and cash equivalents       (81,748,012)     (33,286,413)
Cash and cash equivalents at January 1          396,050,348      285,006,116
                                                ------------      -----------
Cash and cash equivalents at September 30      $314,302,336       251,719,703
                                               ============      ============

Supplemental disclosure of cash flow information:
Interest paid during the year                   $68,725,503       56,706,843
Income taxes paid during the year               $14,818,200       10,794,633

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                Nine Months Ended September 30, 1994 and 1993


(1) Consolidation
The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), CCB Savings Bank of Lenoir, Inc., SSB, Graham Savings Bank, Inc., SSB and Central Carolina Bank - Georgia. The consolidated financial statements also include the accounts and results of operations of CCB Investment and Insurance Service Corporation, Southland Associates, Inc., CCBDE and 1st Home Mortgage Acceptance Corporation, wholly-owned subsidiaries of CCB. All significant intercompany accounts are eliminated in consolidation.

(2) Loans and Lease Financing
A summary of loans and lease financing at September 30, 1994 and 1993 follows:

                                          1994            1993
                                      -------------  -------------
Commercial, financial and
 agricultural                       $   424,455,322     364,870,593
Real estate-construction                315,394,429     206,405,762
Real estate-mortgage                  1,202,426,917     959,556,011
Instalment loans to individuals         229,059,596     189,180,122
Credit card receivables                 184,566,425     164,389,634
Lease financing                          33,432,409      24,802,389
                                      -------------   -------------
   Gross loans and lease financing    2,389,335,098   1,909,204,511
Less unearned income                      4,118,626       3,222,953
                                      -------------   -------------
   Total loans and lease financing  $ 2,385,216,472   1,905,981,558
                                      =============   =============


(3) Reserve for Loan and Lease Losses
Following is a summary of the reserve for loan and lease losses for the nine months ended September 30, 1994 and 1993:

                                          1994            1993
                                        ----------     ----------
Balance at beginning of year          $ 26,963,334    19,026,764
Provision charged to operations          5,800,000     4,535,000
Recoveries of loans and leases
 previously charged-off                  1,100,703     1,128,887
Loan and lease losses charged to
 reserve                               (4,111,594)    (4,505,620)
Reserves related to acquisitions             -         3,500,000
                                        ----------     ----------
Balance at September 30               $ 29,752,443     23,685,031
                                        ==========     ==========

(4) Risk Assets
Following is a summary of risk assets at September 30, 1994 and 1993 (in thousands):

                                              1994       1993
                                            --------    --------
Nonaccrual loans and lease financing      $   11,463       9,971
Other real estate acquired through
  loan foreclosures                            5,181       8,251
Accruing loans and lease financing
  90 days or more past due                     1,331       5,869
Restructured loans and lease financing         -              40
                                            --------    --------
   Total risk assets                      $   17,975      24,131
                                            ========    ========

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

(9) Mergers
On November 7, 1994, the Corporation announced that it had entered into a definitive agreement to merge with Security Capital Bancorp ("Security Capital") of Salisbury, North Carolina. Security Capital is a $1.2 billion bank holding company operating 46 offices located in the south central and western Piedmont regions of North Carolina. Under the terms of the definitive agreement, the Corporation will issue .50 shares of its common stock in exchange for each share of common stock of Security Capital in a tax-free exchange. The merger will be accounted for as a pooling of interests. The transaction, which is subject to, among other things, approval by regulatory authorities and stockholders of both companies, is expected to be completed during the second quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of the financial condition and changes therein and the results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), CCB Savings Bank of Lenoir, Inc., SSB ("CCB Savings"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation and Southland Associates, Inc. for the three and nine months ended September 30, 1994 and 1993. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.


Results of Operations

Three Months Ended September 30, 1994 and 1993
Net income for the three months ended September 30, 1994 amounted to $10,148,000, an increase of $3,168,000 or 45.4% over the same period in 1993. Net income per share was $1.07 in 1994, a $.24 increase over the 1993 period. Returns on average assets and average shareholders' equity were 1.21% and 15.43%, respectively, compared to .98% and 13.15% in the 1993 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in this discussion as Table 1. Average earning assets increased by $438,575,000 or 16.6% over the 1993 period which was due primarily to the Corporation's financial institution acquisitions consummated in the second through fourth quarters of 1993. Third quarter increases in overall interest rates combined with shifts in the mix of earning assets toward higher yielding assets increased the net interest margin from 4.89% in 1993 to 4.99% in 1994. Net interest income on a taxable equivalent basis increased $6,203,000 or 19.1% primarily due to increased volume of net earning assets and, to a lesser extent, to increased interest rates.

The provision for loan and lease losses for the third quarter was increased to $2,325,000 from $1,835,000 in 1993 due to growth in outstanding loans and lease financing. The reserve for loan and lease losses to loans and lease financing outstanding was 1.25%

Table 1

                          CCB FINANCIAL CORPORATION
              Average Balances and Net Interest Income Analyses
               Three Months Ended September 30, 1994 and 1993
                 (Taxable Equivalent Basis-In Thousands) (1)

                                                                1994
                                                  -----------------------------
                                                              Interest  Average
                                                    Average    Income/   Yield/
                                                    Balance    Expense   Rate
                                                  ----------  --------- -------
Earning assets:
Loans and lease financing (2)                 $     2,329,111    51,573     8.78 %
U.S. Treasury and agency obligations                  527,456     8,505     6.40
State and political subdivision obligations            52,685     1,366    10.29
Other securities                                       23,316       429     7.30
Federal funds sold and other
 short-term investments                               116,311     1,339     4.57
Time deposits in other banks                           27,088       355     5.20
                                                   -----------  ---------  -------
    Total earning assets                            3,075,967    63,567     8.20

Non-earning assets:
Cash and due from banks                               143,558
Premises and equipment                                 41,958
All other assets, net                                  56,130
                                                   -----------
    Total assets                              $     3,317,613
                                                  ===========
Interest bearing liabilities:
Savings and time deposits                     $     2,440,354    22,867     3.72 %
Federal funds purchased and securities
 sold under agreements to repurchase                   37,963       307     3.21
Other short-term borrowed funds                        26,476       309     4.63
Long-term debt                                         76,960     1,364     7.03
                                                   -----------  ---------  -------
    Total interest bearing liabilities              2,581,753    24,847     3.82
                                                                ---------  -------
  Other liabilities and shareholders' equity:
Demand deposits                                       392,577
Other liabilities                                      82,371
Shareholders' equity                                  260,912
                                                   -----------
          Total liabilities and shareholders'
     equity                                   $     3,317,613
                                                  ===========
         Net interest income and net interest
  margin (3)                                                  $  38,720     4.99 %
                                                              =========  =======
Interest rate spread (4)                                                    4.38 %
                                                                         =======
(Continued)

                                                                1993
                                                    ----------------------------
                                                              Interest  Average
                                                    Average    Income/   Yield/
                                                    Balance    Expense   Rate
                                                    ---------  -------- --------
Earning assets:
Loans and lease financing (2)                 $     1,886,402    40,961     8.61 %
U.S. Treasury and agency obligations                  524,510     7,824     5.92
State and political subdivision obligations            43,326     1,308    11.98
Other securities                                       44,760       519     4.60
Federal funds sold and other
 short-term investments                               112,701       895     3.15
Time deposits in other banks                           25,693       186     2.87
                                                   -----------  ---------  -------
    Total earning assets                            2,637,392    51,693     7.78
                                                                ---------  -------
Non-earning assets:
Cash and due from banks                               127,595
Premises and equipment                                 42,600
All other assets, net                                  37,405
                                                   -----------
    Total assets                              $     2,844,992
                                                  ===========
Interest bearing liabilities:
Savings and time deposits                     $     2,163,478    18,115     3.32 %
Federal funds purchased and securities
 sold under agreements to repurchase                   25,899       131     2.01
Other short-term borrowed funds                        26,242       222     3.36
Long-term debt                                         34,493       708     8.14
                                                   -----------  ---------  -------
    Total interest bearing liabilities              2,250,112    19,176     3.38
                                                                ---------  -------
  Other liabilities and shareholders' equity:
Demand deposits                                       348,887
Other liabilities                                      33,635
Shareholders' equity                                  212,358
                                                   -----------
          Total liabilities and shareholders'
     equity                                   $     2,844,992
                                                  ===========
         Net interest income and net interest
  margin (3)                                                     32,517     4.89 %
                                                              =========  =======
Interest rate spread (4)                                                    4.40 %
                                                                         =======

(1) The taxable equivalent basis is computed using 35% federal and 7.83% state tax rates in 1994 and 34% federal and 7.91% state tax rates in 1993 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $1,299,000 and $1,784,000 for 1994 and 1993, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest bearing liability rate.

at September 30, 1994 and 1.24% at September 30, 1993. Third quarter 1994 net loan and lease charge-offs amounted to $894,000 or .15%
(annualized) of average loans and lease financing compared to $1,344,000 or .28% (annualized) in 1993.

Other income increased in the third quarter of 1994 to $9,672,000 compared to 1993's $9,649,000. Despite other income remaining relatively flat in total, individual components changed during the quarter. Increased service charges on deposit accounts, merchant discount income, mortgage loan servicing income and negative goodwill accretion from the acquisition of financial institutions in 1993 were offset by decreased trust income and decreased gains on sales of mortgage loans. As a result of the third quarter 1994's relatively flat income and the significant increase in average assets, noninterest income as a percentage of average assets for the three months ended September 30, 1994 has decreased to 1.16% from the 1.33% earned in the same period of 1993.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended September 30, 1994 and 1993:

                                             1994     1993
                                             ----     ----
Noninterest income                           1.16 %   1.33
                                             ----     ----

Personnel expense                            1.78     1.92
Occupancy and equipment expense               .52      .63
Other operating expense                      1.21     1.36
                                             ----     ----
Noninterest expense                          3.51     3.91
                                             ----     ----
Net overhead                                 2.35     2.58
                                             ====     ====

Other expenses in the 1994 period increased by $933,000 or 3.3% from the 1993 period. Personnel expense increases due to growth from the 1993 acquisitions of financial institutions were the primary cause of the increase. Despite the $886,000 increase in personnel expense, assets per employee improved from $1.86 million at September 30, 1993 to $2.14 million per employee at September 30, 1994. Noninterest expense as a percentage of average assets has improved from 3.91% for the three months ended September 30, 1993 to 3.51% for the same period in 1994. The effective income tax rate was 34.05% in 1994 compared to 34.50% in the same period of 1993.

Net overhead (noninterest expense less noninterest income) as a percentage of average assets improved to 2.35% for the three months ended September 30, 1994 from 2.58% for the same period in 1993. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) dramatically improved from 67.45% for the three months ended September 30, 1993 to 60.70% for the same period in 1994. The efficiency ratio has steadily improved in 1994 as the first quarter ratio was 65.86% followed by the second quarter's 61.53%. The improvements were due to continued implementation of cost-saving strategies, efficiencies achieved from CCB performing operational functions for Graham Savings and CCB Savings and the previously discussed increases in net interest income.

Nine Months Ended September 30, 1994 and 1993
Income before cumulative changes in accounting principles increased $8,367,000 or 41.9% to total $28,341,000 for the nine months ended September 30, 1994 compared to $19,974,000 for the same period in 1993. Income before cumulative changes in accounting principles per fully diluted share was $2.98 for the nine months ended September 30, 1994 compared to $2.38 for 1993. Net income for the nine months ended September 30, 1994 amounted to $28,341,000, an increase of $9,738,000 or 52.3% over the same period in 1993. On a fully diluted basis, income per share was $2.98, which represented a $.76 increase over the 1993 period. Returns on average assets and average shareholders' equity were 1.16% and 14.74%, respectively, compared to .98% and 12.34% in the 1993 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the nine month periods are included in this discussion as Table 2. Average earning assets increased by $672,245,000 or 28.6% over the 1993 period which was due primarily to the Corporation's 1993 financial institution acquisitions. Lower interest rates during the nine months ended September 30, 1994 resulted in a net interest margin of 4.86% compared to 4.92% for the same period in 1993. Net interest income on a taxable equivalent basis increased 27.0% from 1993's level. Growth in the volume of net earning assets increased net interest income by $26,329,000 which was offset $2,946,000 due to lower interest rates to result in the $23,383,000 increase in net interest income for the nine months of 1994.

The provision for loan and lease losses was increased to $5,800,000 from $4,535,000 in 1993 due to increased outstanding loans and lease financing. Year to date 1994 net loan and lease charge-offs amounted to $3,011,000 or .18% (annualized) of average loans and lease financing compared to $3,377,000 or .27% (annualized) in 1993.

Other income increased $4,197,000 during the first nine months of 1994 to $29,995,000 compared to 1993's $25,798,000. The increase was due in part to a $1,052,000 increase in service charges on

Table 2

                          CCB FINANCIAL CORPORATION
              Average Balances and Net Interest Income Analyses
                Nine Months Ended September 30, 1994 and 1993
                 (Taxable Equivalent Basis-In Thousands) (1)

                                                                1994
                                                --------------------------------
                                                              Interest  Average
                                                  Average      Income/  Yield/
                                                  Balance      Expense   Rate
                                                 ----------    -------  -------
Earning assets:
Loans and lease financing (2)               $      2,236,597    143,949      8.61 %
U.S. Treasury and agency obligations                 548,205     24,167      5.89
State and political subdivision obligations           51,072      4,018     10.52
Other securities                                      31,429      1,531      6.51
Federal funds sold and other
 short-term investments                              128,117      3,715      3.88
Time deposits in other banks                          29,359        999      4.55
                                                 -----------   --------  --------
    Total earning assets                           3,024,779    178,379      7.88
                                                               --------  --------
Non-earning assets:
Cash and due from banks                              141,634
Premises and equipment                                42,712
All other assets, net                                 45,246
                                                 -----------
    Total assets                            $      3,254,371
                                                ===========
Interest bearing liabilities:
Savings and time deposits                   $      2,407,294     63,165      3.51 %
Federal funds purchased and securities
 sold under agreements to repurchase                  34,833        694      2.66
Other short-term borrowed funds                       16,361        442      3.61
Long-term debt                                        77,234      4,146      7.18
                                                 -----------   --------  --------
    Total interest bearing liabilities             2,535,722     68,447      3.61
                                                               --------  --------
Other liabilities and shareholders' equity:
Demand deposits                                      385,091
Other liabilities                                     76,488
Shareholders' equity                                 257,070
                                                 -----------
        Total liabilities and shareholders'
     equity                                 $      3,254,371
                                                ===========
Net interest income and net
  interest margin (3)                                        $  109,932      4.86 %
                                                              ========  ========
Interest rate spread (4)                                                     4.28 %
                                                                        ========

(Continued)

                                                                1993
                                                  -----------------------------
                                                              Interest  Average
                                                  Average      Income/   Yield/
                                                  Balance      Expense   Rate
                                                  ----------  --------- --------
Earning assets:
Loans and lease financing (2)               $      1,697,206    110,844      8.73 %
U.S. Treasury and agency obligations                 437,424     19,908      6.08
State and political subdivision obligations           43,676      3,893     11.92
Other securities                                      29,106      1,321      6.07
Federal funds sold and other
 short-term investments                              131,439      3,100      3.15
Time deposits in other banks                          13,683        270      2.64
                                                 -----------   --------  --------
    Total earning assets                           2,352,534    139,336      7.92
                                                               --------  --------
Non-earning assets:
Cash and due from banks                              128,729
Premises and equipment                                38,738
All other assets, net                                 23,993
                                                 -----------
    Total assets                            $      2,543,994
                                                ===========
Interest bearing liabilities:
Savings and time deposits                   $      1,898,540     50,055      3.52 %
Federal funds purchased and securities
 sold under agreements to repurchase                  28,541        417      1.95
Other short-term borrowed funds                       20,124        426      2.83
Long-term debt                                        31,893      1,889      7.92
                                                 -----------   --------  --------
    Total interest bearing liabilities             1,979,098     52,787      3.57
                                                               --------  --------
Other liabilities and shareholders' equity:
Demand deposits                                      332,521
Other liabilities                                     30,867
Shareholders' equity                                 201,508
                                                 -----------
        Total liabilities and shareholders'
     equity                                 $      2,543,994
                                                ===========
Net interest income and net
  interest margin (3)                                            86,549      4.92 %
                                                              ========  ========
Interest rate spread (4)                                                     4.35 %
                                                                         ========

(1) The taxable equivalent basis is computed using 35% federal and 7.83% state tax rates in 1994 and 34% federal and 7.91% state tax rates in 1993 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $5,666,000 and $4,483,000 for 1994 and 1993, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest bearing liability rate.

deposit accounts resulting from increased volume of deposit accounts, a $584,000 increase in other service charges and fees primarily from mortgage servicing fees, a $557,000 increase in insurance commissions from increased annuity and mutual fund sales and a $2,139,000 increase in negative goodwill accretion from the acquisition of financial institutions in 1993. These increases were partially offset by decreases in gains on sales of mortgage loans of $1,576,000 and decreases in gains on sales of investment securities of $205,000. Noninterest income as a percentage of average assets decreased from 1.36% for the nine months ended September 30, 1993 to 1.23% for the 1994 period due to the changes in other income explained above and because growth in income-producing services have not kept pace with the increase in average assets.

The following schedule presents noninterest income and expense as a percentage of average assets for the nine months ended September 30, 1994 and 1993:

                                           1994       1993
                                           ----       ----
Noninterest income                         1.23   %   1.36
                                           ----       ----

Personnel expense                          1.81       2.03
Occupancy and equipment expense             .54        .63
Other operating expense                    1.25       1.25
                                           ----       ----
Noninterest expense                        3.60       3.91
                                           ----       ----
Net overhead                               2.37       2.55
                                           ====       ====

Other expenses in the 1994 period increased by $13,161,000 or 17.7% from the 1993 period. As discussed previously, increases were experienced in personnel expense due to the 1993 acquisitions of financial institutions. Other operating expenses increased $6,716,000 due to telecommunication expense increases of $388,000, community donations and other expense increases of $1,255,000 related to the acquisitions of financial institutions in 1993, a $710,000 increase in expenses related to other real estate, increases of $1,026,000 from goodwill and other intangible asset amortization, a $1,260,000 increase in deposit insurance based on the increased level of deposits and general increases in expenses resulting from a 27.9% increase in average assets for the nine months ended September 30, 1993. Noninterest expense as a percentage of average assets improved from 3.91% for the nine months ended September 30, 1993 to 3.60% for the 1994 period. The effective income tax rate was 33.77% in 1994 compared to 33.57% in the same period of 1993.

Net overhead as a percentage of average assets improved to 2.37% for the nine months ended September 30, 1994 from 2.56% for the same period in 1993. The Corporation's efficiency ratio improved from 66.26% for the nine months ended September 30, 1993 to 62.61% for the same period in 1994. As mentioned previously, the decreases were due to continued emphasis on implementing cost-saving strategies and efficiencies achieved from having CCB perform operational functions for Graham Savings and CCB Savings.

Financial Condition

Total assets have increased slightly, 4.8%, from year-end 1993 but have increased $526,286,000 or 18.2% since September 30, 1993 due to acquisitions of financial institutions and internal growth. Virtually all of the increase occurred in interest-earning assets. Average assets have increased from $2,543,994,000 for the nine months ended September 30, 1993 to $3,254,371,000 for the 1994 period.

At September 30, 1994, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $17,975,000 or .75% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $24,131,000 or 1.26% and $23,252,000 or 1.07% at September 30, 1993 and
December 31, 1993, respectively. Risk assets as of September 30, 1994 are at their lowest level since 1989. The reserve for loan and lease losses to risk assets was 1.66x at September 30, 1994 compared to .98x at September 30, 1993 and 1.16x at December 31, 1993.

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, debt securities and equity securities are segregated into three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held for investment and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Corporation does not hold any trading securities. Debt and equity securities not classified as either held for investment or as trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. After adjusting for changes in market value during the third quarter, this component of shareholders' equity totals $(6,499,000) at September 30, 1994.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 7.90% and 7.92% for the nine months ended September 30, 1994 and 1993, respectively. Furthermore, the Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. Due to the retention of earnings and the public offerings of common stock and qualifying debt late in 1993, the Corporation's and Banks' capital ratios are returning to their pre-acquisition levels.

The chart below illustrates that the Corporation and the Banks significantly exceed all risk-based capital requirements at September 30, 1994.

                  September    December    September   Regulatory
Ratio             30, 1994     31, 1993    30, 1993     Minimums
- -----             --------     --------    --------    ----------

Tier 1 Capital                                           4.00%
  Corporation       9.50%         9.93%     9.12%
  CCB               8.60          9.12      8.88
  CCB Savings      21.07         17.87      -
  Graham Savings   36.26         34.16      -
  CCB-Ga.          22.00         30.42      -
Total Capital                                            8.00
  Corporation      12.20         12.86     10.25
  CCB              10.56         11.21     10.00
  CCB Savings      22.98         19.67      -
  Graham Savings   37.97         35.90      -
  CCB-Ga.          22.64         31.26      -
Leverage                                                 4.00
  Corporation       7.54          8.50      7.60
  CCB               6.98          7.47      7.27
  CCB Savings       9.83          8.59      -
  Graham Savings   17.87         16.64      -
  CCB-Ga.          19.43         35.35      -

The Corporation has increased its annual cash dividends consistently over the past 30 years, increasing to $.34 per share for the three months ended September 30, 1994 from $.32 per share for the same period in 1993. Book value per share increased 8.9% to $27.89 at September 30, 1994 from 1993's level of $25.60.

Litigation opposing the Corporation's acquisition of Graham Savings was resolved during the third quarter. In settlement of the litigation, the Corporation and Graham Savings agreed to pay the depositors of Graham Savings an additional one percent bonus interest payment on October 1, 1995. The bonus interest payment, which will total approximately $1,000,000, will primarily be provided through reductions in fees and retirement benefits previously agreed to be provided to Graham Savings directors. On September 7, 1994, the settlement was approved in North Carolina Superior Court.

Merger Announced
On November 7, 1994, the Corporation announced that it had entered into a definitive agreement to merge with Security Capital Bancorp ("Security Capital") of Salisbury, North Carolina. Security Capital is a $1.2 billion bank holding company operating 46 offices located in the south central and western Piedmont regions of North Carolina. Security Capital's four bank subsidiaries are Security Capital Bank and OMNIBANK, SSB, both located in Salisbury, North Carolina; Citizens Savings, SSB, Concord, North Carolina; and Home Savings Bank, SSB, Kings Mountain, North Carolina. As of or for the nine months ended September 30, 1994, Security Capital had an equity to assets ratio of 10.15%, non-performing assets as a percentage of total assets of .36%, and a return on average assets before nonrecurring charges of approximately 1.50%.

Under the terms of the definitive agreement, the Corporation will issue .50 shares of its common stock in exchange for each share of common stock of Security Capital in a tax-free exchange. The merger, which is based on a fixed exchange ratio, will be accounted for as a pooling of interests. As part of the transaction, CCB announced that it anticipates repurchasing up to 9% of the common shares of stock issued in the merger. The Corporation is planning to effect this open market repurchase prior to the completion of the transaction. The transaction, which is subject to, among other things, approval by regulatory authorities and stockholders of both companies, is expected to be completed during the second quarter of 1995.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      None.


(b).  Reports on Form 8-K

      A report on Form 8-K dated August 17, 1994 was filed under items 5 and 7.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CCB FINANCIAL CORPORATION
                              Registrant


Date:  November 10, 1994      /S/ Ernest C. Roessler
                              Ernest C. Roessler
                              President and Chief Executive Officer


Date:  November 10, 1994      /S/ W. Harold Parker, Jr.
                              W. Harold Parker, Jr.
                              Senior Vice President and Controller
                              (Chief Accounting Officer)