Form 10-Q
period 1995-03-31
CCB FINANCIAL CORP
filed 1995-05-12
CIK 714612

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                     For the period ended March 31, 1995

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

                         Yes [ X  ]     No  [     ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                    9,029,495
     (Class of Stock)                    (Shares outstanding
                                         as of May 10, 1995)

                          CCB FINANCIAL CORPORATION

                                  FORM 10-Q

                                    INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      March 31, 1995, December 31, 1994 and
      March 31, 1994                                        3

   Consolidated Statements of Income
      Three Months Ended March 31, 1995 and 1994            4

   Consolidated Statements of Shareholders' Equity
      Three Months Ended March 31, 1995 and 1994            5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1995 and 1994            6

   Notes to Consolidated Financial Statements
      Three Months Ended March 31, 1995 and 1994            7

 Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   16

 Signatures                                                 17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 CCB Financial Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                        March 31,     December 31,     March 31,
                                           1995           1994            1994
Assets:
Cash and due from banks           $  152,022,943    173,154,769     163,116,008
Time deposits in other banks          25,675,663     18,531,964      35,154,507
Federal funds sold and other
 short-term investments              140,000,000    155,000,000     119,321,659
Investment securities:
 Available for sale                  503,417,779    509,444,623     605,238,338
 Held for investment (market values
  $83,548,560, $82,358,439 and
  $66,892,642)                        81,524,884     82,673,102      64,008,926
Loans and lease financing (notes 2
  and 4)                           2,576,005,968  2,508,511,286   2,161,401,949
 Less reserve for loan and lease
  losses(note 3)                      32,503,288     31,282,853      26,936,626
   Net loans and lease financing   2,543,502,680  2,477,228,433   2,134,465,323
Premises and equipment                44,298,432     42,909,115      42,805,748
Other assets (note 4)                 80,527,320     89,244,399      74,502,663
   Total assets                   $3,570,969,701  3,548,186,405   3,238,613,172

Liabilities:
Deposits:
 Demand (non-interest bearing)    $  415,268,783    430,468,049     375,521,546
 Savings and NOW accounts            403,693,606    429,010,106     434,592,625
 Money market accounts               982,623,658    948,949,167     794,652,010
 Jumbo time deposits                 297,719,553    256,269,856     172,302,944
 Consumer time deposits              979,851,327    967,473,362   1,008,948,568
  Total deposits                   3,079,156,927  3,032,170,540   2,786,017,693
Federal funds purchased, master
 notes and securities sold
 under agreements to repurchase       38,409,699     42,274,061      31,338,589
Other short-term borrowed funds       33,390,094     69,266,636      12,984,952
Long-term debt                        70,449,155     77,039,067      78,460,490
Other liabilities                     82,462,526     76,045,504      72,159,932
   Total liabilities               3,303,868,401  3,296,795,808   2,980,961,656

Shareholders' equity:
Serial preferred stock. Authorized
 5,000,000 shares; none issued               --             --              --
Common stock of $5 par value.
 Authorized 30,000,000 shares;
 9,100,895, 9,108,895
 and 9,516,379 shares issued          45,504,475     45,544,475      47,581,895
Additional paid-in capital            69,851,250     70,112,344      83,332,593
Retained earnings                    158,910,157    150,976,788     130,322,812
Unrealized gain (loss) on investment
 securities available for sale,
 net of applicable taxes              (4,454,673)   (12,272,325)        171,428
Less: Unearned common stock held by
 management recognition plans         (2,709,909)    (2,970,685)     (3,757,212)
   Total shareholders' equity        267,101,300    251,390,597     257,651,516
   Total liabilities and
    shareholders' equity          $3,570,969,701  3,548,186,405   3,238,613,172

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME

                                               Three months ended
                                                    March 31,
                                               1995            1994
Interest income:
Interest and fees on loans and leases     $ 59,133,968      44,211,158
Interest and dividends on investment
 securities:
  U.S. Treasury                              5,055,138       3,241,360
  U.S. Government agencies and
   corporations                              3,241,360       2,495,434
  States and political subdivisions
   (primarily tax-exempt)                    1,079,260         875,996
  Equity and other securities                  426,017         635,944
Interest on time deposits in other banks       451,494         295,759
Interest on federal funds sold and
  other short-term investments               2,101,163       1,231,893
     Total interest income                  71,488,400      53,868,642

Interest expense:
Deposits                                    28,620,947      19,589,719
Federal funds purchased, master notes
 and securities sold under
agreements to repurchase                       472,113         148,110
Other short-term borrowed funds                900,202          61,970
Long-term debt                               1,221,088       1,390,665
Total interest expense                      31,214,350      21,190,464
Net interest income                         40,274,050      32,678,178
Provision for loan and
 lease losses (note 3)                       2,030,000       1,251,500
 Net interest income after provision
 for loan and lease losses                  38,244,050      31,426,678

Other income:
Service charges on deposit accounts          5,081,059       4,651,459
Trust and custodian fees                     1,607,614       1,812,124
Insurance commissions                          444,770         792,564
Merchant discount                            1,038,772         837,401
Other service charges and fees                 709,253         636,573
Other                                        2,363,235       1,566,048
Investment securities gains (losses), net   (1,326,057)         43,851
Total other income                           9,918,646      10,340,020

Other expenses:
Personnel                                   16,407,159      14,714,217
Net occupancy                                2,216,882       2,242,968
Equipment                                    2,089,929       2,342,314
Other                                       10,987,733       9,810,077
Total other expenses                        31,701,703      29,109,576

Income before income taxes                  16,460,993      12,657,122
Income taxes                                 5,430,600       4,211,400
Net income                                $ 11,030,393       8,445,722

Net income per share                      $       1.21             .89

Weighted average shares outstanding           9,108,804      9,516,408

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Three Months Ended March 31, 1995 and 1994

                                                                 Unrealized
                                                                Gain (Loss)
                                                               on investment
                                        Additional               Securities    Management     Total
                             Common      Paid-In   Retained      Available    Recognition   Shareholders'
                             Stock       Capital   Earnings       for Sale       Plans        Equity
                           __________   __________ ________       ________    __________   ___________
Balance December 31, 1993 $ 47,586,385  83,349,012  124,922,331   (835,677)  (4,018,288) 251,003,763
Mark to market
 adjustment,
 net of applicable
 income taxes                   -           -           -         6,263,318       -        6,263,318

Balance January 1, 1994     47,586,385  83,349,012  124,922,331   5,427,641  (4,018,288) 257,267,081

Net income                      -           -         8,445,722     -             -        8,445,722
Transactions pursuant to
 restricted stock
 plan, net                     (4,490)    (16,419)       -          -             -          (20,909)
Earned portion of
 management recognition
 plans                          -           -            -          -            261,076     261,076
Cash dividends ($.32
 per share)                     -           -       (3,045,241)     -             -       (3,045,241)
Change in unrealized
 losses,
 net of applicable
 income taxes                   -           -           -        (5,256,213)       -      (5,256,213)

Balance March 31, 1994    $ 47,581,895  83,332,593  130,322,812     171,428  (3,757,212) 257,651,516


Balance January 1, 1995   $ 45,544,475  70,112,344  150,976,788 (12,272,325) (2,970,685) 251,390,597

Net income                      -           -        11,030,393     -             -       11,030,393
Stock options exercised            820       4,674       -          -             -            5,494
Earned portion of
 management recognition
 plans                          -           -            -          -            260,776     260,776
Purchase and retirement
 of shares                     (40,820)   (265,768)      -          -             -         (306,588)
Cash dividends ($.34
 per share)                     -           -        (3,097,024)    -             -       (3,097,024)
Change in unrealized
 losses,
 net of applicable
 income taxes                   -           -           -        7,817,652       -         7,817,652

Balance March 31, 1995    $ 45,504,475  69,851,250  158,910,157 (4,454,673)  (2,709,909) 267,101,300

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1995 and 1994

                                                          1995           1994
Operating activities:
Net income                                          $ 11,030,393     8,445,722
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                         1,515,980     1,550,755
  Provision for loan and lease losses                  2,030,000     1,251,500
  Net (gain) loss on sales of investment securities    1,326,057       (43,851)
  Net amortization and accretion on investment
   securities                                          1,314,261     1,133,368
  Amortization of intangibles and other assets           883,055       658,830
  Accretion of negative goodwill                        (838,953)     (853,129)
  Increase in accrued interest receivable             (1,428,891)   (1,367,535)
  Decrease in accrued interest payable                  (112,257)     (151,189)
  Decrease (increase) in other assets                  4,450,867    (6,366,966)
  Increase in other liabilities                        7,389,205     5,337,992
  Vesting of shares held by management
    recognition plans                                    260,776       261,076
  Transactions pursuant to restricted stock
    plan, net                                            -             (20,909)
  Other                                                      538         3,360
     Net cash provided by operating activities        27,821,031     9,839,024

Investing activities:
Proceeds from maturities and issuer calls of
  investment securities held for investment            1,711,899     1,467,480
Purchases of investment securities held
  for investment                                        (576,723)   (1,346,034)
Proceeds from sales of investment securities
  available for sale                                  61,273,791    42,257,269
Proceeds from maturities and issuer calls of
  investment securities available for sale            18,906,818   166,783,508
Purchases of investment securities available
  for sale                                           (64,009,696) (260,958,654)
Net increase in loans and leases receivable          (68,466,865)   (3,296,410)
Purchases of premises and equipment                   (2,905,297)   (1,759,318)
       Net cash used by investing activities         (54,066,073)  (56,852,159)

Financing activities:
Net increase (decrease) in deposit accounts           46,986,387   (30,753,068)
Net increase (decrease) in federal funds
  purchased, master notes and securities
  sold under agreements to repurchase                 (3,864,362)    5,811,623
Net decrease in other short-term borrowed funds      (35,876,542)   (3,217,410)
Proceeds from issuance of long-term debt                 952,000     3,500,000
Repayments of long-term debt                          (7,542,450)   (3,740,943)
Exercise of stock options                                  5,494       -
Purchase and retirement of common stock                 (306,588)      -
Cash dividends                                        (3,097,024)   (3,045,241)
       Net cash provided by financing activities      (2,743,085)  (31,445,039)

Net decrease in cash and cash equivalents            (28,988,127)  (78,458,174)
Cash and cash equivalents at January 1               346,686,733   396,050,348
Cash and cash equivalents at March 31              $ 317,698,606   317,592,174

Supplemental disclosure of cash flow information:
Interest paid during the period                    $  31,326,607    21,341,653
Income taxes paid during the period                $     343,647        41,187

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                 Three Months Ended March 31, 1995 and 1994


(1) Consolidation
The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB and Central Carolina Bank - Georgia. The consolidated financial statements also include the accounts and results of operations of CCB Investment and Insurance Service Corporation, Southland Associates, Inc., CCBDE and 1st Home Mortgage Acceptance Corporation, wholly-owned subsidiaries of CCB. All significant intercompany accounts are eliminated in consolidation.

(2) Loans and Lease Financing
A summary of loans and lease financing at March 31, 1995 and 1994 follows:

                                          1995            1994
Commercial, financial and
 agricultural                       $   461,884,845     382,055,524
Real estate-construction                356,498,793     237,181,184
Real estate-mortgage                  1,310,988,859   1,129,430,178
Instalment loans to individuals         233,155,185     213,099,801
Credit card receivables                 184,920,487     177,210,181
Lease financing                          32,524,576      25,539,028
   Gross loans and lease financing    2,579,972,746   2,164,515,896
Less unearned income                      3,966,778       3,113,947
   Total loans and lease financing  $ 2,576,005,968   2,161,401,949

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that creditors value all specifically reviewed loans for which it is probable that the creditors will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the market price or value of collateral. The FASB also issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

Effective January 1, 1995, the provision of SFAS No. 114 and No. 118 were adopted by the Corporation. The adoption of these Standards required no increase to the reserve for loan and lease losses and no impact on net income in the first quarter of 1995. At March 31, 1995, impaired loans amounted to $4,494,000. The related reserve for loan and lease losses on these loans amounted to $1,842,000.

(3) Reserve for Loan and Lease Losses
Following is a summary of the reserve for loan and lease losses for the three months ended March 31, 1995 and 1994:

                                          1995            1994
Balance at beginning of year          $ 31,282,853     26,963,334
Provision charged to operations          2,030,000      1,251,500
Recoveries of loans and leases
 previously charged-off                    374,548        366,598
Loan and lease losses charged to
 reserve                                (1,184,113)    (1,644,806)
Balance at September 30                $32,503,288     26,936,626

(4) Risk Assets
Following is a summary of risk assets at March 31, 1995 and 1994 (in thousands):

                                              1995       1994
Nonaccrual loans and lease financing $ 8,499 11,817 Other real estate acquired through
  loan foreclosures                            2,563       7,382
Accruing loans and lease financing
  90 days or more past due                     1,699       1,991
Restructured loans and lease financing         -           -
   Total risk assets                      $   12,761      21,190

(5) Contingencies
Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

(6) Management Opinion
The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

(7) Merger
On November 7, 1994, the Corporation announced that it had entered into a definitive agreement to merge with Security Capital Bancorp ("Security Capital") of Salisbury, North Carolina. Security Capital is a $1.2 billion bank holding company operating 46 offices located in the south central and western Piedmont regions of North Carolina. Under the terms of the definitive agreement, the Corporation will issue .50 shares of its common stock in exchange for each share of common stock of Security Capital in a tax-free exchange. The merger will be accounted for as a pooling of interests. Shareholder and regulatory approvals for the merger have been obtained and the merger is anticipated to close on May 19, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of the financial condition and changes therein and the results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation and Southland Associates, Inc. for the three months ended March 31, 1995 and 1994. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On February 3, 1995, the Corporation's wholly-owned subsidiary, CCB Savings Bank of Lenoir, Inc., SSB was merged with and into CCB and its branch offices are being operated as CCB offices.

On November 7, 1994, the Corporation announced that it had entered into a definitive agreement to merge with Security Capital Bancorp ("Security Capital") of Salisbury, North Carolina. Under the terms of the definitive agreement, the Corporation will issue .50 shares of its common stock in exchange for each share of common stock of Security Capital in a tax-free exchange which will be accounted for as a pooling of interests. Shareholder and regulatory approvals for the merger have been obtained and the merger is anticipated to close on May 19, 1995.

Results of Operations

Net income for the three months ended March 31, 1995 amounted to $11,030,000, an increase of $2,585,000 or 30.6% over the same period in 1994. Net income per share was $1.21 in 1995, a $.32 per share or 36.0% increase over the 1994 period. Returns on average assets and average shareholders' equity were 1.26% and 17.64%, respectively, compared to 1.07% and 13.60% in the 1994 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1.
Average earning assets increased by $345,617,000 or 11.6% over the 1994 period due to internal growth. First quarter increases in overall interest rates combined with shifts in the mix of earning assets toward higher yielding assets increased the net interest margin from 4.62% in 1994 to 5.08% in 1995. Net interest income on a taxable equivalent basis increased $8,041,000 or 23.7% due to both increased volume of earning assets and increased interest rate spreads.

The provision for loan and lease losses for the first quarter was increased to $2,030,000 from $1,252,000 in 1994 due to growth in outstanding loans and lease financing. The reserve for loan and lease losses to loans and lease financing outstanding was 1.26% at March 31, 1995 and 1.25% at March 31, 1994. First quarter 1995 net loan and lease charge-offs amounted to $810,000 or .13% (annualized) of average loans and lease financing compared to $1,278,000 or .24% (annualized) in 1994.

Excluding securities gains (losses), other income increased in the first quarter of 1995 to $11,245,000 compared to 1994's $10,296,000. The increase was due primarily to recognition of $880,000 of gains on early retirement of the Corporation's subordinated notes. As a result of first quarter 1995's modest increase in noninterest income and the $344,391,000 increase in average assets, noninterest income excluding securities gains and losses as a percentage of average assets for the three months ended March 31, 1995 has decreased slightly to 1.29% from the 1.31% earned in the same period of 1994. Losses on sales of securities available for sale amounted to $1,326,000 in 1995 versus gains of $44,000 in 1994. The 1995 sales were comprised of U.S. Treasury obligations which were sold as part of management's repositioning of the securities portfolio to improve liquidity and interest-sensitivity. Total noninterest income as a percentage of average assets for the three months ended March 31, 1995 decreased to 1.14% from the 1.31% earned in the same period of 1994.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended March 31, 1995 and 1994:

                                              1995     1994

Noninterest income (1)                        1.14%    1.31

Personnel expense                             1.88     1.87
Occupancy and equipment expense                .49      .58
Other operating expense                       1.26     1.25
Noninterest expense                           3.63     3.70

Net overhead                                  2.49     2.39

(1) Includes net gains (losses) on investment securities sales.

Table 1

                          CCB FINANCIAL CORPORATION
              Average Balances and Net Interest Income Analyses
                 Three Months Ended March 31, 1995 and 1994
                 (Taxable Equivalent Basis-In Thousands) (1)

                                                1995                                1994
                                              Interest   Average                  Interest   Average
                                    Average   Income/     Yield/       Average     Income/    Yield/
                                    Balance   Expense      Rate        Balance     Expense     Rate
Earning assets:
Loans and lease financing (2)   $  2,539,474    59,320       9.44 %    2,156,573     44,256      8.32
U.S. Treasury and agency
  obligations (3)                    526,392     8,983       6.82       530,360       7,171      5.48
States and political
  subdivision obligations             66,898     1,667      10.11        50,400       1,348     10.85
Equity securities and other
  securities (3)                      24,760       440       7.11        48,330         675      5.66
Federal funds sold and other
  short-term investments             135,066     2,227       6.69       156,201       1,286      3.34
Time deposits in other banks          28,295       479       6.87        33,404         314      3.81
    Total earning assets           3,320,885    73,116       8.89     2,975,268      55,050      7.50

Non-earning assets:
Cash and due from banks              141,302                            142,031
Premises and equipment                43,963                             42,907
All other assets, net                 31,356                             32,909
    Total assets                $  3,537,506                          3,193,115

Interest-bearing liabilities:
Savings and time deposits       $  2,635,829    28,622       4.40 %   2,380,365      19,590      3.34
Federal funds purchased,
  master notes and securities
  sold under agreements to
  repurchase                          40,825       472       4.69        30,616         148      1.96
Other short-term borrowed funds       62,881       900       5.81        11,605          62      2.17
Long-term debt                        71,362     1,221       6.84        77,271       1,390      7.30
    Total interest-bearing
      liabilities                  2,810,897    31,215       4.50     2,499,857      21,190      3.44

Other liabilities and
  shareholders' equity:
Demand deposits                      391,785                            369,994
Other liabilities                     81,243                             71,486
Shareholders' equity                 253,581                            251,778
    Total liabilities and       $  3,537,506                          3,193,115
      shareholders' equity

Net interest income and net
  interest margin (4)                        $   41,901      5.08 %                  33,860      4.62

Interest rate spread (5)                                     4.39 %                              4.06

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995 and 35% federal and 7.83% state tax rates in 1994 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $2,120,000 and $1,943,000 for 1995 and 1994, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any, for Financial Accounting Standards No. 115.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest bearing liability rate.

Other expenses in the 1995 period increased by $2,591,000 or 8.9% from the 1994 period. Personnel expense increased $1,693,000 due to an approximately 5% increase in base salaries, equating to a $510,000 increase; a $823,000 decrease in the amount of personnel costs deferred through loan originations and a $166,000 increase in employee insurance expense. Despite the $1,693,000 increase in personnel expense, assets per employee improved from $2.06 million at March 31, 1994 to $2.29 million per employee at March 31, 1995. During the first quarter of 1995, the Corporation incurred $695,000 of expense related primarily to write-downs of real estate acquired under foreclosure; this expense category totaled $86,000 for the first quarter of 1994. Advertising and other marketing expenses increased $524,000 due in part to a new advertising campaign. Noninterest expense as a percentage of average assets has improved from 3.70% for the three months ended March 31, 1994 to 3.63% for the same period in 1995. The effective income tax rate was 32.99% in 1995 compared to 33.27% in the same period of 1994.

As a result of the above, net overhead (noninterest expense less noninterest income) as a percentage of average assets increased to 2.49% for the three months ended March 31, 1995 from 2.39% for the same period in 1994. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) dramatically improved from 65.86% for the three months ended March 31, 1994 to 61.18% for the same period in 1995. The improvements were due to continued implementation of cost-saving strategies and efficiencies.

Expenses related to the merger between the Corporation and Security Capital are being deferred until consummation of the transaction.

Financial Condition

Total assets have increased $332,357,000 or 10.26% from March 1994 but have increased only $22,783,000 or 1.0% since December 31, 1994. Virtually all of the increase occurred in interest-earning assets. Average assets have increased from $2,975,268,000 for the three months ended March 31, 1994 to $3,320,885,000 for the 1995 period.

At March 31, 1995, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $12,761,000 or .49% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $21,190,000 or .98% and $13,983,000 or .56% at March 31, 1994 and December 31, 1994,
respectively. Risk assets as of March 31, 1995 are at their lowest level since 1989. The reserve for loan and lease losses to risk assets was 2.55x at March 31, 1995 compared to 1.27x at March 31, 1994 and 2.24x at

December 31, 1994. While this ratio has improved significantly during the periods presented as a result of the Corporation's credit risk management policies and general improvements in the economy, management has chosen to keep the reserve for loan and lease losses at a targeted level of at least 1.25% of outstanding loans due to historical experience with credit risk cycles.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 7.17% and 7.89% for the three months ended March 31, 1995 and 1994, respectively. The 1995 ratio has decreased from the prior year's due in part to the Corporation's repurchase and retirement of $15,837,000 of common stock during the fourth quarter of 1994 and the first quarter of 1995. In addition, $7,015,000 of qualifying subordinated debt was retired during the first quarter of 1995. The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines.

The chart below illustrates that the Corporation and the Banks significantly exceed all risk-based capital requirements at March 31, 1995. Capital ratios of Graham Savings decreased significantly during the first quarter of 1995 due to a return of capital to the Corporation in the form of a dividend while still exceeding the risk-based capital requirements.

                    March     December     March     Regulatory
Ratio             31, 1995    31, 1994   31, 1994     Minimums

Tier 1 Capital                                          4.00%
  Corporation       8.84%       8.85%      10.21%
  CCB               8.82        8.48        9.33
  Graham Savings   18.45       37.70       33.90
  CCB-Ga.          23.22       23.05       27.73
Total Capital                                           8.00
  Corporation      11.15       11.47       13.13
  CCB              10.69       10.37       11.40
  Graham Savings   20.24       39.40       35.59
  CCB-Ga.          23.86       23.70       28.48
Leverage                                                4.00
  Corporation       7.10        6.97        7.38
  CCB               7.10        6.84        6.88
  Graham Savings    9.42       18.53       16.91
  CCB-Ga.          36.98       36.14       16.66

The Corporation has increased its annual cash dividends consistently over the past 30 years, increasing to $.34 per share for the three months ended March 31, 1995 from $.32 per share for the same period in 1994. Book value per share increased 8.4% to $29.35 at March 31, 1995 from 1994's level of $27.07.

Pending Merger
On November 7, 1994, the Corporation announced that it had entered into a definitive agreement to merge with Security Capital which is a $1.2 billion bank holding company operating 46 offices located in the south central and western Piedmont regions of North Carolina. Security Capital's four bank subsidiaries are Security Capital Bank and OMNIBANK, SSB, both located in Salisbury, North Carolina; Citizens Savings, SSB, Concord, North Carolina; and Home Savings Bank, SSB, Kings Mountain, North Carolina. As of or for the three months ended March 31, 1995, Security Capital had an equity to assets ratio of 10.65%, non-performing assets as a percentage of total assets of .45%, and a return on average equity of approximately 12.54%. Net income for the first quarter of 1995 totaled $3,869,000 or $.33 per share compared to $3,462,000 or $.30 per share for the 1994 period. Security Capital's efficiency ratio was 54.48% for the first quarter of 1995.

Under the terms of the definitive agreement, the Corporation will issue .50 shares of its common stock in exchange for each share of common stock of Security Capital in a tax-free exchange. The merger, which is based on a fixed exchange ratio, will be accounted for as a pooling of interests. As part of the transaction, CCB announced that it anticipated repurchasing up to 9% of the common shares of stock issued in the merger. The Corporation plans to effect these open market repurchases prior to the completion of the transaction. As of March 31, 1995, 416,069 shares with a repurchase price totaling $15,837,000 had been repurchased and retired. The merger transaction is expected to be consummated on May 19, 1995.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 22 - Report regarding matters submitted to vote of security holders at Special Meeting on March 16, 1995.

(b).  Reports on Form 8-K

      An amendment to a report on Form 8-K dated July 1, 1983 was filed under item 5 on January 30, 1995.

      A report on Form 8-K dated February 24, 1995 was filed under items 5 and 7.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CCB FINANCIAL CORPORATION
                              Registrant


Date: May 12, 1995            /S/ Ernest C. Roessler
                              Ernest C. Roessler
                              President and Chief Executive Officer


Date: May 12, 1995            /S/ W. Harold Parker, Jr.
                              W. Harold Parker, Jr.
                              Senior Vice President and Controller
                              (Chief Accounting Officer)