Form 10-Q
period 1995-06-30
CCB FINANCIAL CORP
filed 1995-08-14
CIK 714612

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                    For the period ended June 30, 1995


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

                        Yes [ X  ]     No  [     ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                    14,899,625
     (Class of Stock)                    (Shares outstanding
                                         as of August 1, 1995)

                         CCB FINANCIAL CORPORATION

                                 FORM 10-Q

                                   INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      June 30, 1995, December 31, 1994 and June 30, 1994    3

   Consolidated Statements of Income
      Three Months Ended June 30, 1995 and 1994 and Six
      Months Ended June 30, 1995 and 1994                   4

   Consolidated Statements of Shareholders' Equity
      Six Months Ended June 30, 1995 and 1994               5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1995 and 1994               6

   Notes to Consolidated Financial Statements
      Six Months Ended June 30, 1995 and 1994               7

 Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   20

 Signatures                                                 21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                CCB Financial Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                      June 30,     December 31,     June 30,
                                        1995          1994           1994

Assets:
Cash and due from banks            $   175,530,547    204,890,083   153,355,407
Time deposits in other banks           121,996,921     35,852,838    15,031,972
Federal funds sold and other
 short-term investments                293,632,843    161,948,000   123,633,832
Investment securities:
 Available for sale                    848,445,619    766,101,623   836,127,778
 Held to maturity (market values
  of $81,302,019, $232,148,439
  and $143,272,716)                     77,763,227    244,179,959   148,120,483
Loans and lease financing (notes
 3 and 5)                            3,197,549,411  3,158,862,557 2,781,240,310
  Less reserve for loan and lease
   losses (note 4)                      42,279,595     40,599,645    35,439,269
    Net loans and lease financing    3,155,269,816  3,118,262,912 2,745,801,041
Premises and equipment                  64,082,239     64,617,815    60,099,723
Other assets (note 5)                  101,273,553    124,835,008    96,624,957
   Total assets                    $ 4,837,994,765  4,720,688,238 4,178,795,193

Liabilities:
Deposits:
 Demand (non-interest bearing)     $   525,372,682    511,356,573   465,560,797
 Savings and NOW accounts              490,498,551    520,080,718   489,651,683
 Money market accounts               1,244,809,348  1,209,037,486 1,053,499,973
 Jumbo time deposits                   261,588,007    257,444,500   200,758,939
 Consumer time deposits              1,642,895,570  1,559,761,213 1,363,738,973
    Total deposits                   4,165,164,158  4,057,680,490 3,573,210,365
Federal funds purchased, master
 notes and securities sold under
 agreements to repurchase               54,976,523     45,549,983    39,445,506
Other short-term borrowed funds         39,387,269     69,266,636    13,071,636
Long-term debt                          87,301,184     95,615,336    82,781,599
Other liabilities                       88,544,917     81,424,697    85,389,132
  Total liabilities                  4,435,374,051  4,349,537,142 3,793,898,238

Shareholders' equity:
Serial preferred stock. Authorized
 5,000,000 shares; none issued                  --             --            --
Common stock of $5 par value.
 Authorized 50,000,000 shares;
 14,899,625,14,996,828, and
 15,387,860 shares issued               74,498,125     74,984,140    76,939,300
Additional paid-in capital              88,481,824     92,283,008   105,410,318
Retained earnings                      238,835,067    225,499,020   214,425,120
 Unrealized gain (loss) on invest-
 ment securities available for
 sale, net of applicable taxes           3,159,122   (18,644,387)    (8,381,647)
Less: Unearned common stock held
 by management recognition plans       (2,353,424)    (2,970,685)    (3,496,136)
   Total shareholders' equity          402,620,714    371,151,096   384,896,955
      Total liabilities and share-
      holders' equity              $ 4,837,994,765  4,720,688,238 4,178,795,193

See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months
                                                  Ended June 30,
                                                1995           1994
Interest income:
Interest and fees on loans and leases $ 76,823,015 58,165,511 Interest and dividends on investment securities:
     U.S. Treasury                             7,533,436      9,129,023
     U.S. Government agencies
        and corporations                       5,873,229      3,820,717
     States and political subdivisions
       (primarily tax-exempt)                  1,294,682      1,033,949
     Equity and other securities                 531,305        464,300
Interest on time deposits in other banks         720,304        417,697
Interest on federal funds sold and
  other short-term investments                 2,831,505      1,089,493
          Total interest income               95,607,476     74,120,690

Interest expense:
Deposits                                      42,692,891     26,878,374
   Federal funds purchased, master notes
   and securities sold
   under agreements to repurchase                 87,825        255,065
Other short-term borrowed funds                1,067,563         71,040
Long-term debt                                 1,538,213      1,577,269
          Total interest expense              45,386,492     28,781,748
Net interest income                           50,220,984     45,338,942
Provision for loan and lease
  losses (note 4)                              1,598,608      2,307,883

Net interest income after provision
  for loan and lease losses                   48,622,376     43,031,059

Other income:
Service charges on deposit accounts            6,173,893      5,755,735
Trust and custodian fees                       1,104,629      2,300,628
Insurance commissions                          1,340,675        768,093
Merchant discount                              1,153,370        926,978
Other service charges and fees                   843,902        867,020
Other                                          2,994,329      1,501,839
Investment securities gains (losses), net        348,850          6,326
          Total other income                  13,959,648     12,126,619

Other expenses:
Personnel expense                             19,794,054     17,511,263
Net occupancy expense                          2,643,259      2,719,431
Equipment expense                              2,599,285      2,460,250
Other operating expenses                      12,368,144     12,674,022
Merger-related expense                        10,332,596              -
          Total other expenses                47,737,338     35,364,966

Income before income taxes                    14,844,686     19,792,712
Income taxes                                   5,657,044      6,582,022
Net income                                $    9,187,642     13,210,690

Income per share                          $          .62            .86

Weighted average shares outstanding           14,923,787     15,378,110
                                                         Continued

                CCB Financial Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME, Continued


                                                  Six Months
                                                 Ended June 30,
                                                1995           1994
Interest income:
Interest and fees on loans and leases $ 150,289,305 112,165,618 Interest and dividends on investment securities:
     U.S. Treasury                            15,979,232     17,450,572
     U.S. Government agencies
       and corporations                       11,927,520      7,146,466
     States and political subdivisions
       (primarily tax-exempt)                  2,640,800      2,102,228
     Equity and other securities               1,061,457      1,182,538
Interest on time deposits in other banks       1,325,616        815,644
Interest on federal funds sold and
  other short-term investments                 5,250,306      2,381,388
          Total interest income              188,474,236    143,244,454

Interest expense:
Deposits                                      81,413,027     52,729,481
   Federal funds purchased, master notes
   and securities sold
   under agreements to repurchase                196,327        416,931
Other short-term borrowed funds                2,376,578        133,009
Long-term debt                                 3,071,296      3,182,242
          Total interest expense              87,057,228     56,461,663
Net interest income                          101,417,008     86,782,791

Provision for loan and lease
  losses (note 4)                              3,748,608      3,646,862
Net interest income after provision
  for loan and lease losses                   97,668,400     83,135,929

Other income:
Service charges on deposit accounts           12,351,920     11,491,555
Trust and custodian fees                       3,227,410      4,720,759
Insurance commissions                          1,842,867      1,642,872
Merchant discount                              2,262,396      1,814,438
Other service charges and fees                 1,910,521      1,792,156
Other                                          5,690,034      3,274,272
Investment securities gains (losses), net       (977,207)        50,177
          Total other income                  26,307,941     24,786,229

Other expenses:
Personnel expense                             39,672,544     35,297,166
Net occupancy expense                          5,578,338      5,482,903
Equipment expense                              5,218,351      5,196,689
Other operating expenses                      25,980,288     24,272,250
Merger-related expense                        10,332,596              -
          Total other expenses                86,782,117     70,249,008

Income before income taxes                    37,194,224     37,673,150
Income taxes                                  13,107,295     12,555,047
Net income                                $   24,086,929     25,118,103

Income per share                          $         1.61           1.63

Weighted average shares outstanding           14,960,977     15,373,892


See accompanying notes to consolidated financial statements.


                            CCB Financial Corporation and Subsidiaries
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              Six Months Ended June 30, 1994 and 1994

                                                                      Unrealized
                                                                           Gain
                                                                       (Loss) on
                                                                      Investment                   Total
                                           Additional                 Securities    Management    Share-
                               Common      Paid-In       Retained      Available   Recognition   holders'
                               Stock       Capital       Earnings       for Sale      Plans       Equity
Balance December 31, 1993
CCB Financial Corporation $  47,586,385   83,349,012    124,922,331      (835,677)  (4,018,288)  251,003,763
Security Capital Bancorp     51,167,130       -          73,053,169        -            -        124,220,299
Adjustments for pooling-
  of-interests              (21,960,035)   21,960,035         -             -            -            -

Balance December 31,
  1993, Restated             76,793,480   105,309,047   197,975,500      (835,677)  (4,018,288)  375,224,062
Mark to market adjustment,
  net of applicable
  income taxes                   -            -              -         10,299,318       -         10,299,318

Balance January 1, 1994      76,793,480   105,309,047   197,975,500     9,463,641  (4,018,288)   385,523,380

Net income                       -            -          25,118,103        -            -         25,118,103
Stock options exercised         150,310       117,690        -             -            -            268,000
Transactions pursuant to
  restricted stock
  plan, net                     (4,490)      (16,419)        -             -            -            (20,909)
Earned portion of management
 recognition plans               -            -              -             -           522,152       522,152
Cash dividends ($.32
  per share)                     -            -          (8,668,483)       -            -         (8,668,483)
Change in unrealized
  losses, net of appli-
  cable income taxes             -            -              -        (17,845,288)       -       (17,845,288)

Balance June 30, 1994     $  76,939,300   105,410,318   214,425,120    (8,381,647)  (3,496,136)  384,896,955


Balance December 31, 1994 $  74,984,140    92,283,008   225,499,020   (18,644,387)  (2,970,685)  371,151,096

Net income                       -            -          24,086,929        -            -         24,086,929
Stock options exercised          64,805        80,246        -             -            -            145,051
Earned portion of
 management recognition
 plans                           -            -              -             -           617,261       617,261
Purchase and retirement
 of shares                     (550,820)   (3,881,430)       -             -            -         (4,432,250)
Cash dividends ($.34
  per share)                     -            -         (10,750,882)       -            -        (10,750,882)
Change in unrealized
  losses, net of appli-
  cable income taxes             -            -              -         21,803,509       -         21,803,509

Balance June 30, 1995     $  74,498,125    88,481,824   238,835,067     3,159,122  (2,353,424)   402,620,714


See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1995 and 1994

                                                 1995            1994
Operating activities:
Net income                                 $   24,086,929       25,118,103
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                 4,185,823        4,036,271
   Provision for loan and lease losses          3,748,608        3,646,862
   Net (gain) loss on sales of
     investment securities                        977,207         (50,177)
         Net amortization and accretion on
     investment securities                      3,234,918        3,820,244
   Amortization of intangibles and
     other assets                               2,558,973        1,661,404
   Accretion of negative goodwill              (1,677,905)      (1,700,586)
   Increase in accrued interest receivable      1,858,019        2,431,523
   Decrease in accrued interest payable           871,866          640,271
   Decrease in other assets                    12,690,377       16,468,212
   Increase in other liabilities                3,085,658        2,704,948
   Increase (decrease) in deferred
     taxes payable                               (740,337)       2,188,383
   Vesting of shares held by management
     recognition plans                            617,261          522,152
   Transactions pursuant to restricted
     stock plan, net                                    -          (20,909)
   Other                                           70,920            6,233
 Net cash provided by operating activities     55,568,317       61,472,934

Investing activities:
 Proceeds from maturities and issuer calls
 of investment securities held to maturity     10,704,824        5,547,799
Purchases of investment securities held
 to maturity                                   (3,642,137)     (51,007,332)
Proceeds from sales of investment
 securities available for sale                139,656,955      116,778,688
Proceeds from maturities and issuer
 calls of investment securities
 available for sale                            69,311,212      306,354,885
Purchases of investment securities
 available for sale                          (101,256,133)    (392,246,057)
Net increase in loans and
 leases receivable                            (41,831,089)    (153,132,473)
Purchases of premises and equipment            (3,650,247)      (3,178,809)
Net cash provided (used) by investing
activities                                     69,293,385     (170,883,299)

Financing activities:
Net increase (decrease) in
 deposit accounts                             107,483,668      (28,016,396)
Net increase in federal funds purchased,
 master notes and securities sold under
 agreements to repurchase                       9,426,540       13,918,540
Net decrease in other short-term
 borrowed funds                               (29,879,367)      (4,894,726)
Proceeds from issuance of long-term debt        4,230,381        3,500,000
Repayments of long-term debt                  (12,615,453)      (7,422,707)
Exercise of stock options                         145,051          268,000
Purchase and retirement of common stock        (4,432,250)               -
Cash dividends                                (10,750,882)      (8,668,483)
Net cash provided (used) by financing
 activities                                    63,607,688      (31,315,772)

Net increase (decrease) in cash and
 cash equivalents                             188,469,390     (140,726,137)
Cash and cash equivalents at January 1        402,690,921      432,747,348
Cash and cash equivalents at June 30       $  591,160,311      292,021,211

Supplemental disclosure of cash flow information:
Interest paid during the period            $   87,929,094       58,006,052
Income taxes paid during the period            18,399,397       11,008,800

Supplemental disclosure of noncash
 investing activities:
Investments transferred to available
 for sale                                  $  159,336,349      329,799,000
Loans and lease financing transferred
 to other real estate acquired
 through loan foreclosure                       1,075,577        2,185,659


See accompanying notes to consolidated financial statements.

               CCB Financial Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                  Six Months Ended June 30, 1995 and 1994

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

(2)  Merger and Acquisition

On May 19, 1995, the Corporation merged with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Each share of Security Capital common stock outstanding on the merger date was converted into .5 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 5.9 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Security Capital. The former offices of Security Capital will operate as offices of CCB.

In accordance with the accounting for poolings-of-interests, the financial statements of the Corporation have been restated to reflect the merger as if it had been effective as of the earliest period presented. Separate results of operations of the combining entities are as follows (in thousands):

                                 Three Months Ended March 31,
                                     1995        1994
Net interest income
 after provision for
 loan and lease losses:
 CCB Financial Corporation       $  38,244        31,427
 Security Capital Bancorp           10,802         8,678
                                 $  49,046        40,105

Net income:
 CCB Financial Corporation       $  11,030         8,446
 Security Capital Bancorp            3,869         3,461
                                 $  14,899        11,907

The net interest income after provision for loan and lease losses for Security Capital has been adjusted from amounts previously reported to reflect certain reclassifications from noninterest income and expense to interest income and expense, in accordance with policies followed by the Corporation.

On June 9, 1995, the Corporation assumed the deposit liabilities of three branches of a North Carolina bank. Deposit liabilities assumed totaled $37,500,000. Deposit base premium of $2,987,000 was recorded as a result of the acquisition which will be amortized on a straight-line basis over 10 years; no goodwill was recorded in the transaction. As the acquisition was accounted for as a purchase, the results of operations of the branches acquired are included in the Corporation's results of operations only from the date of acquisition. The branch acquisitions are not material to the financial position or net income of the Corporation and pro forma information is not deemed necessary.

(3) Loans and Lease Financing

A summary of loans and lease financing at June 30, 1995 and 1994 follows:

                                         1995             1994
Commercial, financial and
 agricultural                     $    502,765,512       441,563,547
Real estate-construction               419,690,427       277,346,438
Real estate-mortgage                 1,762,220,172     1,577,172,560
Instalment loans to individuals        291,080,013       270,123,158
Credit card receivables                191,801,571       189,978,385
Lease financing                         34,830,613        29,656,430
 Gross loans and lease financing     3,202,388,308     2,785,840,518
Less unearned income                     4,838,897         4,600,208
 Total loans and lease financing  $  3,197,549,411     2,781,240,310

At June 30, 1995, impaired loans amounted to $4,528,000. The related reserve for loan and lease losses on these loans amounted to $2,396,000 at June 30, 1995.

(4) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the six months ended June 30, 1995 and 1994:

                                           1995           1994
Balance at beginning of year         $  40,599,645     34,189,965
Provision charged to operations          3,748,608      3,646,862
Recoveries of loans and leases
  previously charged-off                   830,320      1,008,417
Loan and lease losses charged
  to reserve                            (2,898,978)    (3,405,975)
Balance at June 30                   $  42,279,595     35,439,269

(5) Risk Assets

Following is a summary of risk assets at June 30, 1995 and 1994 (in thousands):

                                             1995         1994
Nonaccrual loans and lease financing      $  9,690         14,308
Other real estate acquired through
  loan foreclosures                          2,894          6,465
Accruing loans and lease financing
  90 days or more past due                   2,605          2,469
Restructured loans and lease financing        -               162
   Total risk assets                      $ 15,189         23,404

(6) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position or results of operations of the Corporation or its subsidiaries.

(7) Management Opinion

The financial statements in this report are unaudited. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation and Southland Associates, Inc. for the three and six months ended June 30, 1995 and 1994. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On May 19, 1995, the Corporation effected a merger with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank-holding company headquartered in Salisbury, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. In accordance with accounting principles for poolings-of-interests, the financial statements of the Corporation have been restated to reflect the effect of the merger as if it had occurred at the beginning of the earliest period presented. On June 9, 1995, the Corporation assumed the deposit liabilities of three branch offices of a North Carolina bank. This $37.5 million transaction was accounted for as a purchase and the results of operations of the branches acquired are only included in the Corporation's results of operations from the date of acquisition.

On September 23, 1994, Security Capital acquired a financial institution with assets totaling $302,163,000 including net loans of $135,819,000 and deposits of $250,929,000. As a result of the acquisition, intangible assets of $16,861,000 were recorded which are being amortized over periods of 10 to 20 years. This transaction was accounted for as a purchase and the results of operations of the financial institution acquired is only included in the Corporation's results of operations from the date of acquisition.


Results of Operations - Three Months Ended June 30, 1995 and 1994
-----------------------------------------------------------------
Income before merger-related expense amounted to $16,492,000, an increase of $3,281,000 or 24.8%. Income per share before merger-related expense was $1.11 for the second quarter of 1995 compared to $.86 for the same period in 1994. Returns before merger-related expense on average assets and average shareholders' equity were 1.39% and 16.85%, respectively, compared to 1.27% and 13.81% in the 1994 period. Net income for the three months ended June 30, 1995 amounted to $9,188,000, a decrease of $4,023,000 or 30.4% over the same period in 1994. Net income per share was $.62 in 1995, a $.24 decrease from the 1994 period. Returns on average assets and average shareholders' equity were .77% and 9.39%, respectively, compared to the aforementioned 1.27% and 13.81%, respectively, in the 1994 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Average earning assets increased by $563,433,000 or 14.4% over the 1994 period which was due in part to internal growth and to Security Capital's financial institution purchase in the third quarter of 1994. Increases in both rate earned and outstanding volume of interest-earning assets resulted in the yield on interest-earning assets increasing from 7.79% in 1994 to 8.77% in 1995. The cost of interest-bearing funds increased significantly, from 3.55% in 1994 to 4.81% in 1995, due primarily to increases in rate as deposits began to reprice as a result of earlier increases in interest rates. In addition, Security Capital has historically had narrower margins than the Corporation because of its heavier reliance on certificates of deposit for funding earning assets. Due to these factors, the net interest margin fell 14 basis points to 4.69% and the interest rate spread narrowed to 3.96% for the three months ended June 30, 1995. Net interest income on a taxable equivalent basis increased $5,306,000 or 11.3%.

The provision for loan and lease losses for the second quarter of 1995 was $1,599,000, compared to $2,308,000 in 1994, due to improvements in the economy and the Corporation's lower level of nonperforming assets. The reserve for loan and lease losses to loans and lease financing outstanding was 1.32% at June 30, 1995 and 1.27% at June 30, 1994. Net 1995 loan and lease charge-offs amounted to $1,304,000 or .16% (annualized) of average loans and lease financing compared to .15% (annualized) in 1994.

Other income increased $1,834,000 in the second quarter of 1995 to $13,960,000 compared to 1994's $12,126,000. The increase was due in part to a $418,000 increase in service charges on deposit accounts resulting from increased deposit volume, a $226,000 increase in merchant discount from increased volume, the sale by Security Capital of one of its nonbanking subsidiaries which resulted in a $500,000 gain, the sale of $132,106,000 of mortgage loans to reposition the balance sheet after the merger to achieve its pre-merger interest-sensitivity which resulted in a gain of $673,000 and increases in net securities gains of $343,000. Trust income decreased from 1994's level of $2,301,000

                                                            Table 1
                            CCB FINANCIAL CORPORATION
                   Average Balances and Net Interest Income Analysis
                     Three Months Ended June 30, 1995 and 1994
                    (Taxable Equivalent Basis-In Thousands) (1)


                                                  1995
                                                  Interest   Average
                                        Average   Income/    Yield/
                                        Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)        $ 3,263,187    77,019    9.46 %
U.S. Treasury and agency
  obligations (3)                        854,109    14,506    6.79
States and political
  subdivision obligations                 80,331     2,007   10.02
Equity and other securities (3)           30,704       545    7.10
Federal funds sold and other
  short-term investments                 189,625     2,953    6.25
Time deposits in other banks              48,153       771    6.42
    Total earning assets (3)           4,466,109    97,801    8.77

Non-earning assets:
Cash and due from banks                  173,874
Premises and equipment                    66,397
All other assets, net                     60,334
  Total assets                       $ 4,766,714

Interest-bearing liabilities:
Savings and time deposits            $ 3,616,285    42,693    4.74 %
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                49,190       621    5.06
Other short-term borrowed funds           34,530       534    6.21
Long-term debt                            87,033     1,538    7.09
  Total interest-bearing liabilities   3,787,038    45,386    4.81

Other liabilities and
  shareholders' equity:
Demand deposits                          492,811
Other liabilities                         94,374
Shareholders' equity                     392,491
  Total liabilities and
   shareholders' equity              $ 4,766,714

Net interest income and net
  interest margin (4)                            $  52,415    4.69 %

Interest rate spread (5)                                      3.96 %
                                                       Continued

                                                                    Table 1
                         CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis, Continued
                  Three Months Ended June 30, 1995 and 1994
                 (Taxable Equivalent Basis-In Thousands) (1)

                                                  1994
                                                  Interest  Average
                                         Average  Income/   Yield/
                                         Balance  Expense   Rate
Earning assets:
Loans and lease financing (2)        $  2,719,111   58,214     8.58 %
U.S. Treasury and agency
  obligations (3)                         940,139   14,018     5.96
States and political
  subdivision obligations                  60,059    1,600    10.66
Equity and other securities (3)            30,131      481     6.38
Federal funds sold and other
  short-term investments                  115,173    1,133     3.95
Time deposits in other banks               38,063      445     4.69
    Total earning assets (3)            3,902,676   75,891     7.79

Non-earning assets:
Cash and due from banks                   160,607
Premises and equipment                     62,734
All other assets, net                      46,206
  Total assets                       $  4,172,223

Interest-bearing liabilities:
Savings and time deposits            $  3,118,974   26,879     3.46
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                 37,988      255     2.69
Other short-term borrowed funds            10,838       71     2.63
Long-term debt                             84,472    1,577     7.47
  Total interest-bearing liabilities    3,252,272   28,782     3.55

Other liabilities and
  shareholders' equity:
Demand deposits                           453,704
Other liabilities                          82,447
Shareholders' equity                      383,800
  Total liabilities and
   shareholders' equity              $  4,172,223

Net interest income and net
  interest margin (4)                             $ 47,109     4.83  %

Interest rate spread (5)                                      4.24  %

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995 and 35% federal and 7.83% state tax rates in 1994 where applicable. All amounts prior to June 30, 1995 are restated for CCB Financial Corporation's May 19, 1995 merger with Security Capital Bancorp which was accounted for as a pooling-of-interests.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $2,540,000 and $2,140,000 for 1995 and 1994, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

to $1,499,000 due to more conservative estimation of trust revenues and a slight decrease in trust assets managed.

The following schedule presents noninterest income and expense, excluding merger-related expense, as a percentage of average assets for the three months ended June 30, 1995 and 1994:

                                              1995     1994

Noninterest income (1)                        1.17%    1.17

Personnel expense                             1.67     1.68
Occupancy and equipment expense                .44      .50
Other operating expense                       1.04     1.22
Noninterest expense                           3.15     3.40

Net overhead                                  1.98%    2.23

(1) Includes net gains (losses) on investment securities sales.

Other expenses, excluding merger-related expense, in the 1995 period increased by $2,039,000 or only 5.8% from the 1994 period. The largest increases were experienced in personnel expense and amortization of intangible assets. The increase in personnel expense was due in part to growth from Security Capital's 1994 acquisition of a financial institution. Despite the $2,284,000 increase in personnel expense, a comparison of assets per employee shows improvement from $2.09 million of assets per employee at June 30, 1994 to $2.45 million per employee at June 30, 1995. Amortization of intangible assets increased over 1994's level due to intangible assets recognized in the aforementioned Security Capital financial institution acquisition.

As a result of the above changes, net overhead (noninterest expense, excluding merger-related expense, less noninterest income) as a percentage of average assets decreased to 1.98% for the three months ended June 30, 1995 from 2.23% for the same period in 1994. The Corporation's efficiency ratio (noninterest expense, excluding merger-related expense, as a percentage of taxable equivalent net interest income and other income) dramatically improved from 59.70% for the three months ended June 30, 1994 to 56.35% for the same period in 1995. The improvements were due to continued implementation of cost-saving strategies and efficiencies.

During the second quarter of 1995, the Corporation recognized $10,333,000 of merger-related expense from the Security Capital merger. The total was comprised of severance and other employee benefit costs, costs related to branch closures, systems conversion costs and other restructuring and transaction-related expenses. The after-tax effect of the merger-related expense was $7,304,000.

The effective income tax rate was 38.1% in 1995 compared to 33.2% in the same period of 1994. The higher effective tax rate was due to $2,761,000 of nondeductible merger-related expense.

Results of Operations - Six Months Ended June 30, 1995 and 1994
---------------------------------------------------------------
Income before merger-related expense totaled $31,391,000 for the six months ended June 30, 1995 compared to $25,118,000 for the same period in 1994. Income before merger-related expense per share was $2.10 for the six months ended June 30, 1995 compared to $1.63 for 1994. Returns of income before merger-related expense on average assets and average shareholders' equity were 1.34% and 16.47%, respectively, compared to 1.22% and 13.28% in the 1994 period. Net income for the six months ended June 30, 1995 amounted to $24,087,000, a decrease of $1,031,000 or 4.1% from the same period in 1994. Income per share was $1.61 in 1995, a $.02 decrease from the 1994 period. Returns of net income on average assets and average shareholders' equity were 1.02% and 12.63%, respectively, compared to 1.22% and 13.28% in the 1994 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the six month periods are included in Table 2. Average earning assets increased by $568,929,000 or 14.7% over the 1994 period which was due to internal growth and to Security Capital's aforementioned acquisition of a financial institution consummated in the third quarter of 1994. For interest-earning assets, increases in both the rates earned on the assets and the volume of those assets contributed equally to the increase in interest income. In addition, the mix of earning assets from June 1994 to June 1995 shifted from lower-yielding investment securities to higher-yielding loans due to improved loan demand. For interest-bearing liabilities, the increase in rates paid on deposits accounted for two-thirds of the increase in interest expense. The combination of these factors resulted in the net interest margin increasing from 4.67% for the six months ended June 30, 1994 to 4.78% for 1995. The interest rate spread fell 1 basis point to 4.08% for 1995 due to deposits beginning to reprice after earlier increases in interest rates. Net interest income on a taxable equivalent basis increased $15,644,000 or 17.3% from 1994's level.

The provision for loan and lease losses was increased slightly to $3,749,000 from $3,647,000 in 1994 due to the increase in outstanding loans and lease financing. Net 1995 loan and lease charge-offs amounted to $2,069,000 or .13% (annualized) of average loans and lease financing compared to .18% (annualized) in 1994.

                                                            Table 2
                     CCB FINANCIAL CORPORATION
         Average Balances and Net Interest Income Analysis
            Six Months Ended June 30, 1995 and 1994
          (Taxable Equivalent Basis-In Thousands) (1)


                                                  1995
                                                  Interest   Average
                                        Average   Income/    Yield/
                                        Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)        $ 3,228,707   150,671    9.39 %
U.S. Treasury and agency
  obligations (3)                        890,293    30,196    6.78
States and political
  subdivision obligations                 81,447     4,090   10.13
Equity and other securities (3)           30,722     1,089    7.09
Federal funds sold and other
  short-term investments                 173,216     5,497    6.40
Time deposits in other banks              43,403     1,417    6.58
    Total earning assets (3)           4,447,788   192,960    8.72

Non-earning assets:
Cash and due from banks                  168,158
Premises and equipment                    65,985
All other assets, net                     54,200
  Total assets                       $ 4,736,131

Interest-bearing liabilities:
Savings and time deposits            $ 3,597,676    81,413    4.56 %
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                46,682     1,140    4.92
Other short-term borrowed funds           48,627     1,433    5.94
Long-term debt                            87,556     3,071    7.02
  Total interest-bearing liabilities   3,780,541    87,057    4.64

Other liabilities and
  shareholders' equity:
Demand deposits                          480,536
Other liabilities                         90,615
Shareholders' equity                     384,439
  Total liabilities and
   shareholders' equity              $ 4,736,131

Net interest income and net
  interest margin (4)                            $ 105,903    4.78 %

Interest rate spread (5)                                      4.08 %


                                                            Table 2
CCB FINANCIAL CORPORATION
Average Balances and Net Interest Income Analysis, Continued
Six Months Ended June 30, 1995 and 1994
(Taxable Equivalent Basis-In Thousands) (1)

                                                  1994
                                                  Interest   Average
                                        Average   Income/    Yield/
                                        Balance    Expense   Rate
Earning assets:
Loans and lease financing (2)        $ 2,682,655   112,259    8.42 %
U.S. Treasury and agency
  obligations (3)                        911,895    26,623    5.89
States and political
  subdivision obligations                 60,238     3,252   10.89
Equity and other securities (3)           42,342     1,238    5.85
Federal funds sold and other
  short-term investments                 139,381     2,478    3.59
Time deposits in other banks              42,348       870    4.14
    Total earning assets (3)           3,878,859   146,720    7.60

Non-earning assets:
Cash and due from banks                  162,152
Premises and equipment                    61,957
All other assets, net                     42,954
  Total assets                       $ 4,145,922

Interest-bearing liabilities:
Savings and time deposits            $ 3,110,270    52,729    3.42 %
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                35,232       417    2.39
Other short-term borrowed funds           11,220       133    2.39
Long-term debt                            84,781     3,182    7.50
  Total interest-bearing liabilities   3,241,503    56,461    3.51

Other liabilities and
  shareholders' equity:
Demand deposits                          441,449
Other liabilities                         81,602
Shareholders' equity                     381,368
  Total liabilities and
   shareholders' equity              $ 4,145,922

Net interest income and net
  interest margin (4)                            $  90,259    4.67 %

Interest rate spread (5)                                      4.09 %

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995 and 35% federal and 7.83% state tax rates in 1994 where applicable. All amounts prior to June 30, 1995 are restated for CCB Financial Corporation's May 19, 1995 merger with Security Capital Bancorp which was accounted for as a pooling-of-interests.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $4,597,000 and $3,852,000 for 1995 and 1994, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Other income increased $1,522,000 during the first six months of 1995 to $26,308,000 compared to 1994's $24,786,000. The increase was due in part to a $860,000 increase in service charges on deposit accounts resulting from increased deposit volume and other operating income increases including a $500,000 gain on the sale of a Security Capital nonbank subsidiary, a $880,000 gain on the early retirement of a portion of the Corporation's subordinated debentures, and a $868,000 increase in gains on sales and packaging of mortgage loans. Trust income decreased during this same period from 1994's level due to a more conservative estimation of trust income and a slight decline in assets managed by the Trust Department. Net losses on sales of securities (primarily U.S. Treasury and agency obligations) totaling $977,000 were incurred during 1995 as the Corporation repositioned the securities portfolio in anticipation of the combined entities.

Other expenses, excluding merger-related expense, in the 1995 period increased by a modest $6,200,000 or 8.8% from the 1994 period. As discussed previously, increases were experienced in personnel expense due in part to Security Capital's 1994 acquisition of a financial institution. Amortization of intangible assets increased $709,000 during the 1995 period due primarily to intangible assets recorded in Security Capital's financial institution acquisition. Merger-related expense of $10,333,000 was incurred during the second quarter as previously discussed. The effective income tax rate for the six-months was 35.2% in 1995 compared to 33.3% in the same period of 1994 due to non-deductible merger-related expense.

Financial Condition
-------------------
Total assets have increased slightly, 2.5%, from year-end 1994 but have increased $659,200,000 since June 30, 1994 due to the previously mentioned acquisitions of financial institutions and internal growth. Virtually all of the increase occurred in interest-earning assets. Average assets have increased from $4,297,775,000 for the year ended December 31, 1994 to $4,766,714,000 for the three months ended June 30, 1995 and compared to $4,172,223,000 for the three months ended June 30, 1994.

During the second quarter of 1995, $139,657,000 of investments that Security Capital had classified as held to maturity were reclassified as available for sale in response to the repositioning of the Corporation's earning assets portfolio after the merger. These securities were marked to their market value as of the date of reclassification. During the first quarter of 1994, $329,799,000 of securities previously classified as held to maturity were reclassified as available for sale upon Security Capital's January 1, 1994 adoption of Statement of Financial Accounting Standard No. 115,

"Accounting for Certain Investments in Debt and Equity Securities". The Corporation adopted this Standard as of December 31, 1993.

At June 30, 1995, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $15,189,000 or .47% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $19,992,000 or .63% and $23,404,000 or .84% at
December 31, 1994 and June 30, 1994, respectively. The reserve for loan and lease losses to risk assets was 2.78x at June 30, 1995 compared to 2.03x at December 31, 1994 and 1.51x at June 30, 1994. Risk assets are at their lowest level since 1989.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 8.23% and 9.20% for the three months ended June 30, 1995 and 1994, respectively. The 1995 ratio decreased from the prior year's due in part to the Corporation's repurchase and retirement of $19,962,000 of common stock during the period from the fourth quarter of 1994 through the second quarter of 1995. The Corporation's stock repurchase program was completed during May 1995 with a total of 518,069 shares being repurchased and retired during the period November 1994 through May 1995.

The unrealized gain on investment securities available for sale, net of applicable taxes, increased $21,803,000 from December 31, 1994 in conjunction with improvements in the financial markets.

The Corporation has increased its annual cash dividends consistently over the past 31 years, increasing to $.34 per share for the three months ended June 30, 1995 from $.32 per share for the same period in 1994. On July 18, 1995, the Board of Directors of the Corporation approved an increase in the Corporation's dividend from $.34 to $.38 payable to shareholders of record September 15, 1995. Book value increased 8.0% to $27.02 per share at June 30, 1995 from 1994's level of $25.01.

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. The chart below shows that the Corporation and the Banks significantly exceed all risk-based capital requirements at June 30, 1995. Graham Savings' capital ratios decreased significantly from 1994's levels due to a return of capital to the Corporation in the form of a dividend but

Graham Savings' capital ratios still exceed the risk-based capital requirements.

                     June 30,   June 30,    Regulatory
Ratio                  1995       1994       Minimums

Tier 1 Capital                                 4.00%
 Corporation          10.20%     12.61
  CCB                 10.37      13.67
  Graham Savings      18.87      35.30
  CCB-Ga.             25.17      28.00
Total Capital                                  8.00
  Corporation         12.33      14.93
  CCB                 12.14      14.83
  Graham Savings      20.64      37.00
  CCB-Ga.             25.84      28.84
Leverage                                       4.00
  Corporation          7.62       8.55
  CCB                  7.76       8.26
  Graham Savings       9.63      17.43
  CCB-Ga.             43.86      18.46

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be "Tier 1" capital, principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder, "Tier 2 capital", may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general reserve for loan and lease losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 3 - Amended Bylaws
      Exhibit 22 - Report regarding matters submitted to vote of security holders

(b).  Reports on Form 8-K

      A report on Form 8-K dated May 19, 1995 was filed under Items 2, 5 and 7.
      A report on Form 8-K dated July 17, 1995 was filed under Items 5 and 7.
      A report on Form 8-K dated July 17, 1995 was filed under Items 5 and 7.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CCB FINANCIAL CORPORATION
                              Registrant


Date:  August 14, 1995        /S/ Ernest C. Roessler
                              Ernest C. Roessler
                              President and Chief Executive Officer


Date:  August 14, 1995        /S/ W. Harold Parker, Jr.
                              W. Harold Parker, Jr.
                              Senior Vice President and Controller
                              (Chief Accounting Officer)