Form 10-Q
period 1995-09-30
CCB FINANCIAL CORP
filed 1995-11-14
CIK 714612

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                  For the period ended September 30, 1995


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

                        Yes [ X  ]     No  [     ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                    14,952,076
     (Class of Stock)                    (Shares outstanding
                                         as of November 13, 1995)

                         CCB FINANCIAL CORPORATION

                                 FORM 10-Q

                                   INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      September 30, 1995, December 31, 1994 and
      September 30, 1994                                    3

   Consolidated Statements of Income
      Three Months Ended September 30, 1995 and 1994
      and Nine Months Ended September 30, 1995 and 1994     4

   Consolidated Statements of Shareholders' Equity
      Nine Months Ended September 30, 1995 and 1994         5

   Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1995 and 1994         6

   Notes to Consolidated Financial Statements
      Nine Months Ended September 30, 1995 and 1994         7

 Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       11

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   21

 Signatures                                                 22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                CCB Financial Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                 September 30,    December 31,  September 30,
                                      1995            1994           1994

Assets:
Cash and due from banks        $    181,498,544     204,890,083    175,231,165
Time deposits in other banks         31,429,559      35,852,838     91,520,325
Federal funds sold and other
 short-term investments             328,000,000     161,948,000    158,622,000
Investment securities:
 Available for sale                 879,660,874     766,101,623    789,961,730
 Held to maturity (market
  values of $85,172,579,
  $232,148,439 and
  $198,868,498)                      81,423,638     244,179,959    200,212,198
Loans and lease financing
 (notes 3 and 5)                  3,267,536,043   3,158,862,557  3,022,388,690
  Less reserve for loan and
   lease losses (note 4)             42,533,062      40,599,645     38,994,090
   Net loans and lease
    financing                     3,225,002,981   3,118,262,912  2,983,394,600
Premises and equipment               64,894,996      64,617,815     63,061,048
Other assets (note 5)               110,211,293     124,835,008    123,538,918
    Total assets               $  4,902,121,885   4,720,688,238  4,585,541,984

Liabilities:
Deposits:
 Demand (non-interest bearing) $    516,258,581     511,356,573    462,885,415
 Savings and NOW accounts           499,916,575     520,080,718    513,229,535
 Money market accounts            1,281,673,955   1,209,037,486  1,137,798,086
 Jumbo time deposits                291,050,949     257,444,500    224,488,213
 Consumer time deposits           1,642,458,662   1,559,761,213  1,573,199,580
  Total deposits                  4,231,358,722   4,057,680,490  3,911,600,829
Federal funds purchased,
 master notes and
 securities sold under
 agreements to repurchase            63,625,717      45,549,983     41,060,740
Other short-term borrowed
 funds                               15,800,107      69,266,636     63,506,975
Long-term debt                       80,855,574      95,615,336     98,598,429
Other liabilities                    95,872,216      81,424,697     86,268,073
  Total liabilities               4,487,512,336   4,349,537,142  4,201,035,046

Shareholders' equity:
Serial preferred stock.
Authorized
 5,000,000 shares; none issued          --              --             --
Common stock of $5 par value.
 Authorized 50,000,000 shares;
 14,951,952, 14,996,828,
 and 15,401,078 shares issued        74,759,760      74,984,140     77,005,390
Additional paid-in capital           89,184,976      92,283,008    105,761,179
Retained earnings                   249,866,389     225,499,020    216,005,746
Unrealized gain (loss) on
 investment securities
 available for sale,
 net of applicable taxes              2,854,413    (18,644,387)   (11,030,316)
Less: Unearned common stock
 held by management
 recognition plans                  (2,055,989)     (2,970,685)    (3,235,061)
   Total shareholders' equity       414,609,549     371,151,096    384,506,938
   Total liabilities and
   shareholders' equity        $  4,902,121,885   4,720,688,238  4,585,541,984

See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME

                                         Three Months Ended September 30,
                                                1995           1994
Interest income:
Interest and fees on loans and leases     $   76,729,015     62,129,270
Interest and dividends on
  investment securities:
     U.S. Treasury                             7,593,843      8,445,940
     U.S. Government agencies
        and corporations                       5,517,779      4,440,724
     States and political subdivisions
       (primarily tax-exempt)                  1,219,135      1,111,510
     Equity and other securities                 531,755        511,572
Interest on time deposits in other banks         831,198        389,628
Interest on federal funds sold and
  other short-term investments                 4,122,100      1,367,101
          Total interest income               96,544,825     78,395,745

Interest expense:
Deposits                                      43,466,931     29,380,913
Federal funds purchased, master notes
   and securities sold
   under agreements to repurchase                697,378        344,200
Other short-term borrowed funds                  234,113        308,954
Long-term debt                                 1,485,141      1,543,781
          Total interest expense              45,883,563     31,577,848
Net interest income                           50,661,262     46,817,897
Provision for loan and lease
  losses (note 4)                              2,027,718      2,422,444

Net interest income after provision
  for loan and lease losses                   48,633,544     44,395,453

Other income:
Service charges on deposit accounts            6,585,063      5,831,868
Trust and custodian fees                       1,559,296      1,809,965
Insurance commissions                            841,476        644,065
Merchant discount                              1,199,035        982,333
Other service charges and fees                 1,037,246        798,731
Other                                          1,381,036      1,494,198
Investment securities losses, net                (4,615)       (75,500)
          Total other income                  12,598,537     11,485,660

Other expenses:
Personnel expense                             19,366,429     18,227,470
Net occupancy expense                          2,759,764      2,799,973
Equipment expense                              2,667,942      2,587,212
Other operating expenses                      11,529,775     13,320,037
Merger-related expense                                 -      1,100,000
          Total other expenses                36,323,910     38,034,692

Income before income taxes                    24,908,171     17,846,421
Income taxes                                   8,197,800     11,738,502
Net income                                $   16,710,371      6,107,919

Income per share                          $         1.12            .40

Weighted average shares outstanding           14,921,146     15,391,484
                                                         Continued

                      CCB Financial Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME, Continued


                                          Nine Months Ended September 30,
                                                1995           1994
Interest income:
Interest and fees on loans and leases     $  227,018,320    174,294,888
Interest and dividends on
  investment securities:
     U.S. Treasury                            23,573,075     25,896,512
     U.S. Government agencies
       and corporations                       17,445,300     11,587,190
     States and political subdivisions
       (primarily tax-exempt)                  3,859,936      3,213,739
     Equity and other securities               1,593,211      1,694,110
Interest on time deposits in other banks       2,156,814      1,205,272
Interest on federal funds sold and
  other short-term investments                 9,372,406      3,748,489
          Total interest income              285,019,062    221,640,200

Interest expense:
Deposits                                     124,879,958     82,110,394
    Federal funds purchased, master notes
   and securities sold
   under agreements to repurchase              1,835,844        761,131
Other short-term borrowed funds                1,668,552        441,964
Long-term debt                                 4,556,438      4,726,023
          Total interest expense             132,940,792     88,039,512
Net interest income                          152,078,270    133,600,688

Provision for loan and lease
  losses (note 4)                              5,776,326      6,069,306
Net interest income after provision
  for loan and lease losses                  146,301,944    127,531,382

Other income:
Service charges on deposit accounts           18,936,983     17,323,423
Trust and custodian fees                       4,786,706      6,530,724
Insurance commissions                          2,684,343      2,286,937
Merchant discount                              3,461,431      2,796,771
Other service charges and fees                 2,947,767      2,590,887
Other                                          7,071,070      4,768,471
Investment securities gains (losses), net      (981,822)       (25,324)
          Total other income                  38,906,478     36,271,889

Other expenses:
Personnel expense                             59,038,973     53,524,636
Net occupancy expense                          8,338,102      8,282,876
Equipment expense                              7,886,293      7,783,901
Other operating expenses                      37,510,063     37,592,287
Merger-related expense                        10,332,596      1,100,000
          Total other expenses               123,106,027    108,283,700

Income before income taxes                    62,102,395     55,519,571
Income taxes                                  21,305,095     24,293,548
Net income                                $   40,797,300     31,226,023

Income per share                          $         2.73           2.03

Weighted average shares outstanding           14,947,700     15,379,756


See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               Nine Months Ended September 30, 1995 and 1994

                                                                      Unrealized
                                                                           Gain
                                                                      (Loss) on
                                                                      Investment                   Total
                                           Additional                 Securities    Management    Share-
                               Common       Paid-In      Retained     Available    Recognition   holders'
                               Stock        Capital      Earnings      for Sale       Plans       Equity

Balance December 31, 1993
CCB Financial Corporation  $   47,586,385  83,349,012    124,922,331     (835,677)  (4,018,288)   251,003,763
Security Capital Bancorp       51,167,130       -         73,053,169       -             -        124,220,299
Adjustments for pooling-
  of-interests               (21,960,035)  21,960,035        -             -             -            -

Balance December 31,
  1993, Restated               76,793,480  105,309,047   197,975,500     (835,677)  (4,018,288)   375,224,062
Mark to market adjustment,
  net of applicable
  income taxes                   -             -            -          10,299,318       -         10,299,318

Balance January 1, 1994       76,793,480  105,309,047   197,975,500     9,463,641  (4,018,288)   385,523,380

Net income                       -             -         31,226,023       -             -         31,226,023
Stock options exercised          216,400      211,782       -             -             -            428,182
Transactions pursuant to
  restricted stock
  plan, net                      (4,490)      240,350       -             -             -            235,860
Earned portion of
  management
  recognition plans              -             -            -             -            783,227       783,227
Cash dividends ($.98
  per share)                     -             -       (13,195,777)       -             -       (13,195,777)
Change in unrealized
   losses, net of appli-
   cable income taxes             -             -            -        (20,493,957)       -       (20,493,957)

Balance September 30, 1994 $   77,005,390  105,761,179   216,005,746  (11,030,316)  (3,235,061)   384,506,938


Balance December 31, 1994  $   74,984,140   92,283,008   225,499,020  (18,644,387)  (2,970,685)   371,151,096

Net income                        -             -         40,797,300       -             -         40,797,300
Stock options exercised           326,440      783,398       -             -             -          1,109,838
Earned portion of
  management recognition
  plans                           -             -            -             -            914,696       914,696
Purchase and retirement
  of shares                     (550,820)  (3,881,430)       -             -             -        (4,432,250)
Cash dividends ($1.06
  per share)                      -             -       (16,429,931)       -             -       (16,429,931)
Change in unrealized
  losses, net of appli-
  cable income taxes             -             -            -          21,498,800       -         21,498,800

Balance September 30, 1995 $  74,759,760   89,184,976   249,866,389     2,854,413  (2,055,989)   414,609,549


See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended September 30, 1995 and 1994

                                                  1995           1994
Operating activities:
Net income                                 $    40,797,300      31,226,023
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                  6,514,978       6,065,262
   Provision for loan and lease losses           5,776,326       6,069,306
   Net loss on sales of
     investment securities                         981,822          25,324
   Net amortization and accretion on
     investment securities                       4,575,718       5,917,563
   Amortization of intangibles and
     other assets                                4,002,397       2,487,970
   Accretion of negative goodwill              (2,516,858)     (2,525,993)
   Decrease in accrued interest receivable         228,563          31,739
   Increase in accrued interest payable          4,721,677       3,980,961
   Decrease in other assets                      8,679,522      12,882,197
   Increase (decrease) in other
     liabilities                                 6,318,882       (748,505)
   Decrease in deferred taxes payable            (635,095)     (2,228,838)
   Vesting of shares held by management
     recognition plans                             914,696         783,227
   Transactions pursuant to restricted
     stock plan, net                                     -         235,860
   Other                                           106,523           7,671
 Net cash provided by operating activities      80,466,451      64,209,767

Investing activities:
Proceeds from maturities and issuer calls
 of investment securities held to maturity      11,705,251       6,112,903
Purchases of investment securities held
 to maturity                                   (8,307,078)    (94,306,878)
Proceeds from sales of investment
 securities available for sale                 143,102,969     116,778,688
Proceeds from maturities and issuer
 calls of investment securities
 available for sale                            114,626,981     451,107,068
Purchases of investment securities
 available for sale                           (183,015,465)  (432,892,442)
Net increase in loans and
 leases receivable                            (114,240,758)  (251,698,384)
Purchases of premises and equipment             (6,352,159)    (4,957,125)
Cash acquired, net of cash paid, in
 purchase acquisitions                           33,954,159     31,182,000
Net cash used by investing activities           (8,526,100)  (178,674,170)

Financing activities:
Net increase in deposit accounts                136,306,254     59,302,068
Net increase in federal funds purchased,
 master notes and securities sold under
 agreements to repurchase                        18,075,734     15,533,774
Net decrease in other short-term
 borrowed funds                                (53,466,529)     45,540,613
Proceeds from issuance of long-term debt          4,230,381     12,637,047
Repayments of long-term debt                   (19,096,666)   (13,155,362)
Exercise of stock options                         1,109,838        428,182
Purchase and retirement of common stock         (4,432,250)              -
Cash dividends                                 (16,429,931)   (13,195,777)
Net cash provided by financing activities        66,296,831    107,090,545
Net increase (decrease) in cash and
 cash equivalents                               138,237,182    (7,373,858)
Cash and cash equivalents at January 1          402,690,921    432,747,348
Cash and cash equivalents at September 30  $    540,928,103    425,373,490

Supplemental disclosure of cash flow information:
Interest paid during the period            $    128,219,115     31,609,587
Income taxes paid during the period              27,120,947     19,882,200

Supplemental disclosure of noncash
 investing activities:
 Investments transferred to available
   for sale                                  $  159,336,349    329,799,000
 Loans and lease financing transferred
   to other real estate acquired
   through loan foreclosure                       3,842,909      1,588,567


See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
               Nine Months Ended September 30, 1995 and 1994

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


(3) Loans and Lease Financing

A summary of loans and lease financing at September 30, 1995 and 1994 follows:

                                         1995             1994
Commercial, financial and
 agricultural                     $    515,765,831       447,040,322
Real estate-construction               444,348,922       329,059,429
Real estate-mortgage                 1,786,423,734     1,750,122,746
Instalment loans to individuals        302,843,440       275,648,596
Credit card receivables                188,147,480       192,157,425
Lease financing                         34,811,564        33,432,409
 Gross loans and lease financing     3,272,340,971     3,027,460,927
Less unearned income                     4,804,928         5,072,237
 Total loans and lease financing  $  3,267,536,043     3,022,388,690

At September 30, 1995, impaired loans amounted to $5,052,000. The related reserve for loan and lease losses on these loans amounted to $2,410,000 at September 30, 1995.

(4) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the nine months ended September 30, 1995 and 1994:

                                           1995           1994
Balance at beginning of year         $  40,599,645     34,189,965
Provision charged to operations          5,776,326      6,069,306
Reserves related to acquisitions                -       1,954,007
Recoveries of loans and leases
  previously charged-off                 1,175,300      1,613,266
Loan and lease losses charged
  to reserve                           (5,018,209)    (4,832,454)
Balance at September 30              $  42,533,062     38,994,090


(5) Risk Assets

Following is a summary of risk assets at September 30, 1995 and 1994 (in thousands):

                                             1995       1994
Nonaccrual loans and lease financing $ 10,103 12,501 Other real estate acquired through
  loan foreclosures                          2,935      7,459
Accruing loans and lease financing
  90 days or more past due                   2,516      2,188
Restructured loans and lease financing        -            69
   Total risk assets                     $  15,554     22,217


(6) Deposit Insurance Premium Expense

During the third quarter of 1995, the Federal Deposit Insurance Corporation ("FDIC") lowered certain bank deposit insurance premiums from .23% of deposits to .04%. The effect of this reduction was to decrease deposit insurance premium expense for the third quarter of 1995 by $1,693,000 from the $2,377,000 recorded in the second quarter of 1995 and the $2,207,000 recorded in the third quarter of 1994.
Deposit insurance premium expense is included in other operating expenses. The positive impact of the premium reduction will be tempered somewhat by possible future special assessment(s) on banks to help fund the thrift deposit insurance fund. At present, the Corporation anticipates a special one-time assessment of approximately $12,000,000. This amount assumes an assessment of .85% on approximately $1.4 billion of deposits that the Corporation has insured by the Savings Association Insurance Fund. These deposits have been acquired through various acquisitions during the three previous years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation and Southland Associates, Inc. for the three and nine months ended September 30, 1995 and 1994. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

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


Results of Operations - Three Months Ended September 30, 1995 and 1994 Operating income, herein defined as income before non-recurring merger-related expense and expense related to tax bad debt recapture, totaled $16,710,000 in 1995 compared to $12,368,000 in 1994. Operating income per share was $1.12 for the third quarter of

1995 compared to $.81 for the same period in 1994. Returns before merger-related expense and expense related to tax bad debt recapture on average assets and average shareholders' equity were 1.37% and 16.40%, respectively, compared to 1.16% and 12.66% in the 1994 period. Net income for the three month period amounted to $16,710,000, an increase of $10,602,000 or 173.6%. Net income per share was $1.12 in 1995, a $.72 increase over the 1994 period. Returns on average assets and average shareholders' equity were 1.37% and 16.40%, respectively, compared to .57% and 6.25%, respectively, in the 1994 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Average earning assets increased by $565,158,000 or 14.2% over the three-month 1994 period which was due in part to internal growth and to Security Capital's financial institution purchase in the third quarter of 1994. Increases in interest rates and outstanding volume of interest-earning assets contributed equally to the yield on interest-earning assets increasing from 8.05% in 1994 to 8.65% in 1995. The mix of interest-earning assets at September 30, 1995 was stable compared to the mix at September 30, 1994 with loans comprising 71% of earning assets. The cost of interest-bearing funds increased significantly, from 3.77% in 1994 to 4.76% in 1995, due primarily to increases in rate as deposits repriced as a result of earlier increases in market interest rates. In addition, Security Capital has historically had narrower margins than the Corporation because of its heavier reliance on certificates of deposit for funding earning assets. Due to these factors, the net interest margin fell 27 basis points to 4.63% and the interest rate spread narrowed to 3.89% for the three months ended September 30, 1995. Net interest income on a taxable equivalent basis increased $4,062,000 or 8.3%.

The provision for loan and lease losses for the third quarter of 1995 was $2,027,000, compared to $2,422,000 in 1994, due to improvements in the economy and the Corporation's lower level of nonperforming assets. The reserve for loan and lease losses to loans and lease financing outstanding was 1.30% at September 30, 1995 and 1.29% at September 30, 1994. Net 1995 loan and lease charge-offs amounted to $1,774,000 or .22% (annualized) of average loans and lease financing compared to .13% (annualized) in 1994.

Other income increased $1,113,000 in the third quarter of 1995 to $12,598,000 compared to 1994's $11,485,000. The increase was due in part to a $753,000 increase in service charges on deposit accounts resulting from increased deposit volume, a $217,000 increase in merchant discount from increased volume, and increases in net securities gains of $71,000. Trust income decreased from 1994's level of $1,810,000 to $1,560,000 due to a more conservative

                                                            Table 1
CCB FINANCIAL CORPORATION
Average Balances and Net Interest Income Analysis
Three Months Ended September 30, 1995 and 1994
(Taxable Equivalent Basis-In Thousands) (1)


                                                  1995
                                                  Interest   Average
                                        Average   Income/    Yield/
                                        Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)        $ 3,245,804    76,940    9.42 %
U.S. Treasury and agency
  obligations (3)                        837,628    14,184    6.77
States and political
  subdivision obligations                 79,149     1,890    9.55
Equity and other securities (3)           30,693       545    7.11
Federal funds sold and other
  short-term investments                 286,252     4,313    5.98
Time deposits in other banks              55,897       740    5.25
    Total earning assets (3)           4,535,423    98,612    8.65

Non-earning assets:
Cash and due from banks                  172,426
Premises and equipment                    64,895
All other assets, net                     56,517
  Total assets                       $ 4,829,261

Interest-bearing liabilities:
Savings and time deposits            $ 3,669,221    43,467    4.70 %
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                57,817       696    4.79
Other short-term borrowed funds           17,016       236    5.46
Long-term debt                            82,049     1,485    7.24
  Total interest-bearing liabilities   3,826,103    45,884    4.76

Other liabilities and
  shareholders' equity:
Demand deposits                          502,538
Other liabilities                         96,441
Shareholders' equity                     404,179
  Total liabilities and
   shareholders' equity              $ 4,829,261

Net interest income and net
  interest margin (4)                            $  52,728    4.63 %

Interest rate spread (5)                                      3.89 %
                                                       Continued
CCB FINANCIAL CORPORATION
Average Balances and Net Interest Income Analysis, Continued
Three Months Ended September 30, 1995 and 1994
(Taxable Equivalent Basis-In Thousands) (1)

                                                  1994
                                                  Interest  Average
                                         Average  Income/   Yield/
                                         Balance  Expense   Rate
Earning assets:
Loans and lease financing (2)        $  2,836,946   62,217     8.72 %
U.S. Treasury and agency
  obligations (3)                         885,862   13,951     6.30
States and political
  subdivision obligations                  65,414    1,720    10.52
Equity and other securities (3)            30,402      526     6.92
Federal funds sold and other
  short-term investments                  121,030    1,416     4.64
Time deposits in other banks               30,611      414     5.37
    Total earning assets (3)            3,970,265   80,244     8.05

Non-earning assets:
Cash and due from banks                   164,777
Premises and equipment                     60,603
All other assets, net                      48,340
  Total assets                       $  4,243,985

Interest-bearing liabilities:
Savings and time deposits            $  3,167,065   29,381     3.68
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                 40,536      344     3.37
Other short-term borrowed funds            26,476      309     4.63
Long-term debt                             85,689    1,544     7.19
  Total interest-bearing liabilities    3,319,766   31,578     3.77

Other liabilities and
  shareholders' equity:
Demand deposits                           450,175
Other liabilities                          86,484
Shareholders' equity                      387,560
  Total liabilities and
   shareholders' equity              $  4,243,985

Net interest income and net
  interest margin (4)                             $ 48,666     4.90  %

Interest rate spread (5)                                       4.28  %



(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995 and 35% federal and 7.83% state tax rates in 1994 where applicable. All amounts prior to June 30, 1995 are restated for CCB Financial Corporation's May 19, 1995 merger with Security Capital Bancorp which was accounted for as a pooling-of-interests.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $2,726,000 and $1,931,000 for 1995 and 1994, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

estimation of trust revenues and a decrease in trust assets managed.

The following schedule presents noninterest income and expense, excluding merger-related expense, as a percentage of average assets for the three months ended September 30, 1995 and 1994:

                                              1995     1994

Noninterest income (1)                        1.04 %   1.07

Personnel expense                             1.59     1.70
Occupancy and equipment expense                .45      .50
Other operating expense                        .95     1.25
Noninterest expense                           2.99     3.45

Net overhead                                  1.95 %   2.38

(1) Includes net gains (losses) on investment securities sales.


Other expenses, excluding merger-related expense, in the 1995 period increased by $611,000 or only 1.7% from the 1994 period. The largest increases were experienced in personnel expense and amortization of intangible assets. The increase in personnel expense was due in part to growth from Security Capital's 1994 acquisition of a financial institution. Despite the $1,139,000 increase in personnel expense, a comparison of assets per employee shows improvement from $2.07 million of assets per employee at September 30, 1994 to $2.49 million per employee at September 30, 1995. Amortization of intangible assets increased $489,000 over 1994's level due to intangible assets recognized in the aforementioned Security Capital financial institution acquisition. Deposit insurance expense decreased
$1,693,000 from the second quarter of 1995 and $1,523,000 from the third quarter of 1994 due to the Federal Deposit Insurance Corporation lowering certain bank deposit insurance premiums from .23% of deposits to .04%. The positive impact of the premium reduction will be tempered somewhat by possible future special assessment(s) on banks to help fund the thrift deposit insurance fund. At present, the Corporation anticipates a special one-time assessment of approximately $12,000,000. This amount assumes an assessment of .85% on approximately $1.4 billion of deposits that the Corporation has insured by the Savings Association Insurance Fund. These deposits have been acquired through various acquisitions during the three previous years.

As a result of the above changes, net overhead (noninterest expense, excluding merger-related expense, less noninterest income) as a percentage of average assets decreased to 1.95% for the three months ended September 30, 1995 from 2.38% for the same period in 1994. The Corporation's efficiency ratio (noninterest expense, excluding merger-related expense, as a percentage of taxable equivalent net interest income and other income) dramatically improved from 61.40% for the three months ended September 30, 1994 to 55.60% for the same period in

1995. The improvements were due to continued implementation of cost-saving strategies and efficiencies.

During the third quarter of 1994, the Corporation recognized
$1,100,000 of merger-related expense from Security Capital's financial institution acquisition. The total was comprised of severance and other employee benefit costs, professional fees, marketing and discontinued contracts. The after-tax effect of the merger-related expense was $660,000 or $.04 per share.

Income taxes for the quarter ended September 30, 1994 included a one-time charge of approximately $5,600,000 of deferred tax liabilities recorded in anticipation of the merger of Security Capital's three savings bank subsidiaries into its commercial bank subsidiary. Income per share was decreased by $.37 for the quarter. The effective income tax rate was 32.9% in 1995 compared to 34.4% in the same period of 1994 excluding the tax bad debt recapture.

Results of Operations - Nine Months Ended September 30, 1995 and 1994 Operating income, as previously defined, totaled $48,101,000 for the nine months ended September 30, 1995 compared to $37,486,000 for the same period in 1994. Operating income per share was $3.22 for the nine months ended September 30, 1995 compared to $2.44 for 1994. Returns of income before merger-related expense and expense related to tax bad debt recapture on average assets and average shareholders' equity were 1.35% and 16.44%, respectively, compared to 1.20% and 13.07% in the 1994 period. Net income for the nine months ended September 30, 1995 amounted to $40,797,000, a increase of $9,571,000 or 30.7% from the same period in 1994. Income per share was $2.73 in 1995, a $.70 increase from the 1994 period. Returns of net income on average assets and average shareholders' equity were 1.14% and 13.95%, respectively, compared to 1.00% and 10.89% in the 1994 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the nine month periods are included in Table 2. Average earning assets increased by $567,658,000 or 14.5% over the 1994 period which was due to internal growth and to Security Capital's aforementioned acquisition of a financial institution consummated in the third quarter of 1994. For interest-earning assets, increases in the outstanding volume of those assets contributed $36,410,000 to the increase in interest income and increases in rate contributed $28,198,000. In addition, the mix of earning assets from September 1994 to September 1995 shifted from lower-yielding investment securities to higher-yielding loans due to improved loan demand as loans comprised 72% of average earning assets at September 30, 1995 versus 70% for the same period in 1994. For

                                                            Table 2
CCB FINANCIAL CORPORATION
Average Balances and Net Interest Income Analysis
Nine Months Ended September 30, 1995 and 1994
(Taxable Equivalent Basis-In Thousands) (1)


                                                  1995
                                                  Interest   Average
                                        Average   Income/    Yield/
                                        Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)        $ 3,234,469   227,611    9.40 %
U.S. Treasury and agency
  obligations (3)                        872,546    44,379    6.78
States and political
  subdivision obligations                 80,672     5,980    9.88
Equity and other securities (3)           30,712     1,634    7.10
Federal funds sold and other
  short-term investments                 211,308     9,811    6.21
Time deposits in other banks              47,613     2,157    6.06
    Total earning assets (3)           4,477,320   291,572    8.70

Non-earning assets:
Cash and due from banks                  169,596
Premises and equipment                    65,618
All other assets, net                     54,982
  Total assets                       $ 4,767,516

Interest-bearing liabilities:
Savings and time deposits            $ 3,621,787   124,880    4.61 %
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                50,434     1,836    4.87
Other short-term borrowed funds           37,974     1,669    5.87
Long-term debt                            85,700     4,556    7.09
  Total interest-bearing liabilities   3,795,895   132,941    4.68

Other liabilities and
  shareholders' equity:
Demand deposits                          487,950
Other liabilities                         92,579
Shareholders' equity                     391,092
  Total liabilities and
   shareholders' equity              $ 4,767,516

Net interest income and net
  interest margin (4)                            $ 158,631    4.73 %

Interest rate spread (5)                                      4.02 %
(CONTINUED)

                                                            Table 2
CCB FINANCIAL CORPORATION
Average Balances and Net Interest Income Analysis, Continued
Nine Months Ended September 30, 1995 and 1994
(Taxable Equivalent Basis-In Thousands) (1)

                                                  1994
                                                  Interest   Average
                                        Average   Income/    Yield/
                                        Balance    Expense   Rate
Earning assets:
Loans and lease financing (2)        $ 2,734,650   174,476    8.52 %
U.S. Treasury and agency
  obligations (3)                        903,122    40,574    5.99
States and political
  subdivision obligations                 61,982     4,972   10.70
Equity and other securities (3)           38,318     1,764    6.14
Federal funds sold and other
  short-term investments                 133,197     3,894    3.91
Time deposits in other banks              38,393     1,284    4.47
    Total earning assets (3)           3,909,662   226,964    7.75

Non-earning assets:
Cash and due from banks                  163,037
Premises and equipment                    61,501
All other assets, net                     44,768
  Total assets                       $ 4,178,968

Interest-bearing liabilities:
Savings and time deposits            $ 3,129,410    82,110    3.51 %
Federal funds purchased, master
  notes and securities sold under
  agreements to repurchase                37,019       761    2.75
Other short-term borrowed funds           16,361       442    3.61
Long-term debt                            85,087     4,726    7.40
  Total interest-bearing liabilities   3,267,877    88,039    3.60

Other liabilities and
  shareholders' equity:
Demand deposits                          444,390
Other liabilities                         83,247
Shareholders' equity                     383,455
  Total liabilities and
   shareholders' equity              $ 4,178,969

Net interest income and net
  interest margin (4)                            $ 138,925    4.74 %

Interest rate spread (5)                                      4.15 %


(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995 and 35% federal and 7.83% state tax rates in 1994 where applicable. All amounts prior to June 30, 1995 are restated for CCB Financial Corporation's May 19, 1995 merger with Security Capital Bancorp which was accounted for as a pooling-of-interests.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $7,323,000 and $5,804,000 for 1995 and 1994, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

interest-bearing liabilities, the increase in rates paid on deposits accounted for two-thirds of the increase in interest expense. The combination of these factors resulted in the net interest margin remaining stable at 4.73%, a one basis point drop from 1994. The interest rate spread fell 13 basis points to 4.02% for 1995 due to deposits beginning to reprice after earlier increases in interest rates. Net interest income on a taxable equivalent basis increased $19,706,000 or 14.2% from 1994's level.

The provision for loan and lease losses decreased to $5,776,000 from $6,069,000 in 1994 due to improvements in the economy which have resulted in improvements in the loan portfolio and lower levels of nonperforming assets. Net 1995 loan and lease charge-offs amounted to $3,843,000 or .16% (annualized) of average loans and lease financing, the same percentage as in 1994.

Other income increased $2,634,000 during the first nine months of 1995 to $38,906,000 compared to 1994's $36,272,000. The increase was due in part to a $1,614,000 increase in service charges on deposit accounts resulting from increased deposit volume and other operating income increases including a $500,000 gain on the sale of a Security Capital nonbank subsidiary, a $880,000 gain on the early retirement of a portion of the Corporation's subordinated debentures, and a $610,000 increase in gains on sales in the secondary market of originated mortgage loans. Trust income decreased during this same period from 1994's level due to a more conservative estimation of trust income and a decline in assets managed by the Trust Department. Insurance commissions increased $397,000 over 1994's level and are expected to continue increasing as CCB has expanded its arrangement with a national insurance firm to obtain automobile financing referral business through their agents in the southern part of Virginia. This expansion will add approximately 200 agents in addition to the agents in previously contracted areas in North Carolina and Georgia. Net losses on sales of securities (primarily U.S. Treasury and agency obligations) totaling $982,000 were incurred during 1995 primarily due to the Corporation repositioning the securities portfolio in anticipation of the combined entities.

Other expenses, excluding merger-related expense, in the 1995 period increased by a modest $5,589,000 or 5.2% from the 1994 period. As discussed previously, increases were experienced in personnel expense due in part to Security Capital's 1994 acquisition of a financial institution. Amortization of intangible assets increased $1,198,000 during the 1995 period due primarily to intangible assets recorded in Security Capital's financial institution acquisition. Merger-related expense of $10,333,000 was incurred during the second quarter of 1995 from the Corporation's merger with Security Capital. As previously discussed, merger-related expense of $1,100,000 were recorded from

Security Capital's financial institution acquisition. The effective income tax rate for the nine months was 34.3% in 1995 compared to 44.0% in the same period of 1994. The effective tax rate for 1995 was higher than would be anticipated due to non-deductible merger-related expense and the 1994 effective tax rate was higher than would be anticipated due to the previously discussed expense related to tax bad debt recapture.

Financial Condition

Total assets have increased slightly, 3.8%, from year-end 1994 but have increased $316,579,000 since September 30, 1994 due to the previously mentioned acquisition in 1995 of three branches of a North Carolina bank and internal growth. Virtually all of the increase occurred in interest-earning assets. Average assets have increased from $4,297,775,000 for the year ended December 31, 1994 to $4,829,261,000 for the three months ended September 30, 1995 and compared to $4,243,985,000 for the three months ended September 30, 1994.

During the second quarter of 1995, $139,657,000 of investments that Security Capital had classified as held to maturity were reclassified as available for sale in response to the repositioning of the Corporation's earning assets portfolio after the merger. These securities were marked to their market value as of the date of reclassification. During the first quarter of 1994, $329,799,000 of securities previously classified as held to maturity were reclassified as available for sale upon Security Capital's January 1, 1994 adoption of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The Corporation adopted this Standard as of December 31, 1993.

At September 30, 1995, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $15,554,000 or .48% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $19,992,000 or .63% and $22,217,000 or .73% at
December 31, 1994 and September 30, 1994, respectively. The reserve for loan and lease losses to risk assets was 2.73x at September 30, 1995 compared to 2.03x at December 31, 1994 and 1.76x at September 30, 1994. Risk assets are at their lowest level since 1989.

On October 18, 1995, CCB opened its first in-store bank in a new Harris Teeter supermarket in Wilmington, North Carolina. In the next several months, CCB anticipates opening four additional banks in new Harris Teeter stores in Cary, Greensboro (2), and Winston-Salem, North Carolina.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 8.37% and 9.13% for the three months ended September 30, 1995 and 1994, respectively. The 1995 ratio decreased from the prior year's due in part to the Corporation's repurchase and retirement of $19,962,000 of common stock during the period from the fourth quarter of 1994 through the second quarter of 1995. The Corporation's stock repurchase program was completed during May 1995 with a total of 518,069 shares being repurchased and retired during the period November 1994 through May 1995.

The unrealized gain on investment securities available for sale, net of applicable taxes, increased $21,499,000 from December 31, 1994 to September 30, 1995 in conjunction with improvements in the financial markets.

The Corporation has increased its annual cash dividends consistently over the past 31 years, increasing to $.38 per share for the three months ended September 30, 1995 from $.34 per share for the same period in 1994. On October 17, 1995, the Board of Directors of the Corporation declared a dividend of $.38 payable on January 2, 1996 to shareholders of record December 15, 1995. Book value increased 11.1% to $27.73 per share at September 30, 1995 from 1994's level of $24.97.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. The chart below shows that the Corporation and the Banks significantly exceed all risk-based capital requirements at September 30, 1995. Graham Savings' capital ratios decreased significantly from 1994's levels due to a return of capital to the Corporation in the form of a dividend but Graham Savings' capital ratios still exceed the risk-based capital requirements.

                     September 30,        Regulatory
Ratio               1995       1994        Minimums

Tier 1 Capital                              4.00%
  Corporation      10.39%     11.46%
  CCB              10.53      13.38
  Graham Savings   19.20      35.06
  CCB-Ga.          25.82      21.15
Total Capital                               8.00
  Corporation      12.48      13.77
  CCB              12.27      14.56
  Graham Savings   20.93      36.75
  CCB-Ga.          26.50      21.78
Leverage                                    4.00
  Corporation       7.80       8.08
  CCB               7.88       7.76
  Graham Savings    9.47      17.43
  CCB-Ga.          40.49      18.46


Accounting Matters

The Financial Accounting Standards Board ("FASB") has approved a one-time opportunity, without penalty of violating the requirements of FAS 115, for all financial institutions to reclassify their investment securities portfolios as to trading, available for sale and held to maturity categories. Management of the Corporation is currently reviewing the Corporation's investments and the details of the FASB announcement and determining its potential impact, if any, on net income and financial position of the Corporation.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      None

(b).  Reports on Form 8-K

      None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CCB FINANCIAL CORPORATION
                              Registrant


Date:  November 14, 1995      /S/ Ernest C. Roessler
                              Ernest C. Roessler
                              President and Chief Executive Officer


Date:  November 14, 1995      /S/ W. Harold Parker, Jr.
                              W. Harold Parker, Jr.
                              Senior Vice President and Controller
                              (Chief Accounting Officer)