Form 10-K
period 1995-12-31
CCB FINANCIAL CORP
filed 1996-03-13
CIK 714612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   (Fee Required)
For the fiscal year ended December 31, 1995
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   (No Fee Required)
For the transition period from                        to
COMMISSION FILE NUMBER: 0-12358
                            CCB FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       North Carolina                                                   56-1347849
       (STATE OR OTHER JURISDICTION OF INCORPORATION)                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    111 Corcoran Street, Post Office Box 931, Durham, NC                                   27702
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                      (ZIP CODE)

Registrant's telephone number, including area code: (919) 683-7777
Securities issued pursuant to Section 12(b) of the Act:
                                      None
Securities issued pursuant to Section 12(g) of the Act:
                          $5.00 par value Common Stock
                                (TITLE OF CLASS)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [x]           No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1996 was $727,400,322. On March 1, 1996, there were 15,053,616 outstanding shares of the Registrant's $5.00 par value Common Stock.
                       DOCUMENT INCORPORATED BY REFERENCE
PORTIONS OF THE PROXY STATEMENT OF REGISTRANT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 16, 1996 ARE INCORPORATED IN PART III OF THIS REPORT.

                             CROSS REFERENCE INDEX

PART I.      Item 1    Business
                       Description                                                                                         3-6
                       Average Balance Sheets                                                                               10
                       Net Interest Income Analysis -- Taxable Equivalent Basis                                             10
                       Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis                             11
                       Investment Securities Portfolio                                                                      17
                       Investment Securities -- Maturity/Yield Schedule                                                     17
                       Types of Loans                                                                                       16
                       Maturities and Sensitivities of Loans to Changes in Interest Rates                                   16
                       Nonperforming and Risk Assets                                                                        21
                       Loan Loss Experience                                                                                 22
                       Average Deposits                                                                                     12
                       Maturity Distribution of Large Denomination Time Deposits                                            23
                       Return on Equity and Assets                                                                          27
                       Short-Term Borrowings                                                                                41
             Item 2    Properties                                                                                            6
             Item 3    Legal Proceedings                                                                                     7
             Item 4    Submission of Matters to a Vote of Security Holders.
                       There has been no submission of matters to a vote of shareholders during the quarter ended
                         December 31, 1995.
PART II.     Item 5    Market for the Registrant's Common Stock and Related Shareholder Matters                              7
             Item 6    Selected Financial Data                                                                           27-28
             Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations              8-28
             Item 8    Financial Statements and Supplementary Data
                       Consolidated Balance Sheets at December 31, 1995 and 1994                                            30
                       Consolidated Statements of Income for each of the years in the three-year period ended
                         December 31, 1995                                                                                  31
                       Consolidated Statements of Shareholders' Equity for each of the years in the three-year period
                         ended December 31, 1995                                                                            32
                       Consolidated Statements of Cash Flows for each of the years in the three-year period ended
                         December 31, 1995                                                                                  33
                       Notes to Consolidated Financial Statements                                                        34-53
                       Independent Auditors' Report                                                                         55
             Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                       There have been no changes in or disagreements with accountants on accounting and financial disclosures.
PART III.    Item 10   Directors and Executive Officers of the Registrant                                                  4-6*
             Item 11   Executive Compensation                                                                             9-12*
             Item 12   Security Ownership of Certain Beneficial Owners and Management                                      2-4*
             Item 13   Certain Relationships and Related Transactions                                                       14*
PART IV.     Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                       (a)(1) Financial Statements (See Item 8 for Reference).
                       (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
                       (3) Exhibits have been filed separately with the Commission and are available upon written request.
                       (b)  No reports on Form 8-K were filed during the last quarter of the period covered by this
                            Report.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission. Page number references are to the location of such information in the Proxy Statement.

                            DESCRIPTION OF BUSINESS
REGISTRANT
     CCB Financial Corporation (the "Corporation") is a registered bank holding company headquartered in Durham, North Carolina whose principal business is providing banking and other financial services through its banking subsidiaries. The Corporation is the parent holding company of Central Carolina Bank and Trust Company, a North Carolina-chartered commercial bank; Graham Savings Bank, Inc., SSB, a North Carolina-chartered state savings bank; and Central Carolina Bank-Georgia, a Georgia-chartered special purpose credit card bank (collectively referred to as the "Subsidiary Banks"). The principal assets of the Corporation are all of the outstanding shares of common stock of the Subsidiary Banks and the Corporation's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 1995, the Corporation had consolidated assets of approximately $5.1 billion and was the seventh largest banking organization headquartered in North Carolina.
     On May 19, 1995, the Corporation merged with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Each share of Security Capital common stock outstanding on the merger date was converted into .5 shares of the Corporation's common stock. Consequently, the Corporation issued approximately
5.9 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Security Capital. The former offices of Security Capital are operated as offices of Central Carolina Bank and Trust Company, the Corporation's lead bank.
SUBSIDIARY BANKS
     Central Carolina Bank and Trust Company ("CCB") is chartered under the laws of the state of North Carolina to engage in general banking business. CCB offers commercial and retail banking, savings and trust services through 153 offices located in 59 cities and towns in North Carolina. CCB had approximately $5 billion in assets at December 31, 1995 and was the seventh largest bank in North Carolina. CCB provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. During 1994, the Corporation owned CCB Savings Bank, Inc., SSB ("CCB Savings"), a North Carolina-chartered state savings bank based in Lenoir, North Carolina. CCB Savings operated 4 branch offices in 3 North Carolina cities and towns. On February 3, 1995, CCB Savings was merged with and into CCB and its branch offices are operated as CCB branch offices.
     Graham Savings Bank, Inc., SSB ("Graham Savings") is a full-service state savings bank that provides commercial and retail banking and savings services. Graham Savings is based in Graham, North Carolina and operates 2 branch offices in 2 North Carolina cities and towns.
     Central Carolina Bank-Georgia ("CCB-Ga.") provides nationwide credit card services from its headquarters in Columbus, Georgia.
NON-BANK SUBSIDIARIES
     CCB has four wholly-owned non-bank subsidiaries: Southland Associates, Inc., CCBDE, Inc., 1st Home Mortgage Acceptance Corporation ("HMAC") and CCB Investment and Insurance Service Corporation ("CCBIISC"). Southland Associates, Inc. engages in real estate development. CCBDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. HMAC is an issuer of collateralized mortgage obligations which was acquired through the 1993 acquisition of certain assets and assumption of certain liabilities of 1st Home Federal Savings and Loan Association, F.A., of Greensboro, North Carolina. CCBIISC engages in the sale of various annuity and mutual fund products. COMPETITION
     Vigorous competition exists in all major areas where the Corporation is presently engaged in business. Its Subsidiary Banks compete not only with other major commercial banks but also with other diversified financial institutions such as thrift institutions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and a variety of financial services and advisory companies. Competitor commercial banks larger than the Corporation range in size from $6 billion to over $100 billion in total assets, including assets attributable to affiliates in other states. Consequently, these competing commercial banks may be able to offer services and products that are not cost-efficient for the Subsidiary Banks to offer. In addition, the competing commercial banks have access to greater financial resources that allow higher lending limits than the Subsidiary Banks. In addition to in-state competition, banks in North Carolina have a high degree of competition from out-of-state financial service companies through the presence of loan production offices and their North Carolina affiliates.
                                       3

     In recent years, competition between commercial banks, thrift institutions and credit unions has intensified significantly. Primarily as a result of legislation aimed at effecting a deregulation of the financial institution industry, along with other regulatory changes effected by the primary federal regulators of the various types of financial institutions, the practical distinctions between a commercial bank and a thrift institution have been almost totally eliminated.
INTERSTATE BANKING AND BRANCHING
     Recently enacted federal law permits adequately capitalized and managed bank holding companies to acquire control or the assets of banks in any state (the "Interstate Banking Law"). Acquisitions will be subject to anti-trust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.
     Beginning June 1, 1997, and subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank to merge with a bank located in a different state. A state may accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it can "opt out" and thereby prohibit interstate branching by enacting legislation to that effect. The Interstate Banking Law also permits banks to open new branches or acquire existing branches of banks located in other states that permit that form of interstate branching.
     North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.
SUPERVISION AND REGULATION
     The business and operations of the Corporation and its Subsidiary Banks are subject to extensive federal and state governmental regulation and supervision. BANK HOLDING COMPANY REGULATION
     The Corporation is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to supervision and examination by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of the Corporation are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     The BHCA prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Corporation from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by the Corporation to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
     Federal Reserve approval generally must be obtained before any person may acquire control of a bank holding company. Control is presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of a holding company or if a person acquires more than 10% of any class of voting stock and the holding company has registered securities under Section 12 of the 1934 Act or the acquiror will be the largest shareholder after the acquisition.
     There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes "undercapitalized," the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do
                                       4
so absent such policy. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.
     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier I capital. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.
     As a result of its ownership of a North Carolina-chartered commercial bank, the Corporation also is registered with and subject to regulation by the North Carolina Commissioner of Banks under the state's bank holding company laws. The Commissioner has asserted authority to examine North Carolina bank holding companies and their affiliates and in the process of formulating regulations in this area.
CCB AND GRAHAM SAVINGS
     CCB is a North Carolina commercial bank and is subject to supervision and examination by and the regulations and reporting requirements of the North Carolina Commissioner of Banks (the "Commissioner") and the FDIC. Graham Savings is a North Carolina stock savings bank and is subject to supervision and examination by and the regulations and reporting requirements of the Administrator of the North Carolina Savings Institutions Division (the "Administrator") and the FDIC. Both CCB and Graham Savings are members of the Federal Home Loan Bank system.
     CCB and Graham Savings are subject to legal limitations on the amounts of dividends they are permitted to pay. In the case of CCB, prior approval of the Commissioner is required if the total of all dividends declared by CCB in any calendar year exceeds its net profits (as defined by statute) for that year combined with its retained net profits (as defined by statute) for the preceding two calendar years, less any required transfers to surplus. Graham Savings may not declare or pay a cash dividend on its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations or if the effect thereof would be to cause its net worth to be reduced below the amount of the liquidation account established in connection with its conversion from mutual to stock form. In addition, a savings bank, such as Graham Savings, which has been converted from mutual form for less than five years may not, without the prior written approval of the Administrator, declare or pay a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) its net income for the most recent fiscal year or (ii) the average of its net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends.
     Insured depository institutions also are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (a such term is defined in the Federal Deposit Insurance Act).
     CCB and Graham Savings are subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, insured institutions that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier I capital to average total consolidated assets. All other insured institutions are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The FDIC also requires CCB and Graham Savings to have a ratio of total capital to risk-weighted assets of at least 8%. Additionally, the Administrator requires Graham Savings to have a net worth equal to at least 5% of total assets.
     Under current federal law, certain transactions between a depository institution and its affiliates are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution, and, in a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally, Sections 23A and 23B (i) limit the extent to which depository institution or its subsidiaries may engage in covered transactions with any one affiliate, and (ii) require that such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the institution or the subsidiary as those provided to a nonaffiliate.
     CCB and Graham Savings are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. As insured
                                       5
institutions, CCB and Graham Savings are prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the institution is, and continues to be, in compliance with all applicable capital standards. Insured institutions also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.
INSURANCE ASSESSMENTS
     CCB and Graham Savings are subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC adopted a transitional risk-based assessment schedule which became fully effective in January 1994 and provided for annual assessment rates ranging from .23% to .31% of an institution's average assessment base. During 1995, the FDIC reduced Bank Insurance Fund ("BIF") assessment rates for the highest rated banks to .04%, but left unchanged the .31% rate for the weakest banks; and, effective January 1, 1996, the FDIC again reduced BIF assessments to a range of 0% to .27%. These recent premium reductions do not affect the deposit premiums paid on Savings Association Insurance Fund ("SAIF") insured deposits. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "under capitalized," as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC also is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Treasury Department.
     Proposals are currently being considered by committees of the United States Congress concerning a possible merger of the SAIF and BIF insurance funds of the FDIC. One of the principal issues under discussion is the amount of additional funds needed to recapitalize the SAIF prior to such a merger. These proposals generally contemplate a one-time special assessment to be levied on SAIF-insured deposits (including such deposits held by commercial banks), with the amount of such an assessment possibly being as much as $.85 for each $100 in SAIF-insured deposits held as of the assessment date. At December 31, 1995, CCB and Graham Savings had approximately $1.3 billion and $100 million, respectively, in SAIF-insured deposits. Due to the uncertainty as to whether any such proposals will be adopted and the ultimate amount and tax deductibility of any assessment that may be levied on CCB and Graham Savings, it currently is not possible to predict the impact of these proposals or such an assessment on the Subsidiary Banks.
EFFECT OF GOVERNMENTAL POLICIES
     The earnings and business of the Corporation are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.
EMPLOYEE RELATIONS
     As of December 31, 1995, the Corporation and its Subsidiary Banks employed 1,940 full-time equivalent employees. The Corporation and its Subsidiary Banks are not parties to any collective bargaining agreements and employee relations are considered to be good.
                                   PROPERTIES
     The Corporation's principal executive offices are located at 111 Corcoran Street, Durham, North Carolina in a 17-story office building constructed in 1937. This office building is owned in fee simple by CCB and also serves as the home office of CCB. A majority of the major staff functions are located therein. The Corporation's Customer Service Center is a one-story leased building also located in Durham, North Carolina that has been occupied since 1990. The Subsidiary Banks operate 155 branch bank locations, approximately 70 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices.
     Southland Associates, Inc. owns real estate, other than premises, with a net book value of approximately $724,000 at December 31, 1995. This real estate consists of various parcels of land that are being developed for commercial and residential use in the City of Durham and in Durham County, North Carolina.
                                       6

                               LEGAL PROCEEDINGS
     See Note 14 to the Consolidated Financial Statements for a discussion of legal proceedings.
    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
     See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Corporation's stock prices and dividends paid during 1995 and 1994 and discussion of other shareholder matters. On January 23, 1996, a dividend of $.38 per share was declared for payment on April 1, 1996 to shareholders of record as of March 15, 1996.
                                       7

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
     The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia (collectively, the "Subsidiary Banks") for the years ended December 31, 1995, 1994 and 1993. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBIISC"), CCBDE, Inc., 1st Home Mortgage Acceptance Corporation ("HMAC") and Southland Associates, Inc.
     This discussion and analysis is intended to complement the audited financial statements and footnotes and the supplemental financial data and charts appearing elsewhere in this report, and should be read in conjunction therewith. This discussion and analysis will focus on the following major areas:
Merger and Other Acquisitions, Results of Operations, Financial Position, Capital Resources, Asset Quality, and Liquidity and Interest-Sensitivity.
MERGER AND OTHER ACQUISITIONS
     On May 19, 1995, the Corporation merged with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina (the "Merger"). The Merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Each share of Security Capital common stock outstanding on the date of the Merger was converted into .5 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 5.9 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Security Capital. The former offices of Security Capital are operated as offices of CCB, the Corporation's lead bank. In accordance with pooling-of-interests accounting, the financial statements of the Corporation have been restated to reflect the Merger as if it had been effective as of the earliest period presented.
     On June 9, 1995, the Corporation acquired and assumed deposit liabilities totaling $37.5 million of three branches of a North Carolina bank. Deposit base premium of $2.9 million was recorded as a result of the acquisition which is being amortized over 10 years; no goodwill was recorded in the transaction. As the acquisition was accounted for as a purchase, the results of operations of the branches acquired are included in the Corporation's results of operations only from the date of acquisition.
     During the third quarter of 1994, Security Capital purchased the outstanding stock of First Federal Savings and Loan Association of Charlotte, North Carolina ("First Federal") in an acquisition accounted for as a purchase. First Federal had assets totaling $302 million at acquisition date, including $135 million of loans. Concurrent with the acquisition, First Federal was merged into Security Capital's commercial bank subsidiary.
     During 1993, the Corporation completed the acquisition of three mutual savings banks and CCB acquired certain assets and assumed certain liabilities of the Greensboro, North Carolina operations of a savings and loan association (collectively, the "1993 Acquisitions"). As the 1993 Acquisitions were accounted for as purchases, the results of operations of the financial institutions acquired prior to the dates of acquisition are not included in the consolidated financial statements. The assets of the 1993 Acquisitions totaled $778 million at their respective acquisition dates. The acquisitions of the mutual savings banks involved their conversions from mutual savings banks to stock savings banks and their simultaneous acquisition by the Corporation. In conjunction with these transactions, the Corporation sold 688,742 shares of its common stock. Subsequent to acquisition, two of the mutual savings banks were merged to form a new savings bank and on February 1, 1995, it was merged with and into CCB and its offices are operated as CCB offices.
RESULTS OF OPERATIONS
SUMMARY
(Bullet) The Corporation's net income for the year ended December 31, 1995 totaled $57.9 million, a $12.7 million or 28.3% increase over the $45.1 million earned in 1994. The Corporation's 1994 net income was an increase of $2.4 million or 5.7% over net income for the year ended 1993. The five-year compound annual growth rate for net income has been 12.7%.
(Bullet) Earnings in 1995 and 1994 were impacted by the following significant items:
          Approximately $10.3 million ($7.3 million after-tax) of merger-related expense was incurred in 1995 to effect the Merger which decreased earnings by $.49 per share;
                                       8

(Diamond) Approximately $1.1 million ($660,000 after-tax) of merger-related expense was incurred in 1994 to effect Security Capital's acquisition of First Federal which decreased earnings by $.04 per share;
(Diamond) Approximately $5.6 million of deferred tax liabilities were recorded in 1994 in conjunction with Security Capital's three savings bank subsidiaries merging into its commercial bank subsidiary which decreased earnings by $.37 per share; and,
(Diamond) Average earning assets increased $500 million in 1995 from 1994's level and taxable equivalent net interest income increased $21.7 million during that same period.
(Bullet) Assets at December 31, 1995 exceeded $5 billion, a 7.8% increase over
         1994.
(Bullet) Shareholders' equity increased $62.4 million during 1995 while dividends paid to shareholders increased $4.5 million.
     Excluding the effects of the merger-related expense and tax bad debt recapture, income per share totaled $4.36 in 1995 and $3.35 in 1994. Primary net income per share was $3.87 in 1995 compared to $2.94 and $3.00, respectively, in 1994 and 1993. Table 1 compares the contributions to primary net income per share for each income statement caption for the years ended December 31, 1995, 1994 and 1993 and the respective change from year to year.
TABLE 1
COMPONENTS OF INCOME PER PRIMARY SHARE

                                                                                                                 Change
                                                                                   Years Ended December 31        From
                                                                                   1995      1994      1993     1995/1994
Interest income                                                                   $25.66     20.18     17.92       5.48
Interest expense                                                                   12.00      8.23      7.16       3.77
Net interest income                                                                13.66     11.95     10.76       1.71
Provision for loan and lease losses                                                  .55       .60       .50       (.05)
Net interest income after provision                                                13.11     11.35     10.26       1.76
Other income                                                                        3.50      3.19      3.48        .31
Other expenses (1)                                                                 10.72      9.59      9.10       1.13
Income before income taxes and cumulative changes in accounting principles          5.89      4.95      4.64        .94
Income taxes (2)                                                                    2.02      2.01      1.54        .01
Income before cumulative changes in accounting principles                           3.87      2.94      3.10        .93
Cumulative changes in accounting principles (3)                                       --        --      (.10)     --
Net income                                                                        $ 3.87      2.94      3.00        .93
                                                                                  Change
                                                                                   From
                                                                                 1994/1993
Interest income                                                                     2.26
Interest expense                                                                    1.07
Net interest income                                                                 1.19
Provision for loan and lease losses                                                  .10
Net interest income after provision                                                 1.09
Other income                                                                        (.29)
Other expenses (1)                                                                   .49
Income before income taxes and cumulative changes in accounting principles           .31
Income taxes (2)                                                                     .47
Income before cumulative changes in accounting principles                           (.16)
Cumulative changes in accounting principles (3)                                      .10
Net income                                                                          (.06)

(1) Other expenses include merger-related expense of $10.3 million in 1995 related to the Corporation's merger with Security Capital and $1.1 million in 1994 related to Security Capital's acquisition of a savings and loan association. The after-tax effect of the merger-related expense was to decrease net income per share by $.49 per share in 1995 and $.04 per share in 1994.
(2) Income taxes for 1994 include a one-time charge of approximately $5.6 million of deferred tax liabilities recorded in conjunction with the merger of Security Capital's three savings bank subsidiaries into its commercial bank subsidiary. Income per share was decreased by $.37 for the year.
(3) The cumulative changes in accounting principles reflect the 1993 adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a one-time net charge of $2.3 million ($3.7 million pre-tax) in recognition of the entire Accumulated Postretirement Benefit Obligation and adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which resulted in a one-time benefit of $900,000.
     On a fully diluted basis (assuming conversion of the Corporation's convertible subordinated debentures issued in 1985 which were outstanding until the second quarter of 1993), net income per share in 1994 was $2.94 compared to 1993's $2.95.
     Excluding the effects of the merger-related expense and tax bad debt recapture, return on average assets was 1.35% for 1995 compared to 1.20% for 1994 and return on average shareholders' equity was 16.34% for 1995 compared to 1994's 13.46%. Computed on net income, the return on average assets was 1.20% in 1995 compared to 1.05% and 1.18% in 1994 and 1993, respectively. Return on average shareholders' equity was 14.56%, 11.78% and 12.91% in 1995, 1994 and 1993, respectively.
NET INTEREST INCOME
     Net interest income is one of the major determining factors in a financial institution's performance as it is its principal source of earnings. Table 2 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1995.
                                       9

     As shown in Table 2, the Corporation realized net taxable equivalent interest income of $212.7 million in 1995. Average earning assets increases of $500 million in 1995 were due to a full year's ownership of First Federal's assets and internal growth. Changes in the mix of earning assets toward higher-earning loans and lease financing did not fully offset the rise in rates paid on interest-bearing liabilities with the result that the net interest margin fell 5 basis points in 1995. The increased rate paid for interest-bearing liabilities followed earlier increases in rates earned on interest-earning assets as, generally, increases in interest rates affect a large percentage of the Corporation's interest-earning assets immediately while the interest-bearing liabilities reprice as they mature in subsequent months. Consequently, the interest rate spread fell to 3.98% in 1995 from 1994's 4.15%. The contribution of free liabilities to the net interest margin rose to 72 basis points in 1995 from 60 basis points in 1994. The overall increase in net interest income of $21.7 million was due to increases in volume of $25.4 million offset by decreases in rate of $3.7 million.
TABLE 2
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Years Ended December 31, 1995, 1994 and 1993
(Taxable Equivalent Basis -- In Thousands) (1)

                                                   1995                                1994                          1993
                                                   INTEREST    AVERAGE                 Interest   Average                 Interest
                                      AVERAGE      INCOME/     YIELD/      Average     Income/    Yield/      Average     Income/
                                      BALANCE      EXPENSE      RATE       Balance     Expense     Rate       Balance     Expense
EARNING ASSETS:
Loans and lease financing (2)        $3,251,613     305,951      9.41%    2,823,525    243,910      8.64     2,299,599    196,884
U.S. Treasury and U.S. Government
  agencies and corporations             869,267      58,521      6.73       908,937     55,872      6.15       794,261     50,517
States and political subdivisions        80,125       7,856      9.81        65,204      6,900     10.58        54,772      6,593
Equity and other securities              30,708       2,180      7.10        36,412      2,311      6.35        43,772      2,691
Federal funds sold and other
  short-term investments                239,912      14,696      6.13       149,387      6,464      4.33       139,569      4,332
Time deposits in other banks             50,156       2,937      5.86        38,349      1,900      4.95        33,301      1,113
    Total earning assets              4,521,781     392,141      8.67%    4,021,814    317,357      7.89     3,365,274    262,130
NON-EARNING ASSETS:
Cash and due from banks                 167,105                             166,445                            158,541
Premises and equipment                   65,746                              62,049                             62,406
All other assets, net                    56,476                              47,467                             27,112
    Total assets                     $4,811,108                           4,297,775                          3,613,333
INTEREST-BEARING LIABILITIES:
Savings and time deposits            $3,654,420     168,983      4.62%    3,222,263    117,408      3.64     2,722,005     97,194
Short-term borrowed funds                86,045       4,421      5.14        66,878      2,491      3.72        50,132      1,232
Long-term debt                           84,328       6,000      7.11        87,368      6,467      7.40        48,082      3,530
    Total interest-bearing
      liabilities                     3,824,793     179,404      4.69%    3,376,509    126,366      3.74     2,820,219    101,956
OTHER LIABILITIES AND
  SHAREHOLDERS' EQUITY:
Demand deposits                         494,106                             453,876                            415,032
Other liabilities                        94,705                              84,506                             47,403
Shareholders' equity                    397,504                             382,884                            330,679
    Total liabilities and
      shareholders' equity           $4,811,108                           4,297,775                          3,613,333
NET INTEREST INCOME AND NET
  INTEREST MARGIN (3)                              $212,737      4.70%                 190,991      4.75                  160,174
INTEREST RATE SPREAD (4)                                         3.98%                              4.15
                                     1993
                                    Average
                                    Yield/
                                     Rate
EARNING ASSETS:
Loans and lease financing (2)         8.56
U.S. Treasury and U.S. Government
  agencies and corporations           6.36
States and political subdivisions    12.04
Equity and other securities           6.15
Federal funds sold and other
  short-term investments              3.10
Time deposits in other banks          3.34
    Total earning assets              7.79
NON-EARNING ASSETS:
Cash and due from banks
Premises and equipment
All other assets, net
    Total assets
INTEREST-BEARING LIABILITIES:
Savings and time deposits             3.57
Short-term borrowed funds             2.46
Long-term debt                        7.34
    Total interest-bearing
      liabilities                     3.62
OTHER LIABILITIES AND
  SHAREHOLDERS' EQUITY:
Demand deposits
Other liabilities
Shareholders' equity
    Total liabilities and
      shareholders' equity
NET INTEREST INCOME AND NET
  INTEREST MARGIN (3)                 4.76
INTEREST RATE SPREAD (4)              4.17

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995, 35% federal and 7.83% state tax rates in 1994 and 35% federal and 7.91% state tax rates in 1993 where applicable.
(2) The average loan and lease financing balances include nonaccruing loans and lease financing. Loan fees of $10.3 million, $7.6 million and $7.3 million for 1995, 1994, and 1993, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by total earning assets.
(4) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
                                       10

     In 1994, the average earning asset base was expanded by $656.5 million to $4 billion, a 19.5% increase over 1993's level due primarily to a full year's ownership of the 1993 Acquisitions and the third quarter acquisition of First Federal by Security Capital. Declines in the interest spreads in 1994 and the effect of the acquisitions, whose interest spreads and margins were less than the Corporation's, resulted in the net interest margin falling slightly to 4.75% from 1993's 4.76%. Yields on earning assets rose 10 basis points in 1994 which was entirely offset by the 12 basis point increase in the cost of interest-bearing liabilities. Consequently, the interest rate spread fell to 4.15% in 1994 from 1993's 4.17%. The 1994 contribution of free liabilities rose 1 basis point from 1993's level to 60 basis points.
     Growth in the average earning asset base in the two previous years has primarily occurred in the loans and lease financing portfolio and federal funds sold and other short-term investments. Average loans and lease financing increased by $428 million or 15.2% in 1995 and $523.9 million or 22.8% in 1994, primarily as a result of the acquisitions in 1993 and 1994. Federal funds sold and other short-term investments increased in 1995 as the relatively flat yield curve provided little incentive to invest the excess funds in longer-term investment securities. Management anticipates that the excess funds will be used to fund loan growth in 1996. In 1995, the mix in earning assets shifted slightly due to increased loan demand with loans and lease financing comprising 71.9% of average earning assets versus 70.2% in 1994. Other than the acquisitions over the past three years, expansion of the earning asset base during the periods presented has been funded primarily with increases in the deposit base and the proceeds from the 1993 sale of the Corporation's common stock and subordinated notes in a public offering. Substantially all deposits originate within the Subsidiary Banks' market areas. Average total deposits increased by approximately $472 million or 12.9% in 1995; in 1994, the increase was $539.1 million or 17.2% due primarily to the acquisitions in 1994 and 1993.
TABLE 3
VOLUME AND RATE VARIANCE ANALYSIS
Years Ended December 31, 1995 and 1994
(Taxable Equivalent Basis -- In Thousands) (1)

                                                                                     1995                          1994
                                                                      VOLUME           RATE         TOTAL         Volume
                                                                   VARIANCE (2)    VARIANCE (2)    VARIANCE    Variance (2)
INTEREST INCOME:
Loans and lease financing                                            $ 39,073         22,968         62,041       45,173
U.S. Treasury and U.S. Government agencies and corporations            (2,498)         5,147          2,649        7,073
States and political subdivisions                                       1,487           (531)           956        1,165
Equity and other securities                                              (386)           255           (131)        (465)
Federal funds sold and short-term investments                           4,883          3,349          8,232          321
Time deposits in other banks                                              649            388          1,037          188
    Total interest income                                              43,208         31,576         74,784       53,455
INTEREST EXPENSE:
Savings and time deposits                                              17,149         34,426         51,575       18,265
Short-term borrowed funds                                                 828          1,102          1,930          497
Long-term debt                                                           (220)          (247)          (467)       2,908
    Total interest expense                                             17,757         35,281         53,038       21,670
INCREASE (DECREASE) IN NET INTEREST INCOME                           $ 25,451         (3,705)        21,746       31,785
                                                                      1994
                                                                      Rate         Total
                                                                  Variance (2)    Variance
INTEREST INCOME:
Loans and lease financing                                             1,853         47,026
U.S. Treasury and U.S. Government agencies and corporations          (1,718)         5,355
States and political subdivisions                                      (858)           307
Equity and other securities                                              85           (380)
Federal funds sold and short-term investments                         1,811          2,132
Time deposits in other banks                                            599            787
    Total interest income                                             1,772         55,227
INTEREST EXPENSE:
Savings and time deposits                                             1,949         20,214
Short-term borrowed funds                                               762          1,259
Long-term debt                                                           29          2,937
    Total interest expense                                            2,740         24,410
INCREASE (DECREASE) IN NET INTEREST INCOME                             (968)        30,817

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995, 35% federal and 7.83% state tax rates in 1994 and 35% federal and 7.91% state tax rates in 1993 where applicable.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.
                                       11

TABLE 4
AVERAGE TOTAL DEPOSITS
Years Ended December 31, 1995, 1994 and 1993
(In Thousands)

                                                                             1995                     1994              1993
                                                                      AVERAGE      AVERAGE     Average     Average     Average
                                                                      BALANCE       RATE       Balance      Rate       Balance
SAVINGS AND TIME DEPOSITS:
Savings and NOW accounts                                             $  492,034      2.43%      495,348      2.16       508,600
Money market accounts                                                 1,261,315      4.01     1,083,913      3.05       818,639
Time                                                                  1,901,071      5.65     1,643,002      4.49     1,394,766
    Total savings and time deposits                                   3,654,420      4.62%    3,222,263      3.64     2,722,005
DEMAND DEPOSITS                                                         494,106                 453,876                 415,032
    Total deposits                                                   $4,148,526               3,676,139               3,137,037
                                                                     1993
                                                                    Average
                                                                     Rate
SAVINGS AND TIME DEPOSITS:
Savings and NOW accounts                                              2.18
Money market accounts                                                 2.75
Time                                                                  4.56
    Total savings and time deposits                                   3.57
DEMAND DEPOSITS
    Total deposits

OTHER INCOME AND OTHER EXPENSES
    Other income consists primarily of service charges on deposit accounts, trust and custodian fees, brokerage and insurance commissions, fees and service charges for various other banking services provided to customers and accretion of negative goodwill resulting from the 1993 Acquisitions. Other income, excluding net securities gains or losses, totaled $53.2 million for the year ended 1995, a $4.6 million increase over 1994. Increases in other income were experienced in 1995 in all categories of other income except for trust and custodian fees and brokerage and insurance commissions. The increases were due in part to increases in the asset and customer bases from the 1993-1995 acquisitions. Other income, excluding net securities gains or losses, totaled $48,630,000 in 1994 and $46,617,000 in 1993. The five-year compound growth rate for other income was 8.0% at December 31, 1995.
    As in prior years, service charges on deposit accounts were the largest source of other income. These service charges amounted to $25.6 million in 1995, a 9.2% increase over 1994. Fees and service charges are evaluated periodically to reflect the costs of providing the services and to consider competitive factors.
    Trust and custodian fees fell to $6.3 million in 1995 from $7.3 million in 1994 due primarily to decreased revenues from personal and employee benefit trust services. Trust and custodian fees totaled $7.8 million in 1993. Managed assets totaled $1.2 billion at December 31, 1995.
    The Corporation offers full brokerage services to customers through a discount brokerage firm which provided $2.3 million of income in 1995, $1.7 million in 1994 and $1.4 million in 1993. Security Capital had previously provided discount brokerage services through the same firm. Additional noninterest revenue is provided by the selling of insurance products to banking customers and by the selling of annuity products through CCB's subsidiary, CCBIISC. Proprietary mutual funds were launched in late 1994 and are being sold through CCBIISC. Annuity and mutual fund commissions declined $1.1 million due to greater emphasis on the brokerage services. Brokerage and insurance commissions income totaled $3.8 million in 1995, $4.5 million in 1994 and $2.2 million in 1993.
    Negative goodwill (the excess of net assets acquired over costs) totaling $33.6 million was recorded in the 1993 Acquisitions and is being accreted to income over a ten-year period on a straight-line basis. Accretion of negative goodwill totaled $3.4 million in 1995 and 1994.
    Net securities gains (losses) of $(978,000), $357,000 and $2.9 million were realized in 1995, 1994 and 1993, respectively. The net securities losses in 1995 were primarily realized from sales of U.S. Treasury and U.S. Government agencies and corporations which were all classified as available for sale. The net securities gains in 1994 were realized primarily through the sales of U.S. Treasury securities and equity securities. The securities sold were included in the available for sale portfolio. Approximately $1.8 million of the securities gains in 1993 were realized through the sales of U.S. Treasury securities. Another $116,000 of the 1993 net gains on sales of investment securities were due to the sales of investment securities acquired through the 1993 Acquisitions that did not fit into the Corporation's investment strategy.
    Table 5 presents various operating efficiency ratios for the Corporation for the prior five years (excluding the impact of merger-related expenses). Noninterest income as a percentage of average assets in 1995 and 1994 are lower than 1993's level as a
                                       12
result of the rise in average assets not immediately equating to a proportionate increase in noninterest income. In addition, the noninterest income ratio for 1995 and 1994 dropped from 1993's level as a result of the decreases in gains on sales of investment securities and sales of mortgage loans.
TABLE 5
OPERATING EFFICIENCY RATIOS

                                                                                                  Years Ended December 31
                                                                                          1995     1994     1993     1992     1991
As a percentage of average assets (1):
  Noninterest income                                                                       1.09%    1.14     1.37     1.35     1.40
  Personnel expense                                                                        1.65     1.68     1.85     1.95     1.97
  Occupancy and equipment expense                                                           .44      .50      .55      .62      .61
  Other operating expense                                                                  1.03     1.23     1.18     1.18     1.14
  Total noninterest expense                                                                3.12     3.41     3.58     3.75     3.72
  Net overhead (noninterest expense less noninterest income)                               2.03%    2.27     2.21     2.40     2.32
Noninterest expense as a percentage of net interest income and other income (2)           56.56%   60.92    61.72    63.29    63.63
Average assets per employee (in millions)                                                $ 2.48     2.15     1.83     1.73     1.75

(1) Excludes merger-related expense incurred in 1995 in connection with the Corporation's merger with Security Capital totaling $10.3 million and expense incurred in 1994 in connection with Security Capital's acquisition of a savings and loan association totaling $1.1 million.
(2) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1995, 35% federal and 7.83% state tax rates in 1994, 35% federal and 7.91% state tax rates in 1993, 34% federal and 7.98% state tax rates in 1992 and 34% federal and 8.06% state tax rates in 1991 where applicable.
     Other expenses, excluding merger-related expense, rose $3.7 million in 1995 over 1994's level of $146.2 million. This increase was due primarily to increases in personnel expense of $7.3 million which were partially offset by decreases in other expenses of $3 million. As reported in Table 5, total noninterest expense as a percentage of average assets continued to show improvement, falling to 3.12% for 1995 from a high of 3.75% in 1992.
     The increase in personnel expense was due in part to growth from the First Federal acquisition. Despite the $7.3 million increase in personnel expense, average assets per employee rose from a low of $1.73 million in 1992 to $2.48 million in 1995. Within personnel expense, salaries and wages increased $4.7 million and related employee benefits increased $2.6 million.
     Net occupancy and equipment expense remained relatively constant for the years ended December 31, 1995 and 1994. Costs of converting acquired branches and systems are included in merger-related expense.
     A significant component of the decrease in other operating expenses was the $2.4 million decrease in deposit and other insurance expense due to the Federal Deposit Insurance Corporation lowering during 1995 certain bank deposit insurance premiums from .23% of deposits to .04%. The positive impact of the premium reduction will be tempered somewhat by a possible future special assessment(s) on banks to help bolster Savings Association Insurance Fund (the "SAIF"). At present, the Corporation anticipates a special one-time assessment of approximately $12 million. This amount assumes an assessment of .85% on the approximately $1.4 billion of deposits that are insured by the SAIF. These deposits were assumed through prior thrift acquisitions. Amortization of intangible assets included in other operating expenses increased $1.4 million from 1994's level due to a full year of amortization of intangible assets recorded in the First Federal acquisition in 1994.
     Other expenses, excluding merger-related expense, increased by $16.7 million in 1994 or 12.9% over 1993. This increase was due primarily to a full year of operating expenses for the 1993 Acquisitions' operations and three months of operating expenses for the First Federal acquisition. Deposit and other insurance expense increased $1.7 million due to increased deposit bases. However, as shown in Table 5, noninterest expense excluding merger-related expense decreased as a percentage of average assets from 3.58% in 1993 to 3.41% in 1994. Personnel expense increased $5.3 million in 1994 or 7.9% primarily as a result of the acquisition of First Federal and the 1993 Acquisitions. Other operating expense increased $10 million in 1994 due in part to increased legal and professional fees of $1.7 million, increased amortization of goodwill and other intangible assets of $1.3 million, and increased deposit and other insurance expense of $1.8 million.
     The Corporation's efficiency ratio (noninterest expense as a percentage of net interest income and other income) has improved over the past four years from 63.63% in 1991 to 56.56% in 1995 as shown in Table 5. Management will continue to
                                       13
closely monitor this ratio and anticipates continuing improvement as cost-containment programs continue to show positive results.
     Merger-related expense of $10.3 million was incurred in 1995 to effect the Merger and $1.1 million was incurred in 1994 to effect the First Federal acquisition. This expense category included severance and other employee benefit costs, costs related to branch closures, system conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $7.3 million for 1995 and $660,000 for 1994.
INCOME TAXES
     Income tax expense was $30.1 million in 1995, $30.8 million in 1994, and $21.9 million in 1993. The Corporation's effective income tax rate was 34.3%, 40.6% and 33.3% in 1995, 1994 and 1993, respectively. The effective income tax rate for 1995 was negatively impacted by non-deductible merger-related expense. The income tax expense recorded in 1994 included a one-time charge of $5.6 million for deferred tax liabilities recorded in anticipation of Security Capital's savings bank subsidiaries merging into its commercial bank subsidiary. Deferred tax assets of $17 million and deferred tax liabilities of $13.3 million are recorded on the Consolidated Balance Sheets as of December 31, 1995. The Corporation has determined that a valuation allowance for the deferred tax assets is not needed at December 31, 1995.
CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLES
     During 1993, the Corporation adopted two accounting standards, Statement of Financial Accounting Standards ("SFAS") No. 106 and SFAS No. 109, whose impacts on the financial position and results of operations of the Corporation were properly recorded as cumulative changes in accounting principles. Upon the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", the Corporation recorded a one-time charge of $2.3 million ($3.7 million pre-tax) in recognition of the entire accumulated postretirement benefit obligation. The Corporation's adoption of SFAS No. 109, "Accounting for Income Taxes", resulted in a favorable one-time benefit of $900,000.
FOURTH QUARTER RESULTS
     During the fourth quarter of 1995, the Corporation recorded net income of $17.1 million or $1.14 per share compared to 1994's fourth quarter results of $13.9 million or $.91 per share. Return on average assets was 1.37% in 1995 and 1.18% in 1994; return on average shareholders' equity was 16.25% in 1995 compared to 14.45% in 1994.
     Average assets for the three months ended December 31, 1995 totaled $4.9 billion, a 6.2% increase over the same period in 1994. Average earning assets increased by approximately the same percentage from $4.4 billion to $4.6 billion. The net interest margin for the fourth quarter of 1995 was 4.64%, a 13 basis point decline from 1994's 4.77%. The decrease was due primarily to a 60 basis point increase in the rate paid on interest-bearing liabilities which was not wholly offset by the 34 basis point increase in the rate earned on earning assets.
     Noninterest income as a percentage of average assets was 1.07% for the fourth quarter of 1995 compared to 1994's 1.08%. Noninterest expense as a percentage of average assets fell from 3.33% for the fourth quarter of 1994 to 2.99% for the same period in 1995. Consequently, the efficiency ratio for these periods in 1995 and 1994 was 55.00% and 60.21%, respectively.
     Income statements for each of the quarters in the five-quarter period ended December 31, 1995 are included in Table 6.
                                       14

TABLE 6
INCOME STATEMENTS FOR FIVE QUARTERS ENDED DECEMBER 31, 1995
(In Thousands Except Per Share Data)

                                                                                              Three Months Ended
                                                                                   12/31/95    9/30/95    6/30/95    3/31/95
Total interest income                                                              $ 98,495     96,545     95,607     92,867
Total interest expense                                                               46,463     45,884     45,386     41,671
Net interest income                                                                  52,032     50,661     50,221     51,196
Provision for loan and lease losses                                                   2,407      2,027      1,599      2,150
Net interest income after provision                                                  49,625     48,634     48,622     49,046
Service charges on deposits                                                           6,663      6,585      6,174      6,178
Trust income                                                                          1,557      1,560      1,499      1,728
Brokerage and insurance commissions                                                   1,118        841        946        897
Accretion of negative goodwill                                                          839        839        839        839
Other                                                                                 3,202      2,778      4,153      4,032
Securities gains (losses), net                                                            4         (5)       349     (1,326)
    Total other income                                                               13,383     12,598     13,960     12,348
Personnel                                                                            20,259     19,366     19,795     19,878
Occupancy and equipment                                                               4,705      5,428      5,242      5,554
Deposit and other insurance                                                           1,129        684      2,377      2,410
Amortization of intangible assets                                                     1,131      1,132      1,048        947
Merger-related expense                                                                   --         --     10,333         --
Other operating                                                                       9,893      9,714      8,942     10,256
    Total other expenses                                                             37,117     36,324     47,737     39,045
Income before income taxes                                                           25,891     24,908     14,845     22,349
Income taxes                                                                          8,828      8,198      5,657      7,450
Net income                                                                         $ 17,063     16,710      9,188     14,899
Net income per share                                                               $   1.14       1.12        .62        .99
                                                                              Three Months Ended
                                                                                  12/31/94
Total interest income                                                              88,259
Total interest expense                                                             38,326
Net interest income                                                                49,933
Provision for loan and lease losses                                                 3,210
Net interest income after provision                                                46,723
Service charges on deposits                                                         6,129
Trust income                                                                        2,407
Brokerage and insurance commissions                                                   562
Accretion of negative goodwill                                                        825
Other                                                                               2,410
Securities gains (losses), net                                                        382
    Total other income                                                             12,715
Personnel                                                                          18,466
Occupancy and equipment                                                             5,425
Deposit and other insurance                                                         2,423
Amortization of intangible assets                                                     947
Merger-related expense                                                                 --
Other operating                                                                    11,742
    Total other expenses                                                           39,003
Income before income taxes                                                         20,435
Income taxes                                                                        6,550
Net income                                                                         13,885
Net income per share                                                                  .91

FINANCIAL POSITION
    During 1995, the Corporation exceeded the $5 billion asset mark and ended the year with assets at $5.1 billion. Average assets for 1995 were $4.8 billion versus $4.3 billion in 1994. The five-year compound growth rate for period-end assets was 11.1% and for average assets was 10.8%. This growth rate was enhanced by the approximately $1.1 billion of assets added through acquisitions during the prior three years.
    Table 7 shows the year-end breakdown of the major categories of the loans and lease financing portfolio for the previous five years based upon regulatory classifications. Outstanding loans and lease financing increased $186 million over 1994's total. The loan mix at year-end 1995 is generally consistent with the loan mix at December 31, 1994. All of the 1995 loan growth was internally generated versus the $507.8 million loan growth in 1994 of which 26.1% was due to the First Federal acquisition. Substantially all loans are made on a secured basis with the exception of credit card receivables and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North Carolina except for credit card receivables which are offered on a nationwide basis and automobile loans which are offered in Georgia and Virginia through referrals from a major automobile insurance company. Lending officers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment and determine on a case-by-case or product-by-product basis whether to obtain collateral to provide an additional degree of security. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. There were no concentrations of loans exceeding 10% of total loans other than those categories in Table 7.
                                       15

TABLE 7
LOANS AND LEASE FINANCING
(In Thousands)

                                                                                            As of December 31
                                                                         1995         1994         1993         1992         1991
Commercial, financial and agricultural                                $  530,807      576,589      450,943      390,086      417,212
Real estate -- construction                                              465,245      356,361      230,480      181,856      182,025
Real estate -- mortgage                                                1,817,045    1,710,028    1,510,647    1,046,961      993,550
Instalment loans to individuals                                          305,455      288,161      256,086      225,500      254,281
Credit card receivables                                                  194,680      199,224      183,724      171,278      130,445
Lease financing                                                           37,223       33,433       25,062       24,241       29,767
    Total gross loans and lease financing                              3,350,455    3,163,796    2,656,942    2,039,922    2,007,280
Less: unearned income                                                      5,110        4,933        5,842        6,093        7,325
    Total loans and lease financing                                   $3,345,345    3,158,863    2,651,100    2,033,829    1,999,955

    Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to medium-sized companies. There is no substantial loan concentration in any one industry or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary decision factor, with additional reliance upon collateral values. Management expects moderate to strong growth in these categories during 1996 as the economy continues to strengthen. See Table 8 for a schedule of maturities and sensitivities of certain loan types to changes in interest rates.
    Real estate-mortgage loans consist primarily of loans secured by first or second deeds of trust on primary residences (73% of total real estate-mortgage loans). It is the Subsidiary Banks' general policy to retain primarily adjustable rate first mortgage loans within the portfolio. The remaining portion (27%) of real estate-mortgage loans are primarily for commercial purposes and often include the commercial borrower's real property in addition to other collateral. Management anticipates moderate growth in this category considering the lower interest rate environment experienced in 1995 and expected for 1996. TABLE 8
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(In Thousands)

                                                                                                  AS OF DECEMBER 31, 1995
                                                                                                COMMERCIAL,
                                                                                               FINANCIAL AND    REAL ESTATE-
                                                                                               AGRICULTURAL     CONSTRUCTION
Due in one year or less                                                                          $ 111,203          22,475
Due after one year through five years:
  Fixed interest rates                                                                             140,394          48,413
  Floating interest rates                                                                          182,991         348,095
Due after five years:
  Fixed interest rates                                                                              41,075          15,047
  Floating interest rates                                                                           55,144          31,215
    Total                                                                                        $ 530,807         465,245
                                                                                         As of December 31, 1995
                                                                                               TOTAL
Due in one year or less                                                                       133,678
Due after one year through five years:
  Fixed interest rates                                                                        188,807
  Floating interest rates                                                                     531,086
Due after five years:
  Fixed interest rates                                                                         56,122
  Floating interest rates                                                                      86,359
    Total                                                                                     996,052

    Instalment loans to individuals consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer's debt obligations, ability and willingness to repay and general economic trends in their decision to extend credit. Since 1993, the Corporation has had an alliance with a major automobile insurance company, which, through referrals from the insurance company, has increased the amount of automobile loans outstanding. During 1995, CCB signed an agreement to extend the market area for loan referrals from the automobile insurance company into Virginia.
    Credit card products offered within this category include revolving lines of credit, overdraft protection and traditional credit card services. The nationwide introduction of a new credit card product in 1993 that has interest rates lower than many competitors' contributed to the increase in credit card balances outstanding from 1992's level of $171.2 million. Management expects moderate growth in this line of business during 1996.
    The net leasing portfolio increased 12.7% in 1995 to $37.2 million. The leasing portfolio is not concentrated in any one line of business or type of equipment.
    Investment securities increased 2.9% to $1 billion at December 31, 1995. Average investment securities totaled 21.7% of total average earning assets for 1995 versus 25.1% for 1994 as a result of the previously discussed shift in the earning asset mix toward higher-earning loans and lease financing. Taxable securities remain the primary component of the portfolio.
                                       16

TABLE 9
INVESTMENT SECURITIES PORTFOLIO
(In Thousands)

                                                                                        As of December 31
                                                                            1995                     1994               1993
                                                                    AMORTIZED    CARRYING    Amortized    Carrying    Carrying
                                                                      COST        VALUE        Cost        Value       Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                                       $ 475,506     485,317      520,082     501,734     266,465
U.S. Government agencies and corporations                             440,565     448,033      265,553     256,077     242,353
Equity securities                                                      29,351      28,290       10,066       8,291      44,474
    Total securities available for sale                             $ 945,422     961,640      795,701     766,102     553,292
                                                             As of December 31, 1993
                                                                   Market
                                                                    Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                                      275,346
U.S. Government agencies and corporations                          243,368
Equity securities                                                   44,474
    Total securities available for sale                            563,188

MATURITY AND YIELD SCHEDULE AS OF DECEMBER 31, 1995

                                                                                 WEIGHTED
                                                                   CARRYING      AVERAGE
                                                                    VALUE        YIELD(1)
U.S. Treasury:
Within 1 year                                                      $120,134        6.23%
After 1 but within 5 years                                          337,739        6.55
After 5 but within 10 years                                          27,444        8.04
    Total U.S. Treasury                                             485,317        6.55
U.S. Government agencies and corporations:
Within 1 year                                                        15,049        6.31
After 1 but within 5 years                                          135,430        6.84
After 5 but within 10 years                                         277,709        7.54
After 10 years (2)                                                   19,845        9.25
    Total U.S. Government agencies and corporations                 448,033        6.89
Equity securities                                                    28,290        7.98
    Total securities available for sale                            $961,640        6.75%

                                                                                        As of December 31
                                                                             1995                  1994              1993
                                                                      CARRYING    MARKET    Carrying    Market     Carrying
                                                                       VALUE      VALUE      Value       Value      Value
SECURITIES HELD TO MATURITY
U.S. Treasury                                                         $     --        --      43,622     41,669     305,180
U.S. Government agencies and corporations                                   --        --      96,297     92,590      53,085
States and political subdivisions                                       76,745    81,714      83,591     83,158      60,363
Corporate debt and other securities                                      1,347     1,346      20,670     20,641      13,851
    Total securities held to maturity                                 $ 78,092    83,060     244,180    238,058     432,479

                                                              As of December 31, 1993
                                                                     Market
                                                                      Value
SECURITIES HELD TO MATURITY
U.S. Treasury                                                        310,759
U.S. Government agencies and corporations                             53,503
States and political subdivisions                                     65,466
Corporate debt and other securities                                   13,871
    Total securities held to maturity                                443,599

MATURITY AND YIELD SCHEDULE AS OF DECEMBER 31, 1995

                                                                                 WEIGHTED
                                                                     CARRYING    AVERAGE
                                                                      VALUE      YIELD(1)
States and political subdivisions:
Within 1 year                                                        $    110      12.80%
After 1 but within 5 years                                              7,377      10.17
After 5 but within 10 years                                            21,593       5.64
After 10 years                                                         47,665       3.19
    Total states and political subdivisions                            76,745       4.56
Corporate debt securities:
Within 1 year                                                           1,347       5.07
    Total securities held to maturity                                $ 78,092       4.57%

(1) The weighted average yield is computed on a taxable equivalent basis using 35% federal and 7.75% state tax rates where applicable.
(2) The amount shown consists primarily of Government National Mortgage Association securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.
                                       17

     The Corporation segregates debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities held to maturity totaled $78.1 million or 7.5% of the total investment securities portfolio at December 31, 1995. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Corporation had no trading securities at December 31, 1995 or 1994 or at any time during those years. Debt and equity securities not classified as either held to maturity or as trading securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of taxes. At December 31, 1995, securities available for sale totaled $961.6 million or 92.5% of the total investment securities portfolio. Due to lower market rates during 1995, the mark-to-market adjustment for available for sale securities totaled $16.2 million at December 31, 1995 and resulted in $9.8 million being added to total shareholders' equity after applying applicable taxes. As of December 31, 1994, the mark-to-market adjustment for available for sale securities totaled $(29.6) million and resulted in a $18.6 million decrease in total shareholders' equity after applying applicable tax benefits. The Corporation does not currently anticipate selling a significant amount of the securities available for sale in the near future. Future fluctuations in shareholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale. The Corporation did not reclassify any securities between categories during 1995 with the exception of $139.7 million of investments that Security Capital had classified as held to maturity that the Corporation reclassified as available for sale in accordance with its securities classification policies. These securities were marked to their market value upon their reclassification.
     Average deposits rose in 1995 to $4.1 billion from $3.7 billion in 1994. The largest increases were experienced in average money market accounts, $177.4 million, and average retail time deposits, $189.8 million. As a percentage of average total deposits, interest-bearing deposits remained relatively constant at 88.1% in 1995 versus 87.7% in 1994. Demand deposits on average grew $40.2 million in 1995.
     In October 1995, CCB opened its first in-store banking office in a newly constructed Harris Teeter supermarket in Wilmington, North Carolina. In the next several months, CCB anticipates opening four additional in-store banking offices in new Harris Teeter stores in Cary, Greensboro (2), and Winston-Salem, North Carolina. These banking offices will have extended hours during the weekdays and on weekends. CCB considers these in-store banking offices to be new sources of deposits and loans as well as a convenient source of services for current customers.
     In November 1995, CCB entered into an agreement to sell four branch offices to another North Carolina financial institution. The transaction, which will consist of the sale of all deposit accounts (approximately $60 million) and fixed assets, is expected to be completed during the second quarter of 1996, subject to regulatory approval. The branches to be sold are located outside of CCB's primary market area.
     The Corporation's ratio of long-term debt to shareholders' equity decreased slightly and stood at 18.2% at December 31, 1995 compared to 25.8% at December 31, 1994. During 1995, the Corporation repurchased and retired $7 million of its $40 million of 6.75% subordinated notes issued during 1993. This early retirement resulted in a net gain of $800,000.
     The Corporation has notified holders of the collateralized mortgage obligations (the "CMO's") issued by HMAC that the CMO's will be redeemed as of February 1, 1996, their earliest redemption date. As of December 31, 1995, $8.9 million of CMO's were outstanding. Subsequent to the CMO's redemption, HMAC will be dissolved.
CAPITAL RESOURCES
     The Corporation's capital position has historically been strong as evidenced by the Corporation's ratios of average shareholders' equity to average total assets of 8.26% and 8.91% for 1995 and 1994, respectively. Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be "Tier 1" capital, principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder, "Tier 2" capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general reserve for loan and lease losses. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.
                                       18

     The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. Table 10 shows that the Corporation and the Subsidiary Banks significantly exceeded all risk-based capital requirements at December 31, 1995 and 1994. Graham Savings' capital ratios decreased significantly from 1994's levels due to a return of capital to the Corporation in the form of a dividend, and CCB-Ga.'s capital ratios decreased due to higher asset levels without corresponding increases in capital, but their capital ratios still exceed the risk-based capital requirements.
TABLE 10
CAPITAL RATIOS

                                                                                                                         Regulatory
                                                                                                       1995     1994      Minimum
Tier I Capital:                                                                                                              4.00%
  Corporation                                                                                          10.41%   10.80
  CCB                                                                                                  10.56    12.88
  Graham Savings                                                                                       19.73    37.70
  CCB-Ga.                                                                                               7.99    23.05
Total Capital:                                                                                                               8.00
  Corporation                                                                                          12.47    13.27
  CCB                                                                                                  11.96    14.73
  Graham Savings                                                                                       21.37    39.40
  CCB-Ga.                                                                                               9.09    23.70
Leverage:                                                                                                                    4.00
  Corporation                                                                                           7.89     7.26
  CCB                                                                                                   7.98     7.19
  Graham Savings                                                                                       10.07    18.53
  CCB-Ga.                                                                                              33.30    36.14

    The Subsidiary Banks also have the highest rating in regards to the FDIC insurance assessment and, accordingly, pay the lowest deposit insurance premium.
    The Corporation's primary source of additional equity capital has historically been the retention of earnings which added $35.7 million, $27.5 million and $27.7 million to capital in 1995, 1994 and 1993, respectively. However, during 1993, issuances of common stock, net of repurchases, totaling $39.9 million, were the primary source of additional equity capital. The common stock proceeds in 1993 were derived from the conversion of convertible subordinated debentures and issuances for the 1993 Acquisitions and from a public offering. Table 11 presents the rate of internal capital growth for the Corporation for each of the five previous years. This growth rate increased to 10.79% in 1995 from 1994's 8.29%.
TABLE 11
RATE OF INTERNAL CAPITAL GROWTH

                                                                                        Years Ended December 31
                                                                         1995(1)       1994(1)(2)        1993(3)         1992
Average assets to average equity                                          12.10X          11.22            10.93         10.70
  x
Return on average assets                                                   1.35%           1.20             1.22          1.14
  =
Return on average shareholders' equity                                    16.34%          13.46            13.33         12.20
  x
Earnings retained                                                         66.06%          61.57            66.00         64.63
  =
Rate of internal capital growth                                           10.79%           8.29             8.80          7.88
                                                                Years Ended December 31,
                                                                        1991
Average assets to average equity                                        11.23
  x
Return on average assets                                                 1.10
  =
Return on average shareholders' equity                                  12.32
  x
Earnings retained                                                       67.26
  =
Rate of internal capital growth                                          8.29

(1) Excludes merger-related expense incurred in 1995 in connection with the Corporation's merger with Security Capital totaling $7.3 million after-tax and expense incurred in 1994 in connection with Security Capital's acquisition of First Federal totaling $660,000 after-tax.
(2) Excludes a one-time charge of $5.6 million of deferred tax liabilities recorded in anticipation of the merger of Security Capital's three savings bank subsidiaries into its commercial bank subsidiary.
(3) Excludes the impact of cumulative changes in accounting principles from the adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 109, Accounting for Income Taxes.
                                       19

     The Corporation's common stock is traded on The Nasdaq Stock Market under the symbol CCBF. At December 31, 1995, the Corporation had 6,822 shareholders of record.
     In connection with the Merger, the Corporation repurchased and immediately retired approximately 518,000 shares of its outstanding common stock repurchased at an aggregate purchase price of $20 million during the period of November 1994 through May 1995. The shares were repurchased through open market transactions. TABLE 12
STOCK PRICES AND DIVIDENDS

                                                                                                                            Cash
                                                                                                Prices                    Dividends
1995                                                                                High          Low         Close       Declared
FIRST QUARTER                                                                      $ 38.75        34.00        38.50         .34
SECOND QUARTER                                                                       42.75        38.00        41.75         .34
THIRD QUARTER                                                                        51.63        41.75        51.13         .38
FOURTH QUARTER                                                                       56.50        48.50        55.50         .38
1994
First Quarter                                                                      $ 37.50        32.75        35.00         .32
Second Quarter                                                                       40.00        33.25        39.75         .32
Third Quarter                                                                        44.50        39.25        43.50         .34
Fourth Quarter                                                                       44.00        32.75        34.75         .34

    Dividends have been increased during each of the three previous years from $1.24 per share in 1993, to $1.32 in 1994, and to $1.44 in 1995. This continues the Corporation's thirty-one year trend of annual dividend increases. Dividends paid as a percentage of operating earnings (net income excluding merger-related expense and one-time tax charges) equaled 33.94%, 34.24%, and 35.09% for the years ended 1995, 1994 and 1993, respectively. The Corporation's dividend guideline is to pay approximately 30 to 40% of operating earnings in dividends. Management feels that this policy provides a reasonable cash return to shareholders and at the same time maintains sufficient equity to support future growth and expansion.
    Capital expenditures for new and improved facilities as well as furniture and equipment amounted to approximately $9.9 million in 1995, $8.6 million in 1994 and $9.6 million in 1993. There were no significant capital resource commitments at December 31, 1995 other than the operating lease commitments specified in Note 14 to the Consolidated Financial Statements.
ASSET QUALITY
    Continuing improvement has been realized in the levels of nonperforming and risk assets over the prior four years. Nonperforming assets (nonaccrual loans and lease financing, other real estate acquired through loan foreclosure and restructured loans and lease financing) and risk assets (nonperforming assets plus accruing loans and lease financing 90 days or more past due) at the end of each of the previous five years are presented in Table 13. At December 31, 1995, risk assets amounted to $16.2 million, $3.8 million lower than 1994's level of $20.0 million. Risk assets to total assets were .32%, .42% and .63% at December 31, 1995, 1994 and 1993, respectively. The reserve for loan and lease losses to risk assets was 2.69 times at December 31, 1995 compared to 2.05 times and 1.30 times at December 31, 1994 and 1993, respectively. Real estate acquired through loan foreclosures decreased to $2.5 million at December 31, 1995 from $10.9 million at December 31, 1991. No material losses from the remaining foreclosures are anticipated at present. In the opinion of management, all loans and lease financing, where serious doubts exist as to the ability of borrowers to comply with the present repayment terms, are included in Table 13.
                                       20

TABLE 13
NONPERFORMING AND RISK ASSETS
(In Thousands)

                                                                                                  As of December 31
                                                                                    1995       1994      1993      1992      1991
Nonaccrual loans and lease financing (1)                                           $ 9,616    10,835    14,548    13,574    19,389
Other real estate acquired through loan foreclosures                                 2,467     5,115     8,984    10,279    10,902
Restructured loans and lease financing                                                  --       129       186       565     1,843
  Total nonperforming assets                                                        12,083    16,079    23,718    24,418    32,134
Accruing loans and lease financing 90 days or more past due                          4,120     3,913     2,664     4,251     6,355
  Total risk assets                                                                $16,203    19,992    26,382    28,669    38,489
Ratio of nonperforming assets to:
  Loans and lease financing outstanding and other real estate acquired through
    loan foreclosures                                                                  .36%      .51       .90      1.20      1.60
  Total assets                                                                         .24       .34       .57       .76      1.05
Ratio of total risk assets to:
  Loans and lease financing outstanding and other real estate acquired through
    loan foreclosures                                                                  .48       .63      1.00      1.40      1.92
  Total assets                                                                         .32       .42       .63       .89      1.25
Reserve for loan and lease losses to total risk assets                                2.69X     2.05      1.30       .90       .60

(1) For the year ended December 31, 1995, gross interest income that would have been recorded during the year on the nonaccrual loans and lease financing listed above, if the loans and lease financing had been current in accordance with their original terms, would have amounted to approximately $685,000. Gross interest income included in net income on these nonaccrual and restructured loans and lease financing amounted to approximately $65,000 for the year ended December 31, 1995. This amount also includes interest from prior years collected during 1995.
     The Corporation's general nonaccrual policy is to place business credits in a nonaccrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is ninety days or more past due (unless management determines that the collectibility is not reasonably considered in doubt). Generally, instalment loans to individuals and credit card receivables which are past due more than ninety and 120 days, respectively, are considered nonaccrual and are charged-off.
     Table 14 presents a summary of loss experience and the reserve for loan and lease losses for the previous five years. Loss experience, as measured by net charge-offs to average loans and lease financing outstanding, has shown significant improvement during the past five years. This ratio was stable during 1995 and 1994 at .17% and compares to .20% in 1993. Net charge-offs in the five-year period ended 1995 occurred primarily in instalment loans to individuals and credit card receivables. The out-of-market credit risk from credit card receivables, which are offered on a nationwide basis, is considered in the Corporation's review of the adequacy of the reserve for loan and lease losses.
     Provisions for loan and lease losses amounted to $8.2 million, $9.3 million and $7.1 million in 1995, 1994 and 1993, respectively. The provision for loan and lease losses increased significantly in 1994 due to the $372 million increase (excluding loans acquired from First Federal) in the loan and lease financing portfolio from year-end 1993. Reserves recorded through the First Federal acquisition totaled $2.5 million. As noted in Table 13, the ratio of the reserve for loan and lease losses to total risk assets has improved significantly during the periods presented as a result of the Corporation's credit risk management policies and general improvements in the economy. An allocation of the reserve for loan and lease losses as of the end of the previous five years is presented in Table 15.
     In January 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". SFAS No. 114 prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. When a loan is impaired, a creditor must measure impairment based on (1) the present value of the impaired loan's expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral for a collateral-dependent loan. Any measurement losses are to be recognized through additions to the allowance for loan losses. SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosure about how a creditor recognizes interest income related to impaired loans. The adoption of SFAS Nos. 114 and 118 required no increase to the reserve for loan and lease losses and had no impact on net income for 1995. At December 31, 1995, impaired loans amounted to $14.5 million. The related reserve for loan and lease losses on these loans amounted to $2.3 million.
                                       21

TABLE 14
SUMMARY OF LOAN AND LEASE FINANCING LOSS EXPERIENCE
AND THE RESERVE FOR LOAN AND LEASE LOSSES
(In Thousands)

                                                                                         Years Ended December 31
                                                                         1995         1994         1993         1992         1991
BALANCE AT BEGINNING OF YEAR                                        $   41,046       34,190       25,936       23,171       20,966
Loan and lease losses charged to reserve:
  Commercial, financial and agricultural                                  (113)        (168)        (443)      (1,377)      (2,035)
  Real estate -- construction                                             (392)        (567)        (412)        (255)        (552)
  Real estate -- mortgage                                                 (294)        (767)        (787)        (636)        (535)
  Instalment loans to individuals                                       (2,284)      (1,994)      (2,032)      (2,166)      (3,395)
  Credit card receivables                                               (4,030)      (3,121)      (2,738)      (2,629)      (2,132)
  Lease financing                                                          (71)         (84)        (160)        (158)        (393)
    Total loan and lease losses charged to reserve                      (7,184)      (6,701)      (6,572)      (7,221)      (9,042)
Recoveries of loans and leases previously charged-off:
  Commercial, financial and agricultural                                   100          129          311          495          368
  Real estate -- construction                                               38           60           59           16          113
  Real estate -- mortgage                                                   77          224          252           97          132
  Instalment loans to individuals                                          570          590          672          771          556
  Credit card receivables                                                  733          684          596          572          375
  Lease financing                                                           15           91           58          204          162
    Total recoveries of loans and leases previously charged-off          1,533        1,778        1,948        2,155        1,706
Net charge-offs                                                         (5,651)      (4,923)      (4,624)      (5,066)      (7,336)
Provision charged to operations                                          8,183        9,279        7,106        7,831        9,331
Reserves related to acquisitions                                            --        2,500        5,772           --          210
BALANCE AT END OF YEAR                                              $   43,578       41,046       34,190       25,936       23,171
Loans and lease financing outstanding at end of year                $3,345,345    3,158,863    2,651,100    2,033,829    1,999,995
Ratio of reserve for loan and lease losses to loans and lease
  financing outstanding at end of year                                    1.30%        1.30         1.29         1.28         1.16
Average loans and lease financing outstanding                       $3,251,613    2,823,525    2,299,599    2,018,812    1,979,879
Ratio of net charge-offs of loans and lease financing to average
  loans and lease financing                                                .17%         .17          .20          .25          .37

    Management feels that the reserve for loan and lease losses is adequate to absorb known and inherent risks in the loans and lease financing portfolio. A key tool in controlling loan losses is the Corporation's loan grading system that begins at the inception of the credit relationship. Under this grading system, substantially all credit relationships greater than $100,000 (excluding residential mortgage and home equity lines) are assigned grades that direct the timing and intensity of loan review activity throughout the life of the relationship. All relationships are reviewed at least annually. Relationships that have the lowest grade are reviewed each thirty days. Management periodically reviews the adequacy of the reserve through a model which incorporates the results of credit reviews, historical loss experience and other factors. Based on this review, the loan and lease loss reserve is adequate to cover known and inherent losses in the loan portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the reserve for loan and lease losses based on information available at the examination date. LIQUIDITY AND INTEREST-SENSITIVITY
    Liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends, debt service and other commitments and operate the organization on an ongoing basis. Funds are primarily provided by the Subsidiary Banks through financial resources from operating activities, expansion of the deposit base, borrowing funds in money market operations and through the sale or maturity of assets.
                                       22

TABLE 15
ALLOCATION OF THE RESERVE FOR LOAN AND LEASE LOSSES (1)
(In Thousands)

                                                                      As of December 31
                                              1995                     1994                     1993              1992
                                                 % OF LOANS               % of Loans               % of Loans
                                     AMOUNT OF   AND LEASES   Amount of   and Leases   Amount of   and Leases   Amount of
                                      RESERVE     IN EACH      Reserve     in Each      Reserve     in Each      Reserve
                                     ALLOCATED    CATEGORY    Allocated    Category    Allocated    Category    Allocated
Loan Type
Commercial, financial and
  agricultural                        $ 7,780        15.9%       7,372        18.3        6,070        17.0        4,980
Real estate -- construction             5,465        13.9        5,005        11.3        4,408         8.7        3,413
Real estate -- mortgage                13,606        54.4       12,923        54.1       10,347        57.0        6,165
Instalment loans to individuals         5,334         9.1        4,724         9.1        4,436         9.7        4,290
Credit card receivables                 4,480         5.8        4,229         6.3        3,510         6.9        3,237
Lease financing                           503          .9          559          .9          552          .7          383
Unallocated portion of reserve          6,410       --           6,234       --           4,867       --           3,468
    Total                             $43,578       100.0%      41,046       100.0       34,190       100.0       25,936
                                             As of December 31,
                                                           1991
                                     % of Loans               % of Loans
                                     and Leases   Amount of   and Leases
                                      in Each      Reserve     in Each
                                      Category    Allocated    Category
Loan Type
Commercial, financial and
  agricultural                           19.2        5,383        20.9
Real estate -- construction               8.9        3,327         9.1
Real estate -- mortgage                  51.5        4,685        49.7
Instalment loans to individuals          11.1        4,200        12.7
Credit card receivables                   8.4        2,385         6.5
Lease financing                            .9          608         1.1
Unallocated portion of reserve          --           2,583       --
    Total                               100.0       23,171       100.0

(1) The allocation of the reserve for loan and lease losses by loan type is based on management's on-going evaluation of the adequacy of the reserve for loan and lease losses as referenced above. Since the factors involved in such evaluation are subject to change, the allocation of the reserve to the respective loan types is not necessarily indicative of future losses in each loan type. Additionally, no assurances can be made that the allocation shown will be indicative of future allocations.
     Net cash provided by operating activities and deposits from customers have historically been primary sources of liquidity for the Corporation. Net cash provided by operating activities amounted to approximately $102.9 million, $87.5 million and $47.4 million in 1995, 1994 and 1993, respectively. Average total deposits have grown by $472.4 million, $539.1 million and $449 million during the three previous years. The majority of the deposit growth was due to the First Federal and 1993 Acquisitions which had combined deposits of $966 million as of their respective acquisition dates. Average certificates of deposit in denominations of $100,000 or more still comprise a relatively small percentage of average total deposits (6.9% in 1995 compared to 1994's 5.9%). These deposits increased on the average $68.3 million from 1994 to 1995 as they were used to help fund increased loan demand. Management intentionally keeps the Corporation's reliance on the higher-cost large certificates of deposit low because of the availability of less expensive sources of funding and considers them a secondary source of liquidity that can be obtained as needed.
     At December 31, 1995, time certificates of deposit in amounts of $100,000 or more were approximately $294.8 million. The following is a remaining maturity schedule of these deposits (in thousands):

                                                                  Over 6
                                                      Over 3     Through
                                         3 Months    Through        12
                                         or Less     6 Months     Months      Total
Jumbo deposits                           $ 42,446     99,239      153,143    $294,828

     The Subsidiary Banks do not rely heavily on borrowing funds in money market operations such as federal funds purchased or repurchase agreements to provide liquidity. The Subsidiary Banks have historically been a net seller of federal funds and only rarely purchased federal funds to meet liquidity requirements. Correspondent relationships are maintained with several larger banks in order to have access to federal funds purchases when needed. Also available as liquidity sources are access to the Federal Reserve discount window and a $600 million line of credit maintained with the Federal Home Loan Bank (the "FHLB") which is secured by a blanket collateral agreement on CCB's mortgage loan portfolio. The Corporation's average short-term investments net of average short-term borrowings were $153.9 million, $82.5 million and $89.4 million in the years ended December 31, 1995, 1994 and 1993, respectively. Outstanding long-term FHLB advances decreased by $7.8 million at December 31, 1995 to $37 million. The FHLB advances were drawn primarily to fund matched-maturity loans.
     Maturities of securities held for investment and sales and maturities of securities categorized as available for sale are other sources of liquidity. Securities with carrying values of $136.6 million mature in 1996. The available for sale portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government agencies and corporations and investments in mutual funds. Securities available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.
                                       23

     Liquidity at the Parent Company level is provided through cash dividends from the Subsidiary Banks, the repayment of demand notes payable to the Parent Company from the Subsidiary Banks and the capacity of the Parent Company to raise additional funds as needed.
     In addition to ensuring adequate liquidity, the Corporation is concerned with the management of its balance sheet to maintain relatively stable net interest margins despite changes in the interest rate environment. Responsibility for both liquidity and interest-sensitivity management rests with the Corporation's Asset/Liability Management Committee ("ALCO") comprised of senior management. ALCO reviews the Corporation's interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Determining and monitoring the appropriate balance between interest-sensitive assets and interest-sensitive liabilities and the impact on earnings of changes in interest rates is accomplished through ALCO's use of Gap Analysis and Simulation Analysis.
     Gap Analysis measures the interest-sensitivity of assets and liabilities at a given point in time. The interest-sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. Prepayments of loans and certain investment securities and early withdrawals of deposits represent options which may or may not be exercised. Due to the uncertain nature of prepayments and early withdrawals, ALCO has chosen to exclude them from consideration in the review of Gap Analysis. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 10% of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of the Corporation's interest-sensitivity position at December 31, 1995 is presented in Table 16. At December 31, 1995, the Corporation had a cumulative "negative gap" (interest-sensitive liabilities exceeding interest-sensitive assets) of $487.9 million or 10.27% of total earning assets over a twelve-month horizon. The ratio of interest-sensitive assets to interest-sensitive liabilities was .85x. Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and management's reaction in response to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on the Corporation's earnings, ALCO uses Simulation Analysis.
     Simulation Analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates for the Corporation under multiple interest rate scenarios. To measure the sensitivity of the Corporation's earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. As a matter of policy, ALCO has stated that the maximum negative impact to net income from a positive or negative 1% change in interest rates over a 12-month period should not exceed 12%, which was achieved in 1995. ALCO actually manages earnings sensitivity, however, with a targeted goal of only a 2% to 3% impact on net income. If simulation results show that earnings sensitivity exceeds the targeted limits, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.
     Management uses both on- and off-balance sheet strategies to manage the balance sheet in accordance with their projected interest rate environment. The most efficient and cost-effective method of on-balance sheet management is creating desired maturity and repricing streams through the strategic pricing of interest-earning and interest-bearing on-balance sheet products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure that the Corporation has a proper mix of fixed and variable rate products. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of the Corporation's funding sources. As of year-end, approximately 30.3% of all loans reprice or mature within 30 days. See Table 8 for additional detail regarding loan maturity and sensitivity to changes in interest rates at December 31, 1995.
                                       24

TABLE 16
INTEREST-SENSITIVITY ANALYSIS (1)
(In Thousands)

                                                                          December 31, 1995
                                                                                             6 Month                    Non-
                                         30 Day       60 Day       90 Day       6 Month     to 1 Year      Total      Interest
                                       Sensitive     Sensitive    Sensitive    Sensitive    Sensitive    Sensitive    Sensitive
EARNING ASSETS:
Time deposits in other banks           $   72,031           --           --           --          100       72,131           --
Federal funds sold and other
  short-term investments                  308,082           --           --           --           --      308,082           --
Investment securities (2)                  84,097       43,441       53,293       66,051       89,071      335,953      687,561
Loans and lease financing               1,013,695      432,588       49,995      155,209      330,059    1,981,546    1,363,799
  Total earning assets                  1,477,905      476,029      103,288      221,260      419,230    2,697,712    2,051,360
INTEREST-BEARING LIABILITIES:
Savings deposits                        1,558,852           --           --           --           --    1,558,852           --
Other time deposits                       167,862      169,845      140,663      380,726      568,427    1,427,523      772,858
Short-term borrowed funds                 177,959           --           --           --           --      177,959           --
Long-term debt                                 75        8,949        1,073        7,728        3,462       21,287       57,706
  Total interest-bearing liabilities    1,904,748      178,794      141,736      388,454      571,889    3,185,621      830,564
INTEREST-SENSITIVITY GAP               $ (426,843)     297,235      (38,448)    (167,194)    (152,659)    (487,909)
CUMULATIVE GAP                         $ (426,843)    (129,608)    (168,056)    (335,250)    (487,909)
CUMULATIVE RATIO OF
  INTEREST-SENSITIVE ASSETS TO
  INTEREST-SENSITIVE LIABILITIES              .78x         .94          .92          .87          .85
CUMULATIVE GAP TO TOTAL EARNING
  ASSETS                                    (8.99)%      (2.73)       (3.54)       (7.06)      (10.27)
                                    December 31,1995
                                         Total
EARNING ASSETS:
Time deposits in other banks             72,131
Federal funds sold and other
  short-term investments                308,082
Investment securities (2)             1,023,514
Loans and lease financing             3,345,345
  Total earning assets                4,749,072
INTEREST-BEARING LIABILITIES:
Savings deposits                      1,558,852
Other time deposits                   2,200,381
Short-term borrowed funds               177,959
Long-term debt                           78,993
  Total interest-bearing liabilities  4,016,185
INTEREST-SENSITIVITY GAP
CUMULATIVE GAP
CUMULATIVE RATIO OF
  INTEREST-SENSITIVE ASSETS TO
  INTEREST-SENSITIVE LIABILITIES
CUMULATIVE GAP TO TOTAL EARNING
  ASSETS

(1) Assets and liabilities that mature in six months or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market of $16,218,000 for available for sale securities is not included.
     Within the Corporation's overall interest rate risk management strategy, off-balance sheet derivatives have been and may be used in the future as a cost- and capital-efficient way to manage interest rate sensitivity by modifying the repricing or maturity of on-balance sheet assets or liabilities. As of December 31, 1995, the Corporation did not have any off-balance sheet derivative financial instruments. Although such financial instruments would not expose the Corporation to credit risk equal to the notional amount of the contracts, the Corporation would be exposed to credit risk to the extent of the fair value of the unrealized gain (if any) in the off-balance sheet derivative instrument if the counterparty failed to perform. Credit risk resulting from a counterparty's nonperformance of any contracts would be monitored through routine review of the counterparty's financial ratings.
     The Corporation has not experienced any liquidity problems in the past nor are problems anticipated in the future. Reliance will continue to be placed on the same funding sources, primarily financial resources provided by operating activities and expansion of the "core" deposit base. Management will continue to monitor the Corporation's interest-sensitivity position with goals of ensuring adequate liquidity while at the same time seeking profitable spreads between the yields on funding uses and the rates paid for funding sources.
                                       25

SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA
     The Six Year Summary of Selected Financial Data appearing in Table 17 provides a summary of the Corporation's operations for the past six years. Prior year amounts have been restated to reflect the Merger, consummated on May 19, 1995, and the three for two stock split effected in the form of a 50% stock dividend paid October 1, 1992. Cash dividends per share have not been restated. Reviewing this schedule and the financial ratios included therein allows the reader to compare the results of one year with those of other years and to compare the Corporation's performance with that of other banks and bank holding companies.
OTHER ACCOUNTING MATTERS
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"), on May 12, 1995. SFAS No. 122 provides guidance for recognition of mortgage servicing rights ("MSR") as an asset when a mortgage loan is sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. This eliminates the previously existing accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Impairment of the recorded MSR is to be measured periodically using a current fair value applied to each stratum of the disaggregated mortgage-servicing portfolio. Provisions of SFAS No. 122 will be effective for fiscal years ending after December 15, 1995. While earlier is allowed, the Corporation will not adopt SFAS No. 122 until January 1, 1996. The Corporation is unable to estimate the impact of SFAS No. 122 as of December 31, 1995 as its impact is dependent upon the number of mortgage loans originated and sold with servicing retained and financial market factors.
     SFAS No. 123, "Accounting for Stock-Based Compensation", was issued on October 23, 1995 and establishes a fair value method of accounting for such compensation plans. Stock-based compensation plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Under SFAS No. 123, these types of transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. While SFAS No. 123 encourages all entities to adopt the fair value method of accounting, it does allow an entity to continue to measure the compensation cost of stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans (the most common type of stock compensation plan) have no intrinsic value at grant date, and under APB Opinion No. 25 no compensation cost is recognized. Entities electing to continue using the guidance under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied. The requirements of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. The Corporation intends to continue measuring stock compensation expense under APB Opinion No. 25.
                                       26

TABLE 17
SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In Thousands Except Per Share Data)

                                                                             Years Ended December 31
                                                           1995         1994          1993          1992          1991
SUMMARY OF OPERATIONS
Interest income                                          $383,514       309,899       254,912       241,589       269,638
Interest expense                                          179,404       126,366       101,956       105,766       143,989
Net interest income                                       204,110       183,533       152,956       135,823       125,649
Provision for loan and lease losses                         8,183         9,279         7,106         7,831         9,331
Net interest income after provision                       195,927       174,254       145,850       127,992       116,318
Other income                                               53,267        48,630        46,617        39,570        41,261
Net investment security gains (losses)                       (978)          357         2,962         2,073           605
Other expenses (1)                                        160,223       147,287       129,452       116,114       110,983
Income before income taxes and cumulative changes in
 accounting principles                                     87,993        75,954        65,977        53,521        47,201
Income taxes (2)                                           30,133        30,843        21,913        18,238        14,470
Income before cumulative changes in accounting
 principles                                                57,860        45,111        44,064        35,283        32,731
Cumulative changes in accounting principles (3)                --            --        (1,371)           --            --
Net income                                               $ 57,860        45,111        42,693        35,283        32,731
PER SHARE
Income before cumulative changes in accounting
 principles:
 Primary                                                 $   3.87          2.94          3.10          2.60          2.42
 Fully diluted (4)                                           3.87          2.94          3.05          2.52          2.35
Net income:
 Primary                                                     3.87          2.94          3.00          2.60          2.42
 Fully diluted (4)                                           3.87          2.94          2.95          2.52          2.35
Cash dividends                                               1.44          1.32          1.24          1.14         1.047
Book value                                                  28.98         24.75         24.43         22.42         20.66
Average shares outstanding (000's):
 Primary                                                   14,949        15,354        14,230        13,580        13,539
 Fully diluted (4)                                         14,949        15,354        14,612        14,494        14,476
                                                          Years Ended
                                                          December 31
                                                                       Five
                                                                       Year
                                                                     Compound
                                                                      Growth
                                                         1990         Rate %
SUMMARY OF OPERATIONS
Interest income                                          281,658        6.4
Interest expense                                         161,468        2.1
Net interest income                                      120,190       11.2
Provision for loan and lease losses                        7,965         .5
Net interest income after provision                      112,225       11.8
Other income                                              36,310        8.0
Net investment security gains (losses)                       905       --
Other expenses (1)                                       102,252        9.4
Income before income taxes and cumulative changes in
 accounting principles                                    47,188       13.3
Income taxes (2)                                          15,378       14.4
Income before cumulative changes in accounting
 principles                                               31,810       12.7
Cumulative changes in accounting principles (3)               --       --
Net income                                                31,810       12.7
PER SHARE
Income before cumulative changes in accounting
 principles:
 Primary                                                    2.35       10.5
 Fully diluted (4)                                          2.29       11.1
Net income:
 Primary                                                    2.35       10.5
 Fully diluted (4)                                          2.29       11.1
Cash dividends                                              .987        7.8
Book value                                                 18.97        8.8
Average shares outstanding (000's):
 Primary                                                  13,513        2.0
 Fully diluted (4)                                        14,451         .7

AVERAGE BALANCES
Assets                                                  $4,811,108     4,297,775     3,613,333     3,095,352     2,983,978
Loans and lease financing                                3,251,613     2,823,525     2,299,599     2,018,812     1,979,879
Earning assets                                           4,521,780     4,021,814     3,365,274     2,875,280     2,766,431
Deposits                                                 4,148,526     3,676,139     3,137,037     2,687,980     2,584,251
Interest-bearing liabilities                             3,824,793     3,376,509     2,820,219     2,412,176     2,368,185
Shareholders' equity                                       397,504       382,884       330,679       289,291       265,743
SELECTED PERIOD END ASSETS AND LIABILITIES
Assets                                                  $5,089,786     4,720,688     4,186,578     3,225,929     3,072,968
Loans and lease financing                                3,345,345     3,158,863     2,651,100     2,033,829     1,999,955
Reserve for loan and lease losses                           43,578        41,046        34,190        25,936        23,171
Deposits                                                 4,297,411     4,057,680     3,601,227     2,802,141     2,660,737
Shareholders' equity                                       433,517       371,151       375,224       306,773       279,992
RATIOS
Income before cumulative changes in accounting
 principles to:
 Average assets                                               1.20%         1.05          1.22          1.14          1.10
 Average shareholders' equity                                14.56         11.78         13.33         12.20         12.32
Net income to:
 Average assets                                               1.20          1.05          1.18          1.14          1.10
 Average shareholders' equity                                14.56         11.78         12.91         12.20         12.32
Net interest margin, taxable equivalent                       4.70          4.75          4.76          4.88          4.72
Net loan and lease losses to average loans and lease
 financing                                                     .17           .17           .20           .25           .37
Dividend payout ratio                                        37.21         44.90         41.33         43.85         43.26
AVERAGE BALANCES
                                                           Years Ended
                                                           December 31
                                                                   Five Year
                                                                   Compounded
                                                                     Growth
                                                       1990          Rate %
Assets                                                2,881,320       10.8
Loans and lease financing                             1,899,844       11.3
Earning assets                                        2,652,924       11.3
Deposits                                              2,504,225       10.6
Interest-bearing liabilities                          2,277,839       10.9
Shareholders' equity                                    243,352       10.3
SELECTED PERIOD END ASSETS AND LIABILITIES
Assets                                                3,009,508       11.1
Loans and lease financing                             1,964,856       11.2
Reserve for loan and lease losses                        20,966       15.8
Deposits                                              2,612,983       10.5
Shareholders' equity                                    256,203       11.1
RATIOS
Income before cumulative changes in accounting
 principles to:
 Average assets                                            1.10
 Average shareholders' equity                             13.07
Net income to:
 Average assets                                            1.10
 Average shareholders' equity                             13.07
Net interest margin, taxable equivalent                    4.71
Net loan and lease losses to average loans and lease
 financing                                                  .33
Dividend payout ratio                                     42.00

                                       27

(1) Other expenses include merger-related expense of $10.3 million in 1995 related to the Corporation's merger with Security Capital and $1.1 million in 1994 related to Security Capital's acquisition of First Federal. The after-tax effect of the merger-related expense was to decrease net income per share by $.49 per share in 1995 and $.04 per share in 1994.
(2) During 1994, Security Capital recognized a one-time charge of approximately $5.6 million of deferred tax liabilities recorded in anticipation of the merger of Security Capital's three savings subsidiaries into its commercial bank subsidiary.
(3) The cumulative changes in accounting principles reflect the Corporation's adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which resulted in a one-time net charge of $2.3 million ($3.7 million pre-tax) and adoption of SFAS No. 109, Accounting for Income Taxes, which resulted in a one-time benefit of $900,000.
(4) Assumes full conversion of convertible subordinated debentures issued by the Corporation in 1985. The convertible subordinated debentures were called for redemption during 1993 and substantially all were converted into the Corporation's common stock.
                                       28

[This Page Left Blank Intentionally]

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

                                                                                                      1995             1994
ASSETS:
Cash and due from banks (note 3)                                                                 $  189,320,033      204,890,083
Time deposits in other banks                                                                         72,131,355       35,852,838
Federal funds sold and other short-term investments                                                 308,081,862      161,948,000
Investment securities (notes 4, 8 and 9):
  Available for sale                                                                                961,640,464      766,101,623
  Held to maturity (market values of $83,060,136 and $238,058,296)                                   78,091,957      244,179,959
Loans and lease financing (notes 5, 8 and 9)                                                      3,345,345,231    3,158,862,557
  Less reserve for loan and lease losses (note 6)                                                    43,577,725       41,045,712
    Net loans and lease financing                                                                 3,301,767,506    3,117,816,845
Premises and equipment (notes 7 and 9)                                                               66,977,333       64,617,815
Other assets (note 13)                                                                              111,775,658      125,281,076
    Total assets                                                                                 $5,089,786,168    4,720,688,239
LIABILITIES:
Deposits:
  Demand (noninterest-bearing)                                                                   $  538,177,666      511,356,573
  Savings and NOW accounts                                                                          522,556,768      520,080,718
  Money market accounts                                                                           1,309,544,849    1,209,037,486
  Jumbo time deposits                                                                               294,828,281      257,444,500
  Time                                                                                            1,632,303,560    1,559,761,213
    Total deposits                                                                                4,297,411,124    4,057,680,490
Short-term borrowed funds (note 8)                                                                  177,958,782      114,816,619
Long-term debt (note 9)                                                                              78,992,856       95,615,336
Other liabilities (note 13)                                                                         101,906,403       81,424,698
    Total liabilities                                                                             4,656,269,165    4,349,537,143
SHAREHOLDERS' EQUITY (notes 4, 11 and 15):
Serial preferred stock. Authorized 5,000,000 shares; none issued                                             --               --
Common stock of $5 par value. Authorized 30,000,000 shares; 14,960,716 and 14,996,829 shares
  issued in 1995 and 1994, respectively                                                              74,803,580       74,984,145
Additional paid-in capital                                                                           89,437,260       92,283,003
Retained earnings                                                                                   261,245,259      225,499,020
Unrealized gain (loss) on investment securities available for sale, net of applicable taxes           9,765,025      (18,644,387)
Less: Unearned common stock held by management recognition plans                                     (1,734,121)      (2,970,685)
    Total shareholders' equity                                                                      433,517,003      371,151,096
    Total liabilities and shareholders' equity                                                   $5,089,786,168    4,720,688,239
Commitments and contingencies (note 14)

See accompanying notes to consolidated financial statements.
                                       30

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                                                                                1995            1994
INTEREST INCOME:
Interest and fees on loans and lease financing                                              $305,165,435     243,577,202
Interest and dividends on investment securities:
 U.S. Treasury                                                                                30,701,679      34,783,154
 U.S. Government agencies and corporations                                                    23,384,201      16,832,807
 States and political subdivisions (primarily tax-exempt)                                      5,070,598       4,458,247
 Equity and other securities                                                                   2,124,875       2,226,992
Interest on time deposits in other banks                                                       2,936,895       1,781,128
Interest on federal funds sold and other short-term investments                               14,130,160       6,239,515
   Total interest income                                                                     383,513,843     309,899,045
INTEREST EXPENSE:
Deposits                                                                                     168,983,151     117,408,280
Short-term borrowed funds (note 8)                                                             4,421,487       2,490,020
Long-term debt (note 9)                                                                        5,999,032       6,467,293
   Total interest expense                                                                    179,403,670     126,365,593
NET INTEREST INCOME                                                                          204,110,173     183,533,452
Provision for loan and lease losses (note 6)                                                   8,183,024       9,279,255
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES                                195,927,149     174,254,197
OTHER INCOME:
Service charges on deposit accounts                                                           25,600,091      23,452,315
Trust and custodian fees                                                                       6,344,454       7,284,549
Brokerage and insurance commissions                                                            3,801,819       4,501,911
Merchant discount                                                                              4,665,910       3,863,762
Other service charges and fees                                                                 4,014,457       3,272,742
Accretion of negative goodwill from acquisitions                                               3,355,811       3,351,399
Other operating                                                                                5,485,097       2,903,344
Investment securities gains                                                                      943,875         810,698
Investment securities losses                                                                  (1,922,271)       (453,779)
   Total other income                                                                         52,289,243      48,986,941
OTHER EXPENSES:
Personnel (note 10)                                                                           79,297,686      71,990,311
Net occupancy (note 14)                                                                       10,730,344      11,201,944
Equipment (note 14)                                                                           10,199,150      10,290,130
Merger-related expense (note 2)                                                               10,332,596       1,100,000
Other operating (note 12)                                                                     49,662,803      52,704,149
   Total other expenses                                                                      160,222,579     147,286,534
INCOME BEFORE INCOME TAXES AND CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLES                    87,993,813      75,954,604
Income taxes (note 13)                                                                        30,133,357      30,843,400
INCOME BEFORE CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLES                                     57,860,456      45,111,204
Cumulative changes in accounting principles (notes 1, 10 and 13)                                      --              --
NET INCOME                                                                                  $ 57,860,456      45,111,204
INCOME PER SHARE (note 1):
Income before cumulative changes in accounting principles:
 Primary                                                                                    $       3.87            2.94
 Fully diluted                                                                                      3.87            2.94
Net income:
 Primary                                                                                            3.87            2.94
 Fully diluted                                                                                      3.87            2.94
WEIGHTED AVERAGE SHARES OUTSTANDING (note 1):
 Primary                                                                                      14,949,063      15,354,319
 Fully diluted                                                                                14,949,063      15,354,319
                                                                                             1993
INTEREST INCOME:
Interest and fees on loans and lease financing                                            196,588,381
Interest and dividends on investment securities:
 U.S. Treasury                                                                             36,725,627
 U.S. Government agencies and corporations                                                  9,874,221
 States and political subdivisions (primarily tax-exempt)                                   4,248,216
 Equity and other securities                                                                2,163,050
Interest on time deposits in other banks                                                    1,112,516
Interest on federal funds sold and other short-term investments                             4,200,146
   Total interest income                                                                  254,912,157
INTEREST EXPENSE:
Deposits                                                                                   97,193,845
Short-term borrowed funds (note 8)                                                          1,232,136
Long-term debt (note 9)                                                                     3,529,525
   Total interest expense                                                                 101,955,506
NET INTEREST INCOME                                                                       152,956,651
Provision for loan and lease losses (note 6)                                                7,106,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES                             145,850,651
OTHER INCOME:
Service charges on deposit accounts                                                        23,183,880
Trust and custodian fees                                                                    7,836,684
Brokerage and insurance commissions                                                         2,241,682
Merchant discount                                                                           2,904,160
Other service charges and fees                                                              3,160,429
Accretion of negative goodwill from acquisitions                                            1,196,260
Other operating                                                                             6,093,484
Investment securities gains                                                                 2,967,322
Investment securities losses                                                                   (5,153)
   Total other income                                                                      49,578,748
OTHER EXPENSES:
Personnel (note 10)                                                                        66,718,550
Net occupancy (note 14)                                                                    11,602,255
Equipment (note 14)                                                                         8,432,080
Merger-related expense (note 2)                                                                    --
Other operating (note 12)                                                                  42,699,368
   Total other expenses                                                                   129,452,253
INCOME BEFORE INCOME TAXES AND CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLES                 65,977,146
Income taxes (note 13)                                                                     21,913,300
INCOME BEFORE CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLES                                  44,063,846
Cumulative changes in accounting principles (notes 1, 10 and 13)                           (1,371,234)
NET INCOME                                                                                 42,692,612
INCOME PER SHARE (note 1):
Income before cumulative changes in accounting principles:
 Primary                                                                                         3.10
 Fully diluted                                                                                   3.05
Net income:
 Primary                                                                                         3.00
 Fully diluted                                                                                   2.95
WEIGHTED AVERAGE SHARES OUTSTANDING (note 1):
 Primary                                                                                   14,230,099
 Fully diluted                                                                             14,611,692

See accompanying notes to consolidated financial statements.
                                       31

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993

                                                                                                  Unrealized
                                                                                                Gain (Loss) on        Management
                                                             Additional        Retained      Investment Securities    Recognition
                                           Common Stock    Paid-In Capital     Earnings       Available for Sale        Plans
CCB Financial Corporation                  $ 38,895,530         44,095,683    107,454,940            (600,877)                --
Security Capital Bancorp                     54,120,000                 --     62,808,000                  --                 --
Adjustments for pooling-of-interests        (24,592,195)        24,592,195             --                  --                 --
BALANCE DECEMBER 31, 1992, RESTATED          68,423,335         68,687,878    170,262,940            (600,877)                --
Net income                                           --                 --     42,692,612                  --                 --
Conversion of subordinated debentures         3,965,390         16,903,532             --                  --                 --
Shares issued for acquisitions                3,443,710         17,331,383             --                  --                 --
Stock issued pursuant to restricted
  stock plan, net of forfeitures (note
  11)                                            11,155             97,365             --                  --                 --
Stock options exercised (note 11)               342,165            263,803             --                  --                 --
Common stock issued pursuant to
  management recognition plans (note 11)        590,600          3,789,040             --                  --         (4,379,640)
Earned portion of management recognition
  plans (note 11)                                    --                 --             --                  --            361,352
Public offering of shares                     2,930,000         15,352,009             --                  --                 --
Purchase and retirement of shares            (2,912,875)       (17,115,963)            --                  --                 --
Cash dividends ($1.24 per share)                     --                 --    (14,980,052)                 --                 --
Revaluation of marketable equity
  securities                                         --                 --             --            (234,800)                --
BALANCE DECEMBER 31, 1993                    76,793,480        105,309,047    197,975,500            (835,677)        (4,018,288)
Mark to market adjustment, net of
  applicable income taxes (note 4)                   --                 --             --          10,299,318                 --
BALANCE JANUARY 1, 1994                      76,793,480        105,309,047    197,975,500           9,463,641         (4,018,288)
Net income                                           --                 --     45,111,204                  --                 --
Transactions pursuant to restricted
  stock plan, net (note 11)                      (4,910)           237,763             --                  --                 --
Stock options exercised (note 11)               235,100            226,910             --                  --                 --
Earned portion of management recognition
  plans (note 11)                                    --                 --             --                  --          1,047,603
Purchase and retirement of shares            (2,039,525)       (13,490,717)            --                  --                 --
Cash dividends ($1.32 per share)                     --                 --    (17,587,684)                 --                 --
Change in unrealized gains (losses), net
  of applicable income taxes (note 4)                --                 --             --         (28,108,028)                --
BALANCE DECEMBER 31, 1994                    74,984,145         92,283,003    225,499,020         (18,644,387)        (2,970,685)
Net income                                           --                 --     57,860,456                  --                 --
Other transactions, net                          (3,955)           (27,580)            --                  --                 --
Stock options exercised (note 11)               374,210          1,063,267             --                  --                 --
Earned portion of management recognition
  plans (note 11)                                    --                 --             --                  --          1,236,564
Purchase and retirement of shares              (550,820)        (3,881,430)            --                  --                 --
Cash dividends ($1.44 per share)                     --                 --    (22,114,217)                 --                 --
Change in unrealized gains (losses), net
  of applicable income taxes (note 4)                --                 --             --          28,409,412                 --
BALANCE DECEMBER 31, 1995                  $ 74,803,580         89,437,260    261,245,259           9,765,025         (1,734,121)
                                             Total
                                          Shareholders'
                                            Equity
CCB Financial Corporation                 189,845,276
Security Capital Bancorp                  116,928,000
Adjustments for pooling-of-interests               --
BALANCE DECEMBER 31, 1992, RESTATED       306,773,276
Net income                                 42,692,612
Conversion of subordinated debentures      20,868,922
Shares issued for acquisitions             20,775,093
Stock issued pursuant to restricted
  stock plan, net of forfeitures (note
  11)                                         108,520
Stock options exercised (note 11)             605,968
Common stock issued pursuant to
  management recognition plans (note 11)           --
Earned portion of management recognition
  plans (note 11)                             361,352
Public offering of shares                  18,282,009
Purchase and retirement of shares         (20,028,838)
Cash dividends ($1.24 per share)          (14,980,052)
Revaluation of marketable equity
  securities                                 (234,800)
BALANCE DECEMBER 31, 1993                 375,224,062
Mark to market adjustment, net of
  applicable income taxes (note 4)         10,299,318
BALANCE JANUARY 1, 1994                   385,523,380
Net income                                 45,111,204
Transactions pursuant to restricted
  stock plan, net (note 11)                   232,853
Stock options exercised (note 11)             462,010
Earned portion of management recognition
  plans (note 11)                           1,047,603
Purchase and retirement of shares         (15,530,242)
Cash dividends ($1.32 per share)          (17,587,684)
Change in unrealized gains (losses), net
  of applicable income taxes (note 4)     (28,108,028)
BALANCE DECEMBER 31, 1994                 371,151,096
Net income                                 57,860,456
Other transactions, net                       (31,535)
Stock options exercised (note 11)           1,437,477
Earned portion of management recognition
  plans (note 11)                           1,236,564
Purchase and retirement of shares          (4,432,250)
Cash dividends ($1.44 per share)          (22,114,217)
Change in unrealized gains (losses), net
  of applicable income taxes (note 4)      28,409,412
BALANCE DECEMBER 31, 1995                 433,517,003

See accompanying notes to consolidated financial statements.
                                       32

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994, and 1993

                                                                                        1995             1994            1993
OPERATING ACTIVITIES:
Net income                                                                          $  57,860,456      45,111,204      42,692,612
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                          7,960,524       8,123,768       7,015,420
  Provision for loan and lease losses                                                   8,183,024       9,279,255       7,106,000
  Net (gain) loss on sales of investment securities                                       978,396        (356,795)     (2,962,169)
  Net amortization and accretion on investment securities                               6,011,825       7,895,392       6,113,093
  Amortization of intangibles and other assets                                          5,373,588       3,679,021       1,944,706
  Accretion of negative goodwill                                                       (3,355,811)     (3,351,399)     (1,196,260)
  Deferred income taxes                                                                (9,339,000)      4,660,000      (1,084,000)
  Increase in accrued interest receivable                                              (1,383,532)     (9,337,190)        (28,613)
  Increase (decrease) in accrued interest payable                                       7,968,051       2,711,676      (1,405,975)
  Decrease (increase) in other assets                                                   7,953,418      21,651,737     (14,107,081)
  Increase (decrease) in other liabilities                                             14,183,289      (3,220,422)      2,861,608
  Vesting of shares held by management recognition plans                                1,236,564       1,047,603         361,352
  Other, net                                                                             (737,612)       (398,887)        108,520
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                         102,893,180      87,494,963      47,419,213
INVESTING ACTIVITIES:
Proceeds from sales of investment securities held to maturity                                  --              --       3,048,951
Proceeds from sales of investment securities acquired in purchase acquisitions                 --              --      53,438,906
Proceeds from maturities and issuer calls of investment securities held to
  maturity                                                                             14,964,757       9,463,984     406,646,564
Purchases of investment securities held to maturity                                    (8,238,516)   (141,689,524)   (593,396,220)
Proceeds from sales of investment securities available for sale                       150,844,582     188,611,337      57,708,429
Proceeds from maturities and issuer calls of investment securities available for
  sale                                                                                186,784,794     428,285,197     139,076,025
Purchases of investment securities available for sale                                (334,978,211)   (475,611,246)   (145,508,300)
Net increase in loans and leases receivable                                          (194,009,335)   (390,151,078)   (150,111,225)
Purchases of premises and equipment                                                    (9,880,042)     (8,572,398)     (9,631,292)
Cash acquired, net of cash paid, in purchase acquisitions                                      --      31,182,000     173,630,030
    NET CASH USED BY INVESTING ACTIVITIES                                            (194,511,971)   (358,481,728)    (65,098,132)
FINANCING ACTIVITIES:
Net increase in deposit accounts                                                      202,358,656     205,381,729      84,275,542
Net increase (decrease) in short-term borrowed funds                                   63,142,163      71,323,291      (2,867,504)
Proceeds from issuance of long-term debt                                                4,230,381      20,040,662      69,857,878
Repayments of long-term debt                                                          (20,115,249)    (23,159,428)    (23,830,945)
Issuances of common stock in public offering, net                                              --              --      18,282,009
Issuances of common stock in acquisitions, net                                                 --              --      20,775,093
Issuances of common stock from exercise of stock options                                1,437,477         462,010         605,968
Purchase and retirement of common stock                                                (4,432,250)    (15,530,242)    (20,028,838)
Cash dividends                                                                        (22,114,217)    (17,587,684)    (14,980,052)
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         224,506,961     240,930,338     132,089,151
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  132,888,170     (30,056,427)    114,410,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (NOTE 1)                               402,690,921     432,747,348     318,337,116
CASH AND CASH EQUIVALENTS AT END OF YEAR (NOTE 1)                                   $ 535,579,091     402,690,921     432,747,348
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year                                                       $ 171,435,619     123,653,917     103,188,481
Income taxes paid during the year                                                   $  36,982,247      27,981,900      22,504,133

See accompanying notes to consolidated financial statements.
                                       33

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  CONSOLIDATION
     The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, Inc. 1st Home Mortgage Acceptance Corporation ("HMAC") and Southland Associates, Inc. All significant intercompany transactions and accounts are eliminated in consolidation.
     The Subsidiary Banks provide a full range of banking services to individual and corporate customers through their North Carolina branch offices. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.
     Prior year consolidated financial statements have been restated to include the balances of companies combined and accounted for as poolings-of-interests as discussed in Note 2. Certain amounts for prior years have been reclassified to conform to the 1995 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.
  FINANCIAL STATEMENT PRESENTATION
     In 1993, the Corporation adopted on a prospective basis two newly effective accounting standards, Statements of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes". The cumulative impact of adoption of SFAS No. 106 was to reduce net income by $2,271,234 ($3,736,834 pre-tax), or $.16 per primary common share and the cumulative impact of adopting SFAS No. 109 was to increase net income by $900,000, or $.06 per primary common share. Prior years' financial statements were not restated to apply the provisions of either SFAS.
     In preparing the financial statements, management of the Corporation is required to make estimates and assumptions that affect the reported balances of assets and liabilities as of the date of the balance sheet and income and expenses for the period presented.
     For purposes of the Statements of Cash Flows, the Corporation considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.
  INVESTMENT SECURITIES
     The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are classified in three categories and are accounted for as follows:
(a) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held for investment and reported at amortized cost; (b) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (c) debt and equity securities not classified as either held for investment securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The Corporation has had no securities classified as trading securities. The net unrealized gains or losses on investment securities available for sale, net of taxes, are reported as a separate component of shareholders' equity. SFAS No. 115 will cause fluctuations in shareholders' equity based on changes in values of debt and equity securities classified as available for sale.
     Investment securities classified as available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. The cost of investment securities sold is determined by the "identified certificate" method.
     Included in equity securities available for sale are investments in mutual funds that were carried at the lower of cost or market prior to the adoption of SFAS No. 115.
                                       34

  LOAN AND LEASE FINANCING
     The loan portfolio is comprised of the following types of loans: commercial, financial and agricultural; real estate-construction; real estate-mortgage; instalment loans to individuals and credit card receivables. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.
     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", requires that creditors value all specifically reviewed loans for which it is probable that the creditors will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the market price or value of the collateral. If the resulting value of the impaired loan is less than the recorded balance, the impairment must be recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense. SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and requires additional disclosures about how a creditor recognizes interest income related to impaired loans. The Corporation adopted the provision of SFAS No. 114 and No. 118 effective January 1, 1995. The adoption of these Standards required no increase to the reserve for loan and lease losses and had no impact on net income during 1995.
     Interest income on loans and lease financing is recorded on the accrual basis. Accrual of interest on loans and lease financing (including loans impaired under SFAS 114) is discontinued when management deems that collection of additional interest is doubtful. Interest received on nonaccrual loans and impaired loans is generally applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal. When borrowers with loans on a nonaccrual status demonstrate their ability to repay their loans in accordance with the contractual terms of the notes, the loans are returned to accrual status. Certain fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield by a level-yield method.
  RESERVE FOR LOAN AND LEASE LOSSES
     The reserve for loan and lease losses is increased by provisions charged to operating expense and reduced by loans and lease financings charged-off, net of recoveries. The reserve is maintained at a level considered adequate by management to provide for known and inherent loan and lease losses based on management's evaluation of the loan and lease financing portfolio, including historical loss experience, identified problem loans, volumes and outstandings, as well as on current economic conditions. Additionally, bank regulatory agency examiners periodically review the loan and lease financing portfolio and may require the Corporation to charge-off loans and lease financing and/or increase the reserve for loan and lease losses to reflect their assessment of the collectibility of loans and lease financing in the portfolio based on available information at the time of their examination.
  PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated lives of the assets on accelerated and straight-line methods. Leasehold improvements are amortized over the term of the respective leases or the estimated useful lives of the improvements, whichever is shorter.
  OTHER REAL ESTATE
     Other real estate acquired through loan foreclosures is valued at the lower of cost or fair value less estimated cost of sale.
  SUBORDINATED NOTES
     Underwriting discounts and commissions and issuance expenses of the subordinated notes are included in "other assets" on the Consolidated Balance Sheets. These expenses are being amortized over a ten-year period using the interest method.
  MANAGEMENT RECOGNITION PLANS
     The Corporation has two Management Recognition Plans (the "MRPs") designed to provide an ownership interest in the Corporation through the issuance of restricted common stock to certain officers and directors of the Subsidiary Banks as an incentive for those persons to remain with the Subsidiary Banks. The shares of common stock issued will be earned in instalments over a period of up to five years and the cost of the shares is being charged to operating expense over the period the shares are earned. Prior to vesting, each participant granted shares under the MRPs' may direct the voting of the shares allocated to the participant and will be entitled to receive any dividends or other distributions paid on such shares.
                                       35

  INTANGIBLES ARISING FROM ACQUISITIONS
     Intangibles arising from acquisitions result from the Corporation paying amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed (primarily for up to 10 years).
     Negative goodwill, included in "other liabilities" on the Consolidated Balance Sheets, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserves and after reducing the basis in noncurrent assets acquired to zero. Negative goodwill is being accreted into earnings on a straight-line basis over the estimated periods to be benefited (generally 10 years).
  INCOME TAXES
     The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt interest income. Deferred income taxes are provided when there is a difference between the periods items are reported for financial statement purposes and when they are reported for tax purposes and are recorded at the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Subsequent changes in tax rates will require adjustment to these assets and liabilities.
  RESTRICTED STOCK AND PERFORMANCE UNIT PLANS
     The Corporation has Restricted Stock and Performance Unit Plans covering certain officers of the Corporation and Subsidiary Banks. The market value of shares issued under the Restricted Stock Plans, along with a provision for the estimated value of performance units awarded under the Performance Unit Plans, is being charged to operating expense over five-year periods.
  PER SHARE DATA
     Primary income per share is computed based on the weighted average number of common shares outstanding during each period. Fully diluted income per share is computed based on the weighted average number of common shares outstanding and common shares issuable upon full conversion of convertible debt (which was fully converted or redeemed at December 31, 1993). In this computation, interest expense on convertible debt, net of applicable income taxes, is added back to income as if the debt was converted into common stock at the beginning of the period.
  FAIR VALUE OF FINANCIAL INSTRUMENTS
     The financial statements include disclosure of fair values information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
  DERIVATIVE FINANCIAL INSTRUMENTS
     The Corporation may use off-balance sheet derivative contracts for interest rate risk management. These contracts are accounted for on an accrual basis and the net interest differential, including premiums paid, if any, are recognized as an adjustment to interest income of the related asset. The Corporation does not utilize derivative financial instruments for trading purposes.
(2) MERGER AND OTHER ACQUISITIONS
     On May 19, 1995, the Corporation consummated its merger (the "Merger") with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina. The Merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Each share of Security Capital common stock outstanding on the date of the Merger was converted into .5 shares of the Corporation's common stock. Consequently, the Corporation issued 5,890,000 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Security Capital. The former offices of Security Capital are operating as offices of CCB.
                                       36

     In accordance with poolings-of-interests accounting, the financial statements of the Corporation have been restated to reflect the Merger as if it had been effective as of the earliest period presented. The respective contributions of the pooled entities to consolidated total income, net interest income after provision for loan and lease losses and net income for the quarter ended March 31, 1995 and the years ended December 31, 1994 and 1993 were as follows (in thousands):

                                                                                                    1995       1994       1993
Total income:
CCB Financial Corporation                                                                         $ 81,407    282,265    229,749
Security Capital                                                                                    23,808     76,621     74,742
  Combined                                                                                        $105,215    358,886    304,491
Net interest income after provision for loan and lease losses:
CCB Financial Corporation                                                                         $ 38,244    135,836    110,416
Security Capital                                                                                    10,802     38,418     35,435
  Combined                                                                                        $ 49,046    174,254    145,851
Net income:
CCB Financial Corporation                                                                         $ 11,030     38,478     27,854
Security Capital                                                                                     3,869      6,633     14,839
  Combined                                                                                        $ 14,899     45,111     42,693

     Security Capital's total income and net interest income after provision for loan and lease losses has been adjusted from amounts previously reported to reflect certain reclassifications from noninterest income and expense to interest income and expense, in accordance with accounting classifications followed by the Corporation.
     In connection with the Merger, the Corporation incurred merger-related expense of $10,332,596 during 1995. The expense category included severance and other employee benefit costs, costs related to branch closures, system conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was approximately $7,300,000 for 1995.
     On June 9, 1995, the Corporation assumed the deposit liabilities of three branches of a North Carolina bank. Deposit liabilities assumed totaled $37,500,000. Deposit base premium of $2,987,000 was recorded as a result of the acquisition which is being amortized over 10 years; no goodwill was recorded in the transaction. As the acquisition was accounted for as a purchase, the results of operations of the branches acquired are included in the Corporation's results of operations only from the date of acquisition. The branch acquisitions are not material to the financial position or net income of the Corporation and pro forma information is not deemed necessary.
     On September 23, 1994, Security Capital purchased the outstanding stock of First Federal Savings & Loan Association of Charlotte, North Carolina ("First Federal") for approximately $41,000,000. The acquisition was accounted for as a purchase. Immediately prior to the acquisition date, First Federal had assets of $302,163,000, net loans of $135,819,000, deposits of $250,929,000 and stockholders' equity of $29,434,000. As a result of the acquisition, goodwill, deposit base premium and mortgage servicing rights were increased by $12,597,000, $3,222,000 and $1,042,000, respectively. These amounts are being amortized on a straight-line basis over 20 years for goodwill and over 10 years using an accelerated method for deposit base premium and mortgage servicing rights.
(3) RESTRICTIONS ON CASH AND DUE FROM BANKS
     The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at December 31, 1995 and 1994, the Subsidiary Banks were required to maintain average reserve and clearing balances of approximately $2,052,000 and $42,100,000, respectively.
(4) INVESTMENT SECURITIES
     Investment securities with amortized costs of approximately $377,104,000 at December 31, 1995 and $335,950,000 at December 31, 1994 were pledged to secure public funds on deposit, collateralized mortgage obligations and for other purposes required by law. The investment securities portfolio is segregated into securities available for sale and securities held to maturity.
                                       37

  SECURITIES AVAILABLE FOR SALE
     Securities available for sale are presented on the Consolidated Balance Sheet at their market value. The amortized cost and approximate market values of these securities at December 31, 1995 and 1994 were as follows:

                                                         1995                                            1994
                                  AMORTIZED     UNREALIZED   UNREALIZED     MARKET       Amortized    Unrealized   Unrealized
                                     COST         GAINS        LOSSES        VALUE         Cost         Gains        Losses
U.S. Treasury                    $475,505,541   10,186,958     (375,053)  485,317,446   520,082,332      617,649   (18,965,971)
U.S. Government agencies and
  corporations                    367,510,817    6,369,187     (683,134)  373,196,870   181,856,792      187,333    (7,276,624)
Mortgage-backed securities         73,054,316    1,974,022     (192,184)   74,836,154    83,695,892      817,207    (3,203,554)
Equity securities                  29,351,261           --   (1,061,267)   28,289,994    10,066,222       33,000    (1,808,655)
  Total                          $945,421,935   18,530,167   (2,311,638)  961,640,464   795,701,238    1,655,189   (31,254,804)
                                    1994
                                   Market
                                    Value
U.S. Treasury                    501,734,010
U.S. Government agencies and
  corporations                   174,767,501
Mortgage-backed securities        81,309,545
Equity securities                  8,290,567
  Total                          766,101,623

     Equity securities include the subsidiary Banks' required investment in stock of the Federal Home Loan Bank ("FHLB") amounting to $19,307,000 at December 31, 1995 and 1994, which equals its cost basis. These securities were classified as securities held to maturity at December 31, 1994.
     Unrealized gains (losses) on securities available for sale totaled $16,218,527 and $(29,599,939) at December 31, 1995 and 1994, respectively, and are included as a component of shareholders' equity, net of deferred tax (liabilities) benefits of $(6,453,502) and $10,955,552 at December 31, 1995 and 1994, respectively. In the opinion of management, the Corporation has no securities which are other than temporarily impaired. Approximately $139,657,000 of investment securities that Security Capital had classified as held to maturity were transferred to the available for sale category during 1995 in accordance with the Corporation's investment securities classification policies. These securities were marked to their market value as of the date of the reclassification. During 1994, approximately $329,799,000 of securities previously classified as held to maturity were reclassified as available for sale upon Security Capital's January 1, 1994 adoption of SFAS No. 115. The Corporation adopted SFAS No. 115 as of December 31, 1993.
     During 1995, gross gains and losses from sales of investment securities available for sale totaled $911,145 and $1,919,061, respectively, and in 1994, totaled $788,478 and $453,779, respectively.
     Following is a maturity schedule of securities available for sale at December 31, 1995:

                                                                                CARRYING
                                                                                 VALUE
Within 1 year                                                                 $135,183,029
After 1 but within 5 years                                                     443,150,103
After 5 but within 10 years                                                    280,181,183
  Subtotal                                                                     858,514,315
Mortgage-backed securities                                                      74,836,155
Equity securities                                                               28,289,994
  Total securities available for sale                                         $961,640,464

  SECURITIES HELD TO MATURITY
     The book values and approximate market values of securities held to maturity at December 31, 1995 and 1994 were as follows:

                                                               1995                                          1994
                                           BOOK       UNREALIZED   UNREALIZED     MARKET        Book       Unrealized   Unrealized
                                           VALUE        GAINS        LOSSES       VALUE         Value        Gains        Losses
U.S. Treasury                           $        --           --          --            --    43,622,000           --   (1,953,000)
U.S. Government agencies and
  corporations                                   --           --          --            --    96,297,000        6,000   (3,713,000)
States and political subdivisions        76,745,306    5,002,112     (33,243)   81,714,175    83,591,349    1,732,815   (2,166,350)
Corporate debt and other securities       1,346,651           --        (690)    1,345,961    20,669,610           --      (28,128)
  Total                                 $78,091,957    5,002,112     (33,933)   83,060,136   244,179,959    1,738,815   (7,860,478)
                                           1994
                                          Market
                                           Value
U.S. Treasury                            41,669,000
U.S. Government agencies and
  corporations                           92,590,000
States and political subdivisions        83,157,814
Corporate debt and other securities      20,641,482
  Total                                 238,058,296

     Following is a maturity schedule of securities held to maturity at December 31, 1995:

                                                                     BOOK          MARKET
                                                                     VALUE         VALUE
Within 1 year                                                     $ 1,456,651     1,458,362
After 1 but within 5 years                                          7,376,550     7,674,973
After 5 but within 10 years                                        21,593,472    23,364,352
After 10 years                                                     47,665,284    50,562,449
  Total securities held to maturity                               $78,091,957    83,060,136

     Gains from calls of securities held to maturity totaled $32,730 during 1995 and $22,220 during 1994. Losses from calls of securities held to maturity during 1995 totaled $3,210. During 1993, gross gains from the sale or call of investment securities (prior to the adoption of SFAS No. 115) totaled $2,967,322 and gross losses totaled $5,153.
(5) LOANS AND LEASE FINANCING
     A summary of loans and lease financing at December 31, 1995 and 1994 follows:

                                                                                                      1995             1994
Commercial, financial and agricultural                                                           $  530,807,146      576,588,827
Real estate -- construction                                                                         465,245,455      356,360,964
Real estate -- mortgage                                                                           1,817,045,155    1,710,027,715
Instalment loans to individuals                                                                     305,454,506      288,161,002
Credit card receivables                                                                             194,679,347      199,224,149
Lease financing                                                                                      37,223,206       33,432,548
  Total gross loans and lease financing                                                           3,350,454,815    3,163,795,205
Less: Unearned income                                                                                 5,109,584        4,932,648
  Total loans and lease financing                                                                $3,345,345,231    3,158,862,557

     Loans and lease financing of approximately $9,616,000 at December 31, 1995 and $10,835,000 at December 31, 1994 were not accruing interest. Loans with outstanding balances of $1,876,000 in 1995, $1,963,000 in 1994 and $6,891,000 in
1993 were transferred from loans to other real estate acquired through foreclosure. Other real estate acquired through loan foreclosures amounted to $2,467,000 and $5,115,000 at December 31, 1995 and 1994, respectively, and is included in "other assets" on the Consolidated Balance Sheets.
     The following is an analysis of interest related to loans and lease financing on nonaccrual status at December 31, 1995 and 1994:

                                                                                                              1995       1994
Interest income that would have been recognized if the loans had been current at original contractual
  rates                                                                                                     $684,927    585,610
Amount recognized as interest income                                                                          65,486     26,326
Difference                                                                                                  $619,441    559,284

     In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North Carolina with the exception of credit cards which are available to customers on a nationwide basis and certain instalment loans which are available in Georgia and Virginia. Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant concentrations of credit risk.
     At December 31, 1995, the carrying value of loans that are considered to be impaired under SFAS No. 114 totaled approximately $14,482,000 (of which $9,616,000 were on a nonaccrual basis). The related reserve for loan losses on these impaired loans totaled approximately $2,277,000. The average carrying value of impaired loans was $10,194,000 during the year ended December 31, 1995. Gross interest income on the impaired loans, included in net income, totaled $504,000 during 1995.
                                       39

     During 1995 and 1994, the Subsidiary Banks had loan, lease financing and deposit relationships with Executive Officers and Directors of the Corporation and their Associates. In the opinion of management, these loans and lease financing arrangements do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 1995:

                                                                               Balance at
                                                                               Beginning        New                     Balance at
                                                                                of Year        Loans      Repayments    End of Year
Directors, Executive Officers and Associates                                   $9,390,000    7,413,000     4,832,000    $11,971,000

     Loans serviced for the benefit of others totaled approximately $1,079,033,000, $825,168,000 and $636,092,000 at December 31, 1995, 1994 and
1993, respectively. Servicing fees totaled $2,506,000 in 1995, $2,124,000 in 1994 and $1,204,000 in 1993. Purchased mortgage servicing rights totaled $916,000 and $1,073,000 at December 31, 1995 and 1994, respectively, and are included in "other assets" on the Consolidated Balance Sheets.
     Certain real estate-mortgage loans are pledged as collateral for advances from the FHLB as set forth in Note 9.
(6) RESERVE FOR LOAN AND LEASE LOSSES
     Following is a summary of the reserve for loan and lease losses:

                                                                                             1995           1994          1993
Balance at beginning of year                                                              $41,045,712    34,189,965    25,935,395
Provision charged to operations                                                             8,183,024     9,279,255     7,106,000
Reserves related to acquisitions                                                                   --     2,500,000     5,772,729
Recoveries of loans and leases previously charged-off                                       1,533,689     1,777,607     1,948,622
Loan and lease losses charged to reserve                                                   (7,184,700)   (6,701,115)   (6,572,781)
Balance at end of year                                                                    $43,577,725    41,045,712    34,189,965

(7) PREMISES AND EQUIPMENT
     Following is a summary of premises and equipment:

                                                                                                        Accumulated
                                                                                                        Depreciation       Net
                                                                                                            and            Book
                                                                                            Cost        Amortization      Value
DECEMBER 31, 1995:
Land                                                                                    $ 13,153,818              --    13,153,818
Buildings                                                                                 58,573,365      26,554,500    32,018,865
Leasehold improvements                                                                     6,169,002       2,202,305     3,966,697
Furniture and equipment                                                                   68,574,999      50,737,046    17,837,953
  Total premises and equipment                                                          $146,471,184      79,493,851    66,977,333
December 31, 1994:
Land                                                                                    $ 13,187,738              --    13,187,738
Buildings                                                                                 53,612,070      25,005,255    28,606,815
Leasehold improvements                                                                     5,510,450       1,957,468     3,552,982
Furniture and equipment                                                                   65,209,448      45,939,168    19,270,280
  Total premises and equipment                                                          $137,519,706      72,901,891    64,617,815

(8) SHORT-TERM BORROWED FUNDS
     Short-term borrowed funds outstanding at December 31, 1995 and 1994 consisted of the following:

                                                                                                        1995           1994
Securities sold under agreements to repurchase                                                      $ 45,229,636     45,549,983
FHLB short-term borrowings                                                                           100,000,000     50,000,000
Master notes                                                                                          16,720,058             --
Treasury tax and loan depository note accounts                                                        16,009,088     14,266,636
Other                                                                                                         --      5,000,000
  Total short-term borrowed funds                                                                   $177,958,782    114,816,619

     The following tables present certain information for the two major categories of short-term borrowings. Securities sold under agreements to repurchase represent short-term borrowings by the Subsidiary Banks collateralized by U.S. Treasury and U.S. Government agency and corporation securities with carrying and market values of $119,815,000 at December 31, 1995. Following is a summary of this type of borrowing for the three previous years:

                                                                                           1995             1994          1993
Balance at December 31                                                                  $45,229,636      45,549,983    25,526,966
Weighted average interest rate at December 31                                                  4.62%           4.48          2.13
Maximum amount outstanding at any month end during the year                             $45,229,636      45,932,113    37,265,241
Average daily balance outstanding during the year                                       $ 6,787,810      39,210,807    29,016,000
Average annual interest rate paid during the year                                              4.95%           3.16          1.94

     The short-term FHLB advances were drawn under CCB's $600 million FHLB line of credit which was established in 1994. The short-term FHLB advances are secured by a blanket collateral agreement on CCB's mortgage loan portfolio. Interest expense on the short-term FHLB advances totaled $1,375,924 in 1995 and $928,708 in 1994. Following is a summary of this type of borrowing for the two previous years:

                                                                                                        1995             1994
Balance at December 31                                                                              $100,000,000      50,000,000
Weighted average interest rate at December 31                                                               5.79%           5.50
Maximum amount outstanding at any month end during the year                                         $100,000,000      50,000,000
Average daily balance outstanding during the year                                                   $ 21,575,342      16,849,315
Average annual interest rate paid during the year                                                           6.38%           5.51

     During 1995, the Corporation began issuing master notes under a master note agreement; borrowings under the agreement mature daily and are not collateralized. Interest on master notes totaled $2,260,513 for 1995. The master notes bore a weighted average interest rate of 4.59% at December 31, 1995.
     The Subsidiary Banks' treasury tax and loan depository note accounts (the "TTL accounts"), are payable on demand. Interest on borrowings under this arrangement is payable at .25% below the weekly federal fund rate as quoted by the Federal Reserve. The TTL accounts are collateralized by various investment securities with book values of $31,108,000 and market values of $31,293,000 at December 31, 1995. Interest expense on the TTL accounts amounted to $447,142, $297,550 and $386,487 in 1995, 1994 and 1993, respectively.
     Included in "other" short-term borrowings at December 31, 1994 were draws upon the Corporation's unsecured $30 million line of credit with a commercial bank and on which the Corporation paid no commitment fee. No draws were outstanding as of December 31, 1995 and the maximum outstanding during 1995 was $5,000,000. At December 31, 1994, the amount drawn upon the line of credit totaled $5,000,000, the maximum outstanding during 1994, and bore interest at an adjustable rate which was 6.99% at December 31, 1994. Interest expense on the draws from the line of credit totaled $1,941 during 1995 and $24,262 during 1994.
                                       41

(9) LONG-TERM DEBT
     Following is a summary of long-term debt at December 31, 1995 and 1994:

                                                                                                          1995           1994
Mortgage payable and other note payable with interest rates of 8% to 9%                                $   144,719       180,323
Federal Home Loan Bank advances maturing through 2016                                                   36,989,511    44,818,746
Collateralized mortgage obligations                                                                      8,873,626    10,616,267
6.75% Subordinated notes issued in 1993 and maturing on December 1, 2003                                32,985,000    40,000,000
  Total long-term debt                                                                                 $78,992,856    95,615,336

     Mortgage payable, with an interest rate of 9%, is collateralized by premises with an approximate book value of $465,000 at December 31, 1995. The FHLB long-term advances are primarily at fixed rates of 3.00% to 9.65% and are collateralized by liens on first mortgage loans with book values not less than the outstanding principal balance of the obligations. The FHLB long-term advances were drawn primarily to fund matched-maturity loans. Interest on the FHLB long-term advances totaled $2,657,456 in 1995 and $2,253,031 in 1994.
     In connection with the acquisition of certain assets and assumption of certain liabilities of a thrift institution, the Corporation assumed the liabilities of HMAC including collateralized mortgage obligations (the "CMO's"). The CMO's are collateralized by FNMA mortgage-backed securities, short-term investments and time deposits in other banks of approximately $9,999,000 at December 31, 1995 and bear a contractual 11% interest rate, payable quarterly. The CMO's have a stated maturity of February 1, 2016 and are redeemable after February 1, 1996 subject to certain restrictions at the option of HMAC. The Corporation has notified holders of the CMO's that it intends to redeem the CMO's on February 1, 1996.
     In 1993, the Corporation issued $40 million of 6.75% subordinated notes due December 1, 2003. Interest on the notes is payable semi-annually on June 1 and December 1 beginning June 1, 1994. The notes are not redeemable prior to maturity and there is no sinking fund. The notes are unsecured and subordinated to all present and future senior indebtedness of the Corporation. During 1995, the Corporation repurchased and extinguished $7,015,000 of the subordinated notes with a resulting net gain of $800,187. Interest on the subordinated notes totaled $2,248,848 in 1995, $2,700,000 in 1994 and $222,000 in 1993.
     Maturities of long-term debt are as follows:

                                                                      Total
Year Ending December 31                                            Maturities
1996                                                               $12,271,428
1997                                                                 4,854,536
1998                                                                   869,106
1999                                                                   782,776
2000                                                                   838,567
Thereafter                                                          59,376,443
  Total                                                            $78,992,856

(10) EMPLOYEE BENEFIT PLANS
  PENSION PLAN
     The Corporation has a noncontributory, defined benefit pension plan covering substantially all full-time employees. On July 1, 1995, Security Capital's noncontributory pension plan was merged with and into the Corporation's pension plan. The pension plan, which makes provisions for early and delayed retirement as well as normal retirement, provides participants with retirement benefits based on credited years of service and an average salary for the five consecutive years within the last ten years preceding normal retirement that will produce the highest average salary. In 1995 and 1994, the Corporation contributed $679,679 and $2,330,302 to the pension plan. The Corporation made no contribution to its pension plan during 1993 due to full funding limitations imposed by federal tax laws. The Corporation paid benefits of $36,646 to participants of First Federal's defined contribution plan which was terminated in 1995. The Corporation's pension expense components for the years ended December 31, 1995, 1994 and 1993 are shown below:

                                                                                               1995          1994          1993
Service cost of benefits earned during the period                                           $2,342,982     2,306,288     1,888,809
Interest cost on projected benefit obligation                                                3,334,784     2,987,381     2,693,404
Return on pension plan assets                                                               (8,073,651)      285,557    (3,028,883)
Net amortization and deferral                                                                4,395,542    (3,767,400)     (504,854)
Gain on curtailment                                                                           (176,085)           --            --
  Net pension expense                                                                       $1,823,572     1,811,826     1,048,476

     At December 31, 1995, pension plan assets consist primarily of corporate stocks and bonds including 23,150 shares of the Corporation's common stock. All plan assets are held and administered by CCB in a trust fund. The funded status of the Corporation's pension plan and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1995 and 1994 are shown below:

                                                                                                             December 31,
                                                                                                          1995           1994
Actuarial present value of accumulated benefit obligations:
  Vested                                                                                               $35,932,235    29,999,163
  Nonvested                                                                                                402,733       444,466
    Accumulated benefit obligation                                                                     $36,334,968    30,443,629
Pension plan assets at fair value (primarily listed stocks and bonds)                                  $48,511,746    41,579,863
Projected benefit obligation                                                                            53,195,937    42,126,856
Pension plan assets in excess of (less than) projected benefit obligation                               (4,684,191)     (546,993)
Unrecognized prior service costs                                                                           692,919     2,626,015
Unrecognized net (gain) loss                                                                            (1,349,307)   (3,288,822)
Unrecognized net excess pension plan assets at transition                                                 (965,171)   (1,290,089)
Pension liabilities recorded in acquisitions                                                                    --            --
Accrued pension expense                                                                                $(3,607,136)   (2,499,889)

     Assumptions used in computing the actuarial present value of the projected benefit obligation were as follows:

Discount rate                                                                                                 7.25%        8.00
Rate of increase in compensation level of employees                                                           6.00%        6.00
Expected long-term rate of return on pension plan assets                                                      8.00%        8.00

  SAVINGS AND PROFIT SHARING PLANS
     The Corporation has a Retirement Savings Plan covering substantially all employees with one year's service. Under the plan, employee contributions are partially matched by the Corporation. In addition, the Corporation may make discretionary contributions to the plan. Total expense under this plan was $2,055,611, $1,895,526, and $1,400,379 in 1995, 1994 and 1993, respectively.
     Prior to 1994, the Corporation had an Employee Stock Ownership Plan covering substantially all employees with one year's service. Total expense under this plan amounted to $580,711 in 1993. During 1993, this plan was merged into the Retirement Savings Plan.
                                       43

  STOCK OPTIONS, RESTRICTED STOCK AND OTHER INCENTIVE PLANS
     See Note 11 for additional information about the Corporation's stock option plans and restricted stock plans.
     In 1994, the Corporation adopted the Long-Term Incentive Plan which was designed to attract, retain and motivate key employees as well as to provide a competitive reward for achieving longer-term goals, provide balance to short-term incentive awards, and reinforce a one-company perspective. Under this plan, performance-based stock and cash incentives and other equity-based incentives will be awarded. A maximum of 500,000 shares of the Corporation's common stock are available for award under this plan. As of December 31, 1995, a total of 101,861 stock options to purchase shares of the Corporation's common stock had been awarded and these options vest ratably over a three-year period. No other awards have been made under this plan.
     During 1993, the Corporation adopted nonstatutory and incentive stock option plans for certain of the Subsidiary Banks. The stock options were granted to the directors and certain officers of the applicable Subsidiary Banks entitling them to purchase shares of the Corporation's common stock. The options are earned and exercisable over a period of up to 10 years.
     The Corporation has continued in effect Security Capital's nonstatutory and incentive stock option plans in force at the date of the Merger. The stock options under these plans were granted to directors and certain officers of Security Capital's subsidiary banks and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years and some of the stock options included vesting provisions of up to five years. All stock options outstanding at the time of the Merger were converted into options to acquire common stock of the Corporation and became fully vested. No more options will be granted under the Security Capital option plans.
     The Corporation had a Restricted Stock Plan in effect until December 31, 1993 which was designed to provide long-term incentive compensation to certain officers of the Corporation and its subsidiaries. Total expense under this plan was $236,340, $258,011 and $374,331 in 1995, 1994 and 1993, respectively.
Restrictions on shares remaining under this plan will lapse in 1996. During 1993, the Corporation adopted MRPs covering certain officers and directors of the Subsidiary Banks. Shares of the Corporation's common stock awarded under the MRPs vest over periods of up to five years. A participant becomes fully vested in the event of the participant's death or disability. Total expense under the MRPs was $1,701,192, $1,494,595 and $463,237 for 1995, 1994 and 1993,
respectively.
     The Corporation has a Performance Unit Plan, which operates in conjunction with the Restricted Stock Plan, covering certain senior officers of the Corporation and its subsidiaries. Under this plan, eligible participants have been awarded performance units with a target value of $100 each. At December 31, 1995, a total of 7,513 units were outstanding and will be deemed earned if and to the extent the Corporation and its subsidiaries meet profit objectives established by the Board of Directors. Total expense under this plan was $496,672, $132,600 and $340,600 for 1995, 1994 and 1993, respectively.
     CCB has a Management Performance Incentive Plan covering certain officers. The total award is based on a percentage of base salary of the eligible participants and financial performance of the Corporation as compared to certain targets established by the Corporation's Board of Directors. Total expense under this plan was $2,652,819, $1,605,316 and $1,000,000 in 1995, 1994 and 1993,
respectively.
  POSTRETIREMENT HEALTH AND LIFE INSURANCE PLAN
     The Corporation maintains a defined dollar benefit plan which provides postretirement health and life insurance for all employees who retire after age 55 with ten years of service. As discussed in Note 1, effective January 1, 1993, the Corporation adopted SFAS No. 106 which requires the recognition of the accumulated obligation for the Corporation's health care and life insurance plans as well as the periodic costs of providing these coverages for retirees. Prior to the adoption of SFAS No. 106, the costs of providing these coverages were expensed as paid.
                                       44

     The following table sets forth the plan's funded status and the amounts included in "other liabilities" on the Corporation's Consolidated Balance Sheets at December 31, 1995 and 1994:

                                                                                                              December 31
                                                                                                          1995           1994
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees                                                                                             $ 3,791,000     3,402,000
  Active employees -- fully eligible                                                                       885,000       533,500
  Active employees -- not fully eligible                                                                 1,200,000     1,208,500
    Accumulated postretirement benefit obligation                                                       (5,876,000)    5,144,000
Plan assets at fair value                                                                                       --            --
Accumulated postretirement benefit obligation in excess of plan assets                                  (5,876,000)   (5,144,000)
Unrecognized net losses                                                                                  1,309,276       855,778
Accrued postretirement benefit expense                                                                 $(4,566,724)   (4,288,222)

     The accumulated postretirement benefit obligations at December 31, 1995 and 1994 were determined using the following assumptions:

Rate of return on plan assets                                                                                  N/A           N/A
Discount rate                                                                                                 7.25 %        8.00
Rate of increase in health care costs:
  Current year                                                                                                9.00 %       10.00
  Next year                                                                                                   8.00 %        9.00
  1999 and later                                                                                              5.00 %        5.00

     Net periodic postretirement benefit expense charged to operations for the years ended December 31, 1995, 1994 and 1993 included the following components:

                                                                                                    1995       1994       1993
Service cost of benefits earned during the period                                                 $125,618    146,519     77,079
Interest cost on accumulated benefit obligation                                                    412,004    389,375    336,315
Net amortization and deferral                                                                       34,683     94,070         --
  Net postretirement benefit expense                                                              $572,305    629,964    413,394

     A 1% increase in the assumed health care trend rates would result in a $26,000 increase in net periodic postretirement benefits expense and a $330,000 increase in the accumulated postretirement benefit obligation.
(11) COMMON AND PREFERRED STOCK
     Under various stock option plans adopted by the Corporation, options may be periodically granted to directors, officers and other key personnel at a price not less than the fair market value of the shares at the date of grant. Options granted under the various plans must be exercised over the applicable exercise period or they will be forfeited. The exercise periods for options granted under the various plans are determined at the date of grant and are for periods no longer than 10 years.
                                       45

     The following table summarizes stock option transactions during 1995, 1994 and 1993:

                                                                                           Option     Option Price     Aggregate
                                                                                           Shares       per Share       Amount
Outstanding at December 31, 1992                                                           271,976      $7.12-15.34   $ 2,886,339
Granted                                                                                    128,771     $36.98-37.75     4,794,370
Exercised                                                                                  (68,433)     $7.12-15.34      (605,968)
Outstanding at December 31, 1993                                                           332,314      $7.12-37.75     7,074,741
Granted                                                                                     91,340     $27.25-38.75     2,853,783
Exercised                                                                                  (47,020)     $7.12-37.25      (462,010)
Forfeited                                                                                   (1,593)    $36.98-37.25       (58,960)
Outstanding at December 31, 1994                                                           375,041      $7.12-38.75     9,407,554
Granted                                                                                     55,470     $36.63-50.00     2,038,276
Exercised                                                                                  (74,842)     $7.12-37.75    (1,437,477)
Forfeited                                                                                   (2,076)    $27.25-50.00       (69,984)
Outstanding at December 31, 1995                                                           353,593      $7.12-38.75   $ 9,938,370
Exercisable at December 31, 1995                                                           264,822

     Stock awarded under the Restricted Stock Plan and MRPs are subject to certain restrictions over a five-year period, during which time the holder is entitled to full voting rights and dividend privileges. Under the Restricted Stock Plan for certain officers of the Corporation and its subsidiaries, a maximum of 300,000 shares of the Corporation's common stock was available for award. At December 31, 1995, a total of 44,044 restricted shares remain outstanding under this plan with all restrictions lapsing in 1996. The plan expired on December 31, 1993 and no further grants will be awarded under the plan. Under MRPs, 118,120 shares of the Corporation's common stock were awarded to directors and certain officers of certain of the Subsidiary Banks. The MRP shares will be earned in installments over a period of up to five years. During 1995, restrictions lapsed on 34,298 shares and 56 shares were forfeited. These lapses and forfeitures resulted in $1,237,000 of additions to shareholders' equity.
     The Corporation is authorized to issue up to 5,000,000 shares of serial preferred stock. No shares of preferred stock have been issued or are outstanding at December 31, 1995 or 1994.
     The Corporation adopted a Rights Agreement (the "Rights Agreement") which provides for a plan (the "Rights Plan"). For use in connection with the Rights Plan dated February 26, 1990 between the Corporation and CCB, the Corporation's Board of Directors has established a series of preferred stock designated as Series A Junior Participating Preferred Stock ("Series A Preferred") consisting of 200,000 shares and having certain special rights for purposes of dividends and other distributions, voting, dissolution and liquidation, and in connection with certain mergers of the Corporation. No shares of Series A Preferred have been issued.
     Under the Rights Plan, one Right was distributed during 1990 to the Corporation's shareholders for each of their shares of the Corporation's common stock. Also under the Rights Plan, after the date of the Rights Agreement and before the earlier of the "Distribution Date" (as defined below) or the date of redemption or expiration of the Rights, each new share of common stock issued after the date of the Rights Plan also has attached to it one Right.
     The Rights currently are not exercisable, but may become so in the future on a date (the "Distribution Date") which is 20 business days after (i) a public announcement that any person or group has become an "Acquiring Person" by acquiring beneficial ownership of 15% or more of the outstanding common stock of the Corporation, or (ii) the date of commencement by any person of, or the announcement by any person of his intention to commence, a tender or exchange offer which would result in his becoming an Acquiring Person. However, after the time any person becomes an Acquiring Person, all Rights held by or transferred to such person (or any associate or affiliate of such person) shall be void and of no effect.
     Until the Distribution Date, each Right will be evidenced by the certificate evidencing the common share to which it relates and may be transferred only with such common share, and the surrender for transfer of any common share certificate also will constitute the transfer of the Rights related thereto. After the Distribution Date, separate certificates evidencing each Right will be distributed to the record holders of the common stock to which such Rights are attached, and each such Right may then be exercised to purchase
 .01 of a share of Series A Preferred for a price of $100 (the "Purchase Price") (all as adjusted from time to time as described in the Rights Agreement). In the alternative (and subject to certain exceptions), after any person becomes an Acquiring person (i) each Right may be exercised to purchase the number of shares of the Corporation's common stock equal to the result obtained by multiplying the then current Purchase Price by the number of Series A Preferred interests covered by the
                                       46

Right, and dividing that product by 50% of the market price of a share of the Corporation's common stock, or (ii) unless the Acquiring Person has become the beneficial owner of more than 50% of the outstanding common stock, the Corporation's Board of Directors at its option may exchange one share of the Corporation's common stock, or a number of shares of Series A Preferred having voting rights equivalent to one share of common stock, for all or part of the outstanding Rights.
     If the Corporation is acquired in a merger or other business combination or if 50% of its consolidated assets or earning power is sold, each Right will entitle the holder, other than the Acquiring Person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the Right.
     The Rights will expire on February 26, 2000, and may be redeemed by the Corporation at any time prior to the acquisition by a person or group of 15% or more the outstanding common stock at a price of $.01 per Right.
(12) SUPPLEMENTARY INCOME STATEMENT INFORMATION
     Following is a breakdown of the components of "other operating expenses" on the Consolidated Statements of Income:

                                                                                                  Years Ended December 31
                                                                                             1995           1994          1993
Advertising                                                                               $ 4,013,571     3,493,739     3,195,640
External data processing services                                                           3,430,023     3,736,709     4,217,662
Deposit and other insurance                                                                 7,096,497     9,031,665     7,299,950
Postage and freight                                                                         3,059,618     2,731,171     2,610,492
Printing and office supplies                                                                3,645,217     3,415,247     3,586,644
Telecommunications                                                                          3,537,501     3,532,848     3,057,093
Legal and professional fees                                                                 2,998,117     5,418,593     3,753,605
Amortization of intangible assets                                                           4,257,972     2,875,774     1,570,374
All other                                                                                  17,624,287    18,468,403    13,407,908
  Total other operating expenses                                                          $49,662,803    52,704,149    42,699,368

(13) INCOME TAXES
     As discussed in Note 1, the Corporation adopted SFAS No. 109 on January 1, 1993 and reported the cumulative effect of that change in method of accounting for income taxes, a benefit of $900,000, in the Consolidated Statement of Income. Prior years' financial statements were not restated to apply the provisions of SFAS No. 109.
     The components of income tax expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                                             1995           1994          1993
TAXES CURRENTLY PAYABLE:
  Federal                                                                                 $35,704,257    24,144,500    21,356,300
  State                                                                                     3,768,100     2,038,900     1,641,000
    Total current tax expense                                                              39,472,257    26,183,400    22,997,300
DEFERRED INCOME TAX (BENEFIT):
  Federal                                                                                  (7,429,000)    4,104,000    (1,026,000)
  State                                                                                    (1,910,000)      556,000       (58,000)
    Total deferred tax expense (benefit)                                                   (9,339,000)    4,660,000    (1,084,000)
    Total income tax expense                                                              $30,133,357    30,843,400    21,913,300

     A reconciliation of income tax expense to the amount computed by multiplying income before income taxes by the statutory federal income tax rate follows:

                                                                                                               % of Pretax
                                                                           Amount of Pretax Income                Income
                                                                      1995           1994          1993       1995     1994
Tax expense at statutory rate on income before income taxes        $30,798,000    26,585,000    23,092,000     35.0%    35.0
State taxes, net of federal benefit                                  1,208,000     1,686,000     1,029,000      1.4      2.2
Increase (reduction) in taxes resulting from:
  Thrift bad debt reserve recapture                                         --     4,906,000            --       --      6.5
  Tax-exempt interest on investment securities and loans            (1,943,000)   (1,434,700)   (1,399,000)    (2.2)    (1.9)
  Other, net                                                            70,357      (898,900)     (808,700)      .1     (1.2)
Income tax expense                                                 $30,133,357    30,843,400    21,913,300     34.3%    40.6
                                                                % of Pretax
                                                                  Income
                                                                  1993
Tax expense at statutory rate on income before income taxes        35.0
State taxes, net of federal benefit                                 1.6
Increase (reduction) in taxes resulting from:
  Thrift bad debt reserve recapture                                  --
  Tax-exempt interest on investment securities and loans           (2.1)
  Other, net                                                       (1.2)
Income tax expense                                                 33.3

     Under the Internal Revenue Code of 1986, thrift institutions are allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. A reduction of such reserves for purposes other than bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rates. Under the provisions of SFAS No. 109, a deferred tax liability is not currently recognized for temporary differences resulting from a thrift institution's base year tax bad debt reserve. As a result of a change in tax accounting method to the specific charge-off method for bad debts, Security Capital recorded additional federal income tax expense of $4,906,000 and additional state income tax expense of $694,000 in 1994 to provide current and deferred tax liabilities for all thrift bad debt reserves. At December 31, 1995 and 1994, there are no remaining amounts included in retained earnings for which a provision for federal or state income tax has not been made.
     At December 31, 1995 and 1994, the Corporation had recorded net deferred tax assets of $3,742,000 and $11,813,000, respectively, which are included in "other assets" on the Consolidated Balance Sheets. A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Taxes paid during the carryback period exceed the Corporation's recorded net deferred tax asset. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Consequently, management has determined that a valuation allowance for deferred tax assets is not required at December 31, 1995. The sources and tax effects of cumulative temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 1995 and 1994 are shown below:

                                                                                                          1995           1994
Deferred tax assets:
  Reserve for loan losses                                                                              $ 9,122,000     4,416,000
  Unrealized losses on investment securities available for sale                                                 --    10,956,000
  Postretirement benefits                                                                                1,818,000     1,691,000
  Pension expense                                                                                        1,508,000     1,050,000
  Deferred compensation                                                                                  2,318,000     2,143,000
  Purchase accounting adjustment on deposit rates                                                           68,000       839,000
  Other                                                                                                  2,181,000     1,531,000
    Total gross deferred tax assets                                                                     17,015,000    22,626,000
Deferred tax liabilities:
  Lease financing                                                                                          354,000     1,229,000
  Intangible assets                                                                                      1,007,000     2,372,000
  Deferred loan fees and costs                                                                             897,000     1,053,000
  Premises and equipment                                                                                 1,792,000     1,711,000
  FHLB stock                                                                                             1,757,000     1,757,000
  Prepaid deposit insurance                                                                                423,000     1,745,000
  Unrealized gains on investment securities available for sale                                           6,454,000            --
  Other                                                                                                    589,000       946,000
    Total gross deferred tax liabilities                                                                13,273,000    10,813,000
    Net deferred tax asset                                                                             $ 3,742,000    11,813,000

(14) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK
  COMMITMENTS AND CONTINGENCIES
     The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2009. Total rental expense amounted to $4,557,253 in 1995, $4,430,256 in 1994 and $4,769,433 in
1993.
     A summary of noncancellable, long-term lease commitments at December 31, 1995 follows:

                                                                                              Type of Property
                                                                                             Real                        Total
Year Ending December 31                                                                    Property      Equipment     Commitments
1996                                                                                      $ 2,775,446     1,073,725     3,849,171
1997                                                                                        2,692,681       819,619     3,512,300
1998                                                                                        2,474,903       509,219     2,984,122
1999                                                                                        2,114,646       106,701     2,221,347
2000                                                                                        1,869,297        25,592     1,894,889
Thereafter                                                                                 18,980,040            --    18,980,040
  Total lease commitments                                                                 $30,907,013     2,534,856    33,441,869

     Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1996.
     Certain legal claims have arisen in the normal course of business in which the Corporation and certain of its Subsidiary Banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on the Corporation's financial position or results of operations.
     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral is obtained if deemed necessary. At December 31, 1995 and 1994, the Subsidiary Banks had commitments to extend credit of approximately $886 million and $811 million. These amounts include unused credit card receivable and home mortgage equity lines of $280 million and $215 million, respectively, at December 31, 1995 and $239 million and $138 million, respectively, at December 31, 1994.
     Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The Subsidiary Banks had approximately $24 million and $20 million in outstanding standby letters of credit at December 31, 1995 and 1994.
  OFF-BALANCE SHEET RISK
     The Subsidiary Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract or notional amount of these instruments reflects the extent of involvement that the Subsidiary Banks have in classes of financial instruments.
     The Subsidiary Banks use the same credit policies in making commitments to extend credit and in issuing standby letters of credit that are used for on-balance sheet instruments. The Corporation's exposure to credit loss for commitments to extend credit and standby letters of credit in the event of the other party's nonperformance is represented by the contract amount of the instrument and is essentially the same as that involved in extensions of loans with collateral being obtained if deemed necessary.
     For interest rate contracts, the contract or notional amounts do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the contract. Management considers the credit risk of these contracts to be minimal and manages this risk through routine review of the counterparty's financial ratings.
     During 1993, CCB entered into a corridor interest rate contract with a major regional commercial bank (the "Counterparty") to manage interest rate risk. A corridor interest rate contract involves the simultaneous purchase and sale of
                                       49
interest rate caps. The interest rate caps each have a notional amount of $100 million and were entered into for a two-year period which expired July 1, 1995. The 72 basis point fee on the corridor contract was amortized over the life of the contract as an adjustment to interest income. The purpose of entering into the corridor contract was to synthetically convert fixed rate assets to floating rate assets within the strike rates of the contract in a rising interest rate environment. Higher interest rates in 1994 created a favorable position for CCB on the interest rate corridor contract. On August 29, 1994, CCB entered into an interest rate floor contract with the same Counterparty to provide protection against falling interest rates for a period of fourteen months after the interest rate corridor contract expires. The interest rate floor contract has a notional amount of $100 million, was entered into for a two-year period beginning August 29, 1994, and the 14.5 basis point fee was amortized over the life of the contract as an adjustment to interest income. Due to the structure of the corridor and interest rate floor contracts, there are no future cash payment requirements for the Corporation. The net impact of the contracts on operating results was immaterial during 1995 and increased pre-tax earnings by $295,000 or a 1 basis point favorable impact on the net interest margin for 1994.
(15) DIVIDEND RESTRICTIONS
     Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to the Corporation in the form of cash dividends. In addition to restrictions under the General Statutes of North Carolina, there are regulatory capital requirements which must be met by the Subsidiary Banks. Under these requirements, the Subsidiary Banks have approximately $163,605,000 in retained earnings at December 31, 1995 that can be transferred to the Corporation in the form of cash dividends. Total dividends declared by the Subsidiary Banks to the Corporation in 1995 were $38,100,000.
     As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $302,794,000 at December 31, 1995 were restricted from transfer to the Corporation.
(16) CCB FINANCIAL CORPORATION (PARENT COMPANY)
     CCB Financial Corporation's principal asset is its investment in its Subsidiary Banks and its principal source of income is dividends from its Subsidiary Banks. The Parent Company's Condensed Balance Sheets at December 31, 1995 and 1994 and the related Condensed Statements of Income and Cash Flows for the years ended December 31, 1995, 1994 and 1993 are as follows:
BALANCE SHEETS

                                                                                                            December 31
                                                                                                        1995           1994
Cash and short-term investments                                                                     $ 18,495,585        490,709
Notes receivable from subsidiaries                                                                    10,000,000     21,940,000
Loans                                                                                                 50,001,157             --
  Less reserve for loan losses                                                                           650,000             --
    Net loans                                                                                         49,351,157             --
Investments in bank subsidiaries                                                                     449,542,275    399,003,327
Other assets                                                                                           6,353,693      3,601,814
    Total assets                                                                                    $533,742,710    425,035,850
Short-term borrowed funds                                                                           $         --      5,000,000
Masternotes                                                                                           16,720,058             --
Notes payable to bank subsidiary                                                                      40,000,000             --
Subordinated notes                                                                                    32,985,000     40,000,000
Other liabilities                                                                                     10,520,649      8,884,754
    Total liabilities                                                                                100,225,707     53,884,754
Shareholders' equity                                                                                 433,517,003    371,151,096
    Total liabilities and shareholders' equity                                                      $533,742,710    425,035,850

INCOME STATEMENTS

                                                                                                 Years Ended December 31
                                                                                            1995           1994           1993
Dividends from bank subsidiaries                                                        $ 38,100,000      9,560,000     10,150,000
Interest income                                                                            4,270,870      2,869,841      1,231,674
Other income                                                                                 883,176             --             --
Management fees                                                                                   --        748,325        957,646
    Total operating income                                                                43,254,046     13,178,166     12,339,320
Interest expense                                                                           4,527,444      2,724,262      1,334,951
Provision for loan losses                                                                    650,000             --             --
Merger-related expense                                                                     2,761,377             --             --
Management fees                                                                              120,000             --             --
Other operating expenses                                                                     755,504        893,904        854,369
    Total operating expenses                                                               8,814,325      3,618,166      2,189,320
Income before income taxes                                                                34,439,721      9,560,000     10,150,000
Income taxes                                                                                (314,600)            --             --
Income before equity in undistributed net income of bank subsidiaries                     34,754,321      9,560,000     10,150,000
Equity in undistributed net income of bank subsidiaries                                   23,106,135     35,551,204     32,542,612
Net income                                                                              $ 57,860,456     45,111,204     42,692,612

STATEMENTS OF CASH FLOWS

                                                                                            1995           1994           1993
Net cash provided by operating activities                                               $ 34,613,615     14,270,323     19,414,359
Investment in acquired subsidiaries                                                               --             --    (39,675,291)
Investment in (return from) existing subsidiaries                                            976,599             --    (19,000,000)
Net increase in loans                                                                    (50,001,157)            --             --
Net (increase) decrease in loans to subsidiaries                                          11,940,000     11,325,000     (6,730,000)
    Net cash provided (used) by investing activities                                     (37,084,558)    11,325,000    (65,405,291)
Increase (decrease) in master notes                                                       16,720,058             --             --
Increase (decrease) in short-term borrowed funds                                          (5,000,000)     5,000,000             --
Proceeds from issuance of debt to subsidiaries                                            40,000,000             --             --
Public offering of common stock and subordinated notes, net                                       --             --     58,390,529
Repurchase and extinguishment of debt                                                     (6,135,249)            --             --
Issuances of common stock in acquisitions, net                                                    --             --     20,775,093
Purchase and retirement of common stock                                                   (4,432,250)   (15,530,242)   (16,470,000)
Cash dividends                                                                           (22,114,217)   (17,587,684)   (14,980,052)
Other, net                                                                                 1,437,477        251,664             --
    Net cash provided (used) by financing activities                                      20,475,819    (27,866,262)    47,715,570
Net increase (decrease) in cash and short-term investments                                18,004,876     (2,270,939)     1,724,638
Cash and short-term investments at beginning of year                                         490,709      2,761,648      1,037,010
Cash and short-term investments at end of year                                          $ 18,495,585        490,709      2,761,648

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)
     Following is a summary of the consolidated quarterly financial data for the years ended December 31, 1995 and 1994 (in thousands except per share data):

                                                                         1995                                  1994
                                                          4TH       3RD                   1ST       4th       3rd
                                                         QTR.       QTR.     2ND QTR.     QTR.      Qtr.      Qtr.     2nd Qtr.
Interest income                                         $98,495    96,545     95,607     92,867    88,259    78,397     74,121
Interest expense                                         46,463    45,884     45,386     41,671    38,326    31,578     28,782
Net interest income                                      52,032    50,661     50,221     51,196    49,933    46,819     45,339
Provision for loan and lease losses                       2,407     2,027      1,599      2,150     3,210     2,422      2,308
Net interest income after provision for loan and
  lease losses                                           49,625    48,634     48,622     49,046    46,723    44,397     43,031
Other income                                             13,383    12,598     13,960     12,348    12,715    11,485     12,127
Other expenses                                           37,117    36,324     47,737     39,045    39,003    38,035     35,365
Income before income taxes                               25,891    24,908     14,845     22,349    20,435    17,847     19,793
Income taxes                                              8,828     8,198      5,657      7,450     6,550    11,739      6,582
Net income                                              $17,063    16,710      9,188     14,899    13,885     6,108     13,211
Net income per share                                    $  1.14      1.12        .62        .99       .91       .40        .86
                                                        1994
                                                       1st Qtr.
Interest income                                          69,122
Interest expense                                         27,680
Net interest income                                      41,442
Provision for loan and lease losses                       1,339
Net interest income after provision for loan and
  lease losses                                           40,103
Other income                                             12,660
Other expenses                                           34,884
Income before income taxes                               17,879
Income taxes                                              5,972
Net income                                               11,907
Net income per share                                        .77

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Disclosure of fair value estimates of on- and off-balance sheet financial instruments is required under SFAS No. 107. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. Significant assets and liabilities that are not considered financial instruments include premises and equipment, intangibles assets, negative goodwill, the trust department and mortgage banking operations. In addition, the tax ramifications resulting from the realization of the unrealized gains and losses of the financial instruments would have a significant impact on the fair value estimates presented and have not been considered in any of the fair value estimates. Estimated fair values of certain on- and off-balance sheet financial instruments of the Corporation at December 31, 1995 and 1994 are presented below (in thousands):

                                                                                          1995                       1994
                                                                                 CARRYING        FAIR       Carrying       Fair
                                                                                  AMOUNT        VALUE        Amount        Value
Financial assets:
Cash, time deposits in other banks and other short-term investments             $  569,533       569,533      402,691      402,691
Investment securities                                                            1,039,732     1,044,701    1,010,282    1,004,160
Loans                                                                            3,312,944            --    3,130,363           --
  Reserve for loan losses                                                          (43,075)           --      (40,041)          --
    Net loans                                                                    3,269,869     3,331,144    3,090,322    3,059,611
Total financial assets                                                          $4,879,134     4,945,378    4,503,295    4,466,462
Financial liabilities:
Deposits                                                                        $4,297,411     4,303,581    4,057,680    4,036,190
Short-term borrowings                                                              177,959       177,959      114,817      114,817
Long-term debt                                                                      78,993        79,182       95,615       88,750
Total financial liabilities                                                     $4,554,363     4,560,722    4,268,112    4,239,757
Off-balance sheet financial instruments:
Interest rate corridor                                                          $       --            --          180          490
Interest rate floor                                                                     --            --          125           17

     Fair value estimations are made at a point in time based on relevant market information and the characteristics of the on- and off-balance sheet financial instruments being valued. The estimated fair value presented does not represent the gain or loss that could result if the Corporation chose to liquidate all of its holdings of a financial instrument. Because no market exists for a large portion of the Corporation's financial instruments, fair value estimates are based on management's judgments about future expected loss experience, current economic conditions, the risk characteristics of the individual financial instruments and other factors. Accordingly, these estimates are subjective in nature and involve a high degree of judgment and cannot be determined with a high degree of precision. Changes in assumptions and/or the methodology used could significantly impact the fair values presented above.
                                       52

  FINANCIAL ASSETS
     The fair value of cash, time deposits in other banks and other short-term investments is equal to their carrying value due to the nature of those instruments. The fair value of investment securities is based on published market values and is calculated based upon the number of trading units of the financial instrument times its market price. The fair value of net loans is based on the discounting of scheduled cash flows through estimated maturity using market rates and management's judgment about the credit risk inherent in the different segments of the loan portfolio. Estimates of maturity, except for residential mortgage loans, are based on the stated term of the loan or the Corporation's estimates of prepayments considering current economic and lending conditions. Estimates of maturity for residential mortgage loans are based on prepayments estimated by secondary market sources.
  FINANCIAL LIABILITIES
     The fair value of noninterest-bearing deposits, savings and NOW accounts and money market accounts is the amount payable on demand at December 31, 1995 and 1994. The fair value of time deposits is estimated based on the discounted value of contractual cash flows using the currently offered rate for deposits with similar remaining maturities. Short-term borrowings are generally due within 90 days, and, accordingly, the carrying amount of these instruments is considered to be a reasonable approximation of their fair value. The estimated fair value of long-term debt is based on quoted market rates for the same or similar issues or is based on the market rates for debt of the same remaining maturities.
  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     The fair value of the interest rate corridor and interest rate floor are based on quotes from an outside source considering current economic conditions and the interest rates and maturities of the contracts. The estimated fair value of commitments to extend credit and standby letters of credit are equal to their carrying value due to the majority of these off-balance sheet instruments having relatively short terms to maturity and being written at variable rates.
     The carrying amounts of commitments to extend credit and standby letters of credit are comprised of unamortized fee income, if any. These amounts are not material to the Corporation. The carrying amounts are reasonable estimates of the fair value of these off-balance sheet financial instruments due to their maturity and repricing terms.
                                       53

     REPORT OF MANAGEMENT REGARDING RESPONSIBILITY FOR FINANCIAL STATEMENTS Management is responsible for the content of the financial information included in this annual report. The financial statements from which the financial information has been drawn are prepared in accordance with generally accepted accounting principles. Other information in this report is consistent with the financial statements.
     In meeting its responsibility, management relies on the system of internal accounting control and related control systems. Elements of these systems include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audits. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any system of internal control. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefit derived and that the evaluation of such cost and benefit necessarily requires estimates and judgments.
     KPMG Peat Marwick LLP, independent auditors, audited the Corporation's consolidated financial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits.
     The voting members of the Corporation's Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with management, the Corporation's internal auditors and the independent auditors to discuss audit, financial reporting, and related matters. KPMG Peat Marwick LLP and the internal auditors have direct access to the Audit Committee.
                                        ERNEST C. ROESSLER
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        W. HAROLD PARKER, JR.
                                        SENIOR VICE PRESIDENT AND CONTROLLER
January 23, 1996
                                       54

                          INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders
CCB Financial Corporation
     We have audited the consolidated balance sheets of CCB Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCB Financial Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.
     On January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". On January 1, 1993, the Corporation adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes".

                                           /s/ KPMG Peat Marwick LLP
Raleigh, North Carolina
January 23, 1996
                                       55

                            DESCRIPTION OF EXHIBITS
Amended and Restated Agreement of Combination among Registrant, Security Capital Bancorp and
New Security Capital, Inc.
Amended and Restated Articles of Incorporation of Registrant
Bylaws of Registrant, as amended
Rights Agreement dated February 26, 1990 between Registrant and Central Carolina Bank and Trust Company
Form of Indenture dated as of November 1, 1993, between Registrant and Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held
Description of Management Performance Incentive Plan of Central Carolina Bank and Trust Company
Performance Unit Plan of Registrant
Restricted Stock Plan of Registrant
1993 Management Recognition Plan for CCB Savings Bank of Lenoir, Inc., SSB
1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB Amendment No. 1 to 1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB
1993 Incentive Stock Option Plan of Registrant
Long-Term Incentive Plan of Registrant
Security Capital Omnibus Stock Ownership and Long-Term Incentive Plan, as assumed by the Registrant
Omni Capital Group, Inc. 1988 Incentive Stock Option Plan, as assumed by the Registrant
Omni Capital Group, Inc. 1988 Directors' Non-Qualified Stock Option Plan, as assumed by the Registrant
Change of Control Agreement dated July 17, 1995 between Central Carolina Bank and Trust Company and Ernest C. Roessler
Change of Control Agreement dated July 17, 1995 between Central Carolina Bank and Trust Company and Richard L. Furr
Change of Control Agreement dated July 17, 1995 between Central Carolina Bank and Trust Company and J. Scott Edwards
Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and David B. Jordan
Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and Ralph A. Barnhardt
Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and Lloyd G. Gurley
Subsidiaries of Registrant
Consent of KPMG Peat Marwick LLP
Financial Data Schedule
Registrant's Proxy Statement to Shareholders for the 1996 Annual Meeting of Shareholders
            COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
          W. HAROLD PARKER, JR., SENIOR VICE PRESIDENT AND CONTROLLER
                          OF CCB FINANCIAL CORPORATION
                                       56

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CCB FINANCIAL CORPORATION

                                     By:  /s/ ERNEST C. ROESSLER
                                          Ernest C. Roessler
                                          President and Chief Executive Officer

                                      Date: March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                          Date

/s/ ERNEST C. ROESSLER           President and Director           March 12, 1996
Ernest C. Roessler               (Chief Executive Officer)

/s/ JOHN M. BARNHARDT            Director                         March 12, 1996
John M. Barnhardt

                                 Director                         March   , 1996
J. Haper Beall, III

                                 Director                         March   , 1996
James B. Brame, Jr.

                                 Director                         March   , 1996
Timothy B. Burnett

/s/ W.L. BURNS, JR.              Chairman of                      March 12, 1996
W.L. Burns, Jr.                  Board of Directors

/s/ EDWARD S. HOLMES             Director                         March 12, 1996
Edward S. Holmes

/s/ DAVID B. JORDAN              Director                         March 12, 1996
David B. Jordan

                                 Director                         March   , 1996
Owen G. Kenan

/s/ EUGENE J. MCDONALD           Director                         March 12, 1996
Eugene J. McDonald

                                 Director                         March   , 1996
Hamilton W. McKay, Jr., M.D.

/s/ ERIC B. MUNSON               Director                         March 12, 1996
Eric B. Munson

/s/ J.G. RUTLEDGE, III           Director                         March 12, 1996
J.G. Rutledge, III

/s/ MILES J. SMITH, JR.          Director                         March 12, 1996
Miles J. Smith, Jr.

/s/ JIMMY K. STEGALL             Director                         March 12, 1996
Jimmy K. Stegall

                                 Director                         March   , 1996
H. Allen Tate, Jr.

/s/ JAMES L. WILLIAMSON          Director                         March 12, 1996
James L. Williamson

/s/ PHAIL WYNN, JR.              Director                         March 12, 1996
Dr. Phail Wynn, Jr.

/s/ W. HAROLD PARKER, JR.        Senior Vice President            March 12, 1996
W. Harold Parker, Jr.            and Controller (Chief
                                 Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit Number
 per Item 601 of                                                                                 Exhibit No. in
 Regulation S-K                                   Description                                    this Form 10-K
           (2)      Plan of acquisition, reorganization, arrangement, liquidation or succession.
                    a.  Amended and Restated Agreement of Combination among Registrant,
                        Security Capital Bancorp and New Security Capital, Inc. is
                        incorporated herein by reference from Appendix A of the Registrant's
                        Registration Statement No. 33-57005 on Form S-4.
           (3)      Articles of Incorporation and Bylaws.
                    a.  Registrant's Amended and Restated Articles of Incorporation is
                        incorporated herein by reference from Exhibit 3 of Registrant's Form
                        8-K dated May 19, 1995.
                    b.  Registrant's Bylaws as amended on April 20, 1993 is incorporated by reference from Exhibit 3(B) of Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1993.
                    c.  Amendments to Registrant's Bylaws are incorporated by reference from
                        Exhibit 3 of Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1995.
           (4)      Instrument defining the rights of security holders, including indentures.
                    a.  Rights Agreement dated February 26, 1990 between Registrant and
                        Central Carolina Bank and Trust Company is incorporated herein by reference from Exhibit 4 of Registrant's Current Report on Form 8-K dated February 16, 1990.
                    b.  Form of indenture dated November 1, 1993 between Registrant and
                        Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which
                        Registrant's Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of the Registrant's
                        Registration Statement No. 33-50793 on Form S-3.
           (10)     Material contracts.
                    a.  Description of Management Performance Incentive Plan of Central
                        Carolina Bank and Trust Company is incorporated herein by reference from Registrant's 1988 Annual Report on Form 10-K.
                    b.  Performance Unit Plan of Registrant is incorporated herein by reference from Registrant's 1993 Annual Report on Form 10-K.
                    c.  Restricted Stock Plan of Registrant is incorporated herein by reference from Registrant's 1984 Annual Report on Form 10-K.
                    d.  1993 Management Recognition Plan for CCB Savings Bank of Lenoir,
                        Inc., SSB is incorporated herein by reference from Exhibit 28 of
                        Registrant's Registration Statement No. 33-61268 on Form S-8.
                    e.  1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir,
                        Inc., SSB is incorporated herein by reference from Exhibit 28 of
                        Registrant's Registration Statement No. 33-61272 on Form S-8.
                    f.  Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan for CCB
                        Savings Bank of Lenoir, Inc., SSB is incorporated herein by reference from Exhibit 10(G) of Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1993.
                    g.  1993 Incentive Stock Option Plan of Registrant is incorporated herein by reference from Exhibit 28 of Registrant's Registration
                        Statement No. 33-61270 on Form S-8.
                    h.  Long-Term Incentive Plan of Registrant is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No.
                        33-54645 on Form S-8.
                    i.  Security Capital Omnibus Stock Ownership and Long-Term Incentive
                        Plan, as assumed by the Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No.
                        33-61791 on Form S-8.

 Exhibit Number
 per Item 601 of                                                                                 Exhibit No. in
 Regulation S-K                                   Description                                    this Form 10-K
                    j.  Omni Capital Group, Inc. 1988 Incentive Stock Option Plan, as
                        assumed by the Registrant, is incorporated herein by reference from
                        Exhibit 99 of Registrant's Registration Statement No. 33-61797 on
                        Form S-8.
                    k.  Omni Capital Group, Inc. 1988 Directors' Non-Qualified Stock Option
                        Plan, as assumed by the Registrant is incorporated herein by reference from Exhibit 99 of Registrant Registration Statement No.
                        33-61793 on Form S-8.
                    l.  Change of Control Agreement dated July 17, 1995 between Central
                        Carolina Bank and Trust Company and Ernest C. Roessler is
                        incorporated herein by reference from Exhibit 10.1 of Registrant's
                        Form 8-K dated July 17, 1995.
                    m. Change of Control Agreement dated July 17, 1995 between Central
                       Carolina Bank and Trust Company and Richard L. Furr is incorporated herein by reference from Exhibit 10.2 of Registrant's Form 8-K dated
                       July 17, 1995.
                    n.  Change of Control Agreement dated July 17, 1995 between Central
                        Carolina Bank and Trust Company and J. Scott Edwards is incorporated herein by reference from Exhibit 10.3 of Registrant's Form 8-K dated
                        July 17, 1995.
                    o.  Amendment and restated Employment Agreement by and between
                        Registrant, Central Carolina Bank and Trust Company and David B.
                        Jordan dated May 19, 1995 is incorporated herein by reference from
                        Exhibit 10.1 of Registrant's Form 8-K dated
                       May 19, 1995.
                    p.  Amended and restated Employment Agreement by and between Registrant,
                        Central Carolina Bank and Trust Company and Ralph A. Barnhardt dated
                        May 19, 1995 is incorporated herein by reference from Exhibit 10.2 of Registrant's Form 8-K dated May 19, 1995.
                    q.  Amended and restated Employment Agreement by and between Registrant,
                        Central Carolina Bank and Trust Company and Lloyd G. Gurley dated
                        May 19, 1995 is incorporated herein by reference from Exhibit 10.3 of Registrant's Form 8-K dated May 19, 1995.
           (21)     Subsidiaries of Registrant.
                    A listing of the direct and indirect subsidiaries of Registrant is included in Note 1 to the Consolidated Financial Statements of
                    Registrant included in this Form 10-K.
           (23)     Consents of experts and counsel.
                    Consent of KPMG Peat Marwick LLP.                                           23
           (27)     Financial Data Schedule.                                                    27
           (99)     Additional exhibits.
                    Proxy Statement for 1996 Annual Meeting of Shareholders on April 23,        Not Required to
                    1996                                                                        be Refiled