Form 10-Q
period 1996-03-31
CCB FINANCIAL CORP
filed 1996-05-14
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended March 31, 1996


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

                      Yes [ X  ]     No  [     ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                   15,065,025
     (Class of Stock)                    (Shares outstanding
                                         as of April 30, 1996)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      March 31, 1996, December 31, 1995 and
      March 31, 1995                                        3

   Consolidated Statements of Income
      Three Months Ended March 31, 1996 and 1995            4

   Consolidated Statements of Shareholders' Equity
      Three Months Ended March 31, 1996 and 1995            5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1996 and 1995            6

   Notes to Consolidated Financial Statements
      Three Months Ended March 31, 1996 and 1995            7

 Item 2.
   Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II.  Other Information

 Item 6.
   Exhibits and Reports on Form 8-K                         16

   Signatures                                               17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS

                                      (Unaudited)                (Unaudited)
                                       March 31,   December 31,   March 31,
                                         1996         1995          1995
Assets:
Cash and due from banks             $ 190,764,767   189,320,033   173,986,756
Time deposits in other banks           60,731,962    72,131,355    44,442,326
Federal funds sold and other short-
  term investments                    306,400,000   308,081,862   159,448,000
Investment securities:
   Available for sale                 874,919,446   961,640,464   762,749,779
   Held to maturity (market values
    of $80,015,704, $83,060,136
    and $242,291,251)                  76,081,737    78,091,957   241,636,575
Loans and lease financing (notes 2
   and 4)                           3,398,693,460 3,345,345,231 3,238,418,983
   Less reserve for loan and lease
    losses (note 5)                    44,218,180    43,577,725    42,430,695
      Net loans and lease financing 3,354,475,280 3,301,767,506 3,195,988,288
Premises and equipment                 67,306,182    66,977,333    65,593,693
Other assets (notes 4 and 5)          107,308,190   111,775,657   108,720,632
         Total assets              $5,037,987,564 5,089,786,167 4,752,566,049

Liabilities:
Deposits:
   Demand (noninterest-bearing)     $ 533,993,954   538,177,666   491,672,748
   Savings and NOW accounts           525,658,871   522,556,768   491,679,306
   Money market accounts            1,315,294,787 1,309,544,849 1,220,932,335
   Jumbo time deposits                250,203,767   294,828,281   297,819,553
   Consumer time deposits           1,673,740,972 1,632,303,560 1,601,582,681
      Total deposits                4,298,892,351 4,297,411,124 4,103,686,623
Other short-term borrowed funds       128,079,553   177,958,782    75,264,278
Long-term debt                         68,936,459    78,992,856    89,383,691
Other liabilities                     101,599,314   101,906,402    91,362,324
         Total liabilities          4,597,507,677 4,656,269,164 4,359,696,916

Shareholders' equity:
Serial preferred stock. Authorized
  5,000,000 shares; none issued           --           --            --
Common stock of $5 par value.
  Authorized 50,000,000 shares;
  15,059,409, 14,960,716, and
  14,990,938 shares issued             75,297,045    74,803,580    74,954,690
Additional paid-in capital             90,698,154    89,437,260    92,026,384
Retained earnings                     273,296,698   261,245,259   236,005,474
Unrealized gain (loss) on investment
  securities available for sale, net
  of applicable taxes                   2,686,488     9,765,025    (7,407,506)
Less: Unearned common stock held by
management recognition plans           (1,498,498)   (1,734,121)   (2,709,909)
         Total shareholders' equity   440,479,887   433,517,003   392,869,133
         Total liabilities and
          shareholders' equity     $5,037,987,564 5,089,786,167 4,752,566,049

See accompanying notes to consolidated financial statements.

                        CCB Financial Corporation and Subsidiaries
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                               Three Months Ended March 31,
                                                    1996         1995
Interest income:
Interest and fees on loans and leases         $  77,987,215  73,466,291
Interest and dividends on investment
  securities:
     U.S. Treasury                                7,105,708   8,445,796
     U.S. Government agencies and
       corporations                               6,688,821   6,054,291
     States and political subdivisions
      (primarily tax-exempt)                      1,158,900   1,346,118
     Equity and other securities                    516,092     530,152
Interest on time deposits in other banks            884,027     605,312
Interest on federal funds sold and
   other short-term investments                   2,678,356   2,418,801
          Total interest income                  97,019,119  92,866,761

Interest expense:
Deposits                                         42,264,876  38,720,137
Short-term borrowed funds                           866,787   1,415,576
Long-term debt                                    1,245,641   1,535,024
          Total interest expense                 44,377,304  41,670,737
Net interest income                              52,641,815  51,196,024
Provision for loan and lease losses (note 4) 2,000,000 2,150,000 Net interest income after provision for
   loan and lease losses                         50,641,815  49,046,024

Other income:
Service charges on deposit accounts               6,955,169   6,178,027
Trust and custodian fees                          1,571,057   1,727,679
Brokerage and insurance commissions               1,173,579     897,293
Merchant discount                                 1,283,010   1,109,026
Other service charges and fees                    1,104,566   1,066,619
Other                                             2,071,469   2,695,705
Investment securities gains                       1,302,957       -
Investment securities losses                     (1,318,369) (1,326,057)
          Total other income                     14,143,438  12,348,292

Other expenses:
Personnel expense                                20,412,347  19,878,489
Net occupancy expense                             2,933,399   2,935,079
Equipment expense                                 2,608,711   2,619,066
Other operating expenses                         11,741,641  13,612,145
          Total other expenses                   37,696,098  39,044,779

Income before income taxes                       27,089,155  22,349,537
Income taxes                                      9,316,700   7,450,250
Net income                                    $  17,772,455  14,899,287

Income per share                              $        1.18         .99

Weighted average shares outstanding              15,011,702  14,998,166


See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

                                                                Unrealized Gain
                                                                   (Loss) on
                                                                   Investment
                                         Additional                Securities    Management      Total
                              Common      Paid-In      Retained    Available    Recognition   Shareholders'
                               Stock      Capital      Earnings     for Sale       Plans         Equity
Balance December 31, 1994 $ 74,984,145   92,283,003  225,499,020   (18,644,387)  (2,970,685) 371,151,096

Net income                        -           -       14,899,287       -             -        14,899,287
Stock options exercised         11,365        9,149       -            -             -            20,514
Earned portion of manage-
  ment recognition plans          -           -           -            -            260,776      260,776
Purchase and retirement of
  shares                       (40,820)    (265,768)      -            -             -          (306,588)
Cash dividends ($.34 per
  share)                          -           -       (4,392,833)      -             -        (4,392,833)
Change in unrealized gains
 (losses), net of
 applicable income taxes          -           -           -         11,236,881       -        11,236,881

Balance March 31, 1995     $ 74,954,690   92,026,384  236,005,474   (7,407,506) (2,709,909)  392,869,133


Balance December 31, 1995  $ 74,803,580   89,437,260  261,245,259    9,765,025  (1,734,121)  433,517,003

Net income                        -           -        17,772,455       -             -       17,772,455
Transactions pursuant to
  restricted stock plan           -          546,476       -            -             -          546,476
Stock options exercised         493,465      714,418       -            -             -        1,207,883
Earned portion of manage-
  ment recognition plans          -           -            -            -            235,623     235,623
Cash dividends ($.38 per
  share)                          -           -        (5,721,016)      -             -       (5,721,016)
Change in unrealized gains
 (losses), net of
 applicable income taxes          -           -           -         (7,078,537)       -       (7,078,537)

Balance March 31, 1996     $ 75,297,045   90,698,154  273,296,698    2,686,488  (1,498,498)  440,479,887

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

                                                   1996
1995
Operating activities:
Net income                                     $  17,772,455    14,899,287
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                    1,959,913     2,089,420
   Provision for loan and lease losses             2,000,000     2,150,000
   Net loss on investment securities                  15,412     1,326,057
   Net amortization and accretion of
     investment securities                         1,585,028     1,752,350
   Amortization of intangibles and
     other assets                                  1,251,347       632,301
   Accretion of negative goodwill                   (838,953)     (838,953)
   Decrease (increase) in accrued
     interest receivable                             937,764    (1,644,907)
   Increase in accrued interest payable            1,846,271       230,041
   Decrease in other assets                        2,433,738    12,761,002
   Increase in other liabilities                   4,646,423     8,844,811
   Vesting of shares held by management
     recognition plans                               235,623       260,776
   Other operating activities                       (246,499)      (42,868)
Net cash provided by operating activities         33,598,522    42,419,317

Investing activities:
Proceeds from maturities and issuer calls
 of investment securities held to maturity         2,008,447     3,094,976
Purchases of investment securities held
 to maturity                                               -      (576,723)
Proceeds from sales of investment
 securities available for sale                     9,354,571    61,273,791
Proceeds from maturities and issuer
 calls of investment securities
 available for sale                              168,858,641    40,932,818
Purchases of investment securities
 available for sale                             (104,853,540)  (83,994,696)
Net originations of loans and
 leases receivable                              (114,330,551)  (86,461,831)
Proceeds from sales of loans held for sale        59,032,927     6,055,991
Purchases of premises and equipment               (2,288,762)   (3,065,298)
Net cash provided (used) by
 investing activities                             17,781,733   (62,740,972)

Financing activities:
Net increase in deposit accounts                   1,481,227    46,006,133
Net decrease in short-term
 borrowed funds                                  (49,879,229)  (39,552,341)
Proceeds from issuance of long-term debt                   -     3,405,381
Repayments of long-term debt                     (10,105,641)   (9,672,450)
Exercise of stock options                          1,207,883        20,514
Purchase and retirement of common stock                    -      (306,588)
Cash dividends                                    (5,721,016)   (4,392,833)
Net cash used by financing activities            (63,016,776)   (4,492,184)
Net decrease in cash and cash equivalents        (11,636,521)  (24,813,839)
Cash and cash equivalents at January 1           569,533,250   402,690,921
Cash and cash equivalents at March 31          $ 557,896,729   377,877,082

Supplemental disclosure of cash flow information:
Interest paid during the period                $  42,531,033    41,440,696
Income taxes paid during the period                  308,284       641,647

Supplemental disclosure of noncash investing activities:
Change in market value of securities available
 for sale, net of deferred taxes (benefit) of
 $(4,684,142) and $6,676,464, respectively      $ (7,078,537)   11,236,881
Loans and lease financing transferred
 to other real estate acquired
 through loan foreclosure                            177,131       162,618

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
              Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

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

(2) Loans and Lease Financing

A summary of loans and lease financing at March 31, 1996 and 1995 follows:

                                             1996           1995
Commercial, financial and            $   533,882,008    487,707,845
agricultural
Real estate-construction                 479,254,744    370,671,793
Real estate-mortgage                   1,850,533,894  1,869,950,252
Instalment loans to individuals          314,159,369    289,245,185
Credit card receivables                  189,041,219    193,055,487
Lease financing                           36,775,509     32,524,576
   Gross loans and lease financing     3,403,646,743  3,243,155,138
Less unearned income                       4,953,283      4,736,155
   Total loans and lease financing   $ 3,398,693,460  3,238,418,983

Loans held for sale totaled $51,394,000 and $20,860,000 at March 31, 1996 and 1995, respectively, and are reported at the lower of cost or market.

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the three months ended March 31, 1996 and 1995:

                                           1996          1995
Balance at beginning of year          $ 43,577,725  41,045,713
Provision charged to operations          2,000,000   2,150,000
Recoveries of loans and leases
 previously charged-off                    508,132     422,833
Loan and lease losses charged
 to reserve                             (1,867,677) (1,187,851)
Balance at March 31                   $ 44,218,180  42,430,695

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements


(4) Risk Assets

Following is a summary of risk assets at March 31, 1996 and 1995 (in thousands):

                                             1996       1995
Nonaccrual loans and lease financing $ 13,283 9,200 Other real estate acquired through
 loan foreclosures                           2,246     3,869
Accruing loans and lease financing
 90 days or more past due                    2,768     4,616
Restructured loans and lease financing         -         379
   Total risk assets                      $ 18,297    18,064

(5) Mortgage Servicing Rights

Effective January 1, 1996, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" ("SFAS No. 122"). SFAS No. 122 provides guidance for the recognition of mortgage servicing rights ("MSRs") as an asset when a mortgage loan is sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. This eliminates the previously existing accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Impairment of recorded MSRs is measured periodically by applying current fair value to each stratum of the disaggregated mortgage-servicing portfolio and comparing the result to the recorded balance.

As a result of adopting SFAS No. 122, the Corporation recorded MSRs of $708,462 with a corresponding increase in the gains on sales of mortgage loans during the three months ended March 31, 1996. The origination costs of the mortgage loans were allocated between the cost of the loans sold and the MSRs. Prior to the adoption of SFAS No. 122, the Corporation had purchased mortgage servicing rights which had a carrying value of $916,146 at December 31, 1995.

The following summarizes the impact of adoption of SFAS No. 122 on the Corporation's accounting policies and disclosures:

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Mortgage Servicing Rights

  Mortgage servicing rights are the rights to service loans for others ("MSRs") and are included in "other assets" on the Consolidated Balance Sheet at the lower of their cost or market. The cost of mortgage loans originated or purchased is allocated between the cost of the loans and the MSRs.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements


(5) Mortgage Servicing Rights, continued

  Capitalization of the allocated cost of MSRs occurs when the underlying loans are sold or securitized. The cost of the MSRs is amortized in proportion to and over the estimated period of net servicing revenues.

  The Corporation periodically evaluates MSRs for impairment by estimating the fair value based on a discounted cash flow methodology. This analysis incorporates current market assumptions, including discount, prepayment and delinquency rates, with net cash flows. The predominant characteristics used as the basis for stratifying MSRs are investor type, product type and interest rate. If the carrying value of the MSRs exceed the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees up to the original cost of the MSRs.

  MORTGAGE SERVICING RIGHTS

  A summary of mortgage servicing rights follows:

  Capitalized MSRs at December 31, 1995     $  916,146
  Capitalized during the period                708,462
  Amortization during the period               (70,476)
  Capitalized MSRs at March 31, 1996        $1,554,132

  The fair value of servicing for which the Corporation has capitalized an acquisition cost was $1,611,000 compared to a carrying value of $1,554,132. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized MSRs was required at March 31, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, 1st Home Mortgage Acceptance Corporation ("HMAC") and Southland Associates, Inc. for the three months ended March 31, 1996 and 1995. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

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

Results of Operations - Three Months Ended March 31, 1996 and 1995
Net income for the three months ended March 31, 1996 amounted to $17.8 million, an increase of $2.9 million or 19.3% over the same period in 1995. Net income per share was $1.18 in 1996, a $.19 or 19.2% increase over the 1995 period. Returns on average assets and average shareholders' equity were 1.45% and 16.39%, respectively, compared to 1.28% and 16.06%, respectively, in the 1995 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Average earning assets increased by $219 million or 5.0% over the three-month 1995 period which was due to internal growth with the exception of the previously mentioned branch acquisition. Sales and maturities of higher-earning investment securities without equivalent yield re-investment opportunities contributed to the yield on interest-earning assets decreasing from 8.66% in 1995 to 8.55% in 1996. The mix of interest-earning assets at March 31, 1996 changed slightly from 1995's mix as a result of the aforementioned sales and maturities of investment securities that were reinvested in short-term investments as the rate environment provided no incentive to reinvest in longer-term investment securities. As of March 31, 1996, investment securities comprised 21% of average earning assets compared to 23% for 1995 and other interest-earning assets absorbed the change. Loans continued to comprise 72% of earning assets. The cost

                                                            Table 1
CCB FINANCIAL CORPORATION
Average Balances and Net Interest Income Analysis
Three Months Ended March 31, 1996 and 1995
(Taxable Equivalent Basis-In Thousands) (1)


                                                  1996
                                                  Interest   Average
                                        Average   Income/    Yield/
                                        Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)        $ 3,368,565    78,157    9.32 %
U.S. Treasury and agency
  obligations (3)                        894,822    14,921    6.67
States and political
  subdivision obligations                 76,302     1,794    9.41
Equity and other securities (3)           29,806       530    7.11
Federal funds sold and other
  short-term investments                 207,991     2,745    5.31
Time deposits in other banks              70,869       884    5.02
    Total earning assets (3)           4,648,355    99,031    8.55

Non-earning assets:
Cash and due from banks                  155,661
Premises and equipment                    67,567
All other assets, net                     69,527
  Total assets                       $ 4,941,110

Interest-bearing liabilities:
Savings and time deposits            $ 3,754,909    42,264    4.53  %
Short-term borrowed funds                 77,490       866    4.50
Long-term debt                            73,954     1,247    6.73
  Total interest-bearing liabilities   3,906,353    44,377    4.57

Other liabilities and
  shareholders' equity:
Demand deposits                          493,909
Other liabilities                        104,703
Shareholders' equity                     436,145
  Total liabilities and
   shareholders' equity              $ 4,941,110

Net interest income and net
  interest margin (4)                            $  54,654    4.71  %

Interest rate spread (5)                                      3.98  %

                                                       Continued
CCB FINANCIAL CORPORATION
Average Balances and Net Interest Income Analysis, Continued
Three Months Ended March 31, 1996 and 1995
(Taxable Equivalent Basis-In Thousands) (1)

                                                  1995
                                                  Interest  Average
                                         Average  Income/   Yield/
                                         Balance  Expense   Rate
Earning assets:
Loans and lease financing (2)        $  3,193,844   73,652     9.31 %
U.S. Treasury and agency
  obligations (3)                         926,881   15,688     6.77
States and political
  subdivision obligations                  82,575    2,085    10.09
Equity and other securities (3)            30,739      544     7.08
Federal funds sold and other
  short-term investments                  156,624    2,544     6.59
Time deposits in other banks               38,600      646     6.78
    Total earning assets (3)            4,429,263   95,159     8.66

Non-earning assets:
Cash and due from banks                   162,379
Premises and equipment                     65,569
All other assets, net                      47,998
  Total assets                       $  4,705,209

Interest-bearing liabilities:
Savings and time deposits            $  3,578,862   38,720     4.39  %
Short-term borrowed funds                 107,026    1,418     5.38
Long-term debt                             88,084    1,533     6.96
  Total interest-bearing liabilities    3,773,972   41,671     4.48

Other liabilities and
  shareholders' equity:
Demand deposits                           466,311
Other liabilities                          88,628
Shareholders' equity                      376,298
  Total liabilities and
   shareholders' equity              $  4,705,209

Net interest income and net
  interest margin (4)                             $ 53,488     4.84  %

Interest rate spread (5)                                       4.18  %



(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995 where applicable. All amounts prior to June 30, 1995 are restated for CCB Financial Corporation's May 19, 1995 merger with Security Capital Bancorp which was accounted for as a pooling-of-interests.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $3,098,000 and $2,057,000 for 1996 and 1995, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
- -----------------------------------
of interest-bearing funds increased slightly, from 4.48% in 1995 to 4.57% in 1996. This increase was due to retail certificates of deposit and Individual Retirement Accounts maturing and repricing at higher interest rates. The effect of increases in these accounts' rates were partially offset by decreases in the rates of all other deposit categories. Due to these factors, the net interest margin fell 13 basis points to 4.71% and the interest rate spread narrowed to 3.98% for the three months ended March 31, 1996 from 1995's 4.84%. Net interest income on a taxable equivalent basis increased $1,166,000 or 2.2%.

The provision for loan and lease losses for the first quarter of 1996 was $2 million compared to $2.1 million in 1995. The reserve for loan and lease losses to loans and lease financing outstanding was 1.30% at March 31, 1996 and 1.31% at March 31, 1995. Net 1996 loan and lease charge-offs amounted to $1.4 million or .16% (annualized) of average loans and lease financing compared to .10% (annualized) in 1995.
While this ratio has increased in the current period, it compares favorably to our peer banks.

Other income, excluding investment securities transactions, increased $485,000 in the first quarter of 1996 to $14.2 million. The increase was due primarily to a $777,000 increase in service charges on deposit accounts resulting from increased deposit volume and the adoption of a new accounting standard as discussed below which resulted in additional income of $708,000. In the 1995 period, the Corporation recognized gains of $800,000 from the repurchase and retirement of subordinated notes; no such activity occurred in 1996.

Effective January 1, 1996, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" ("SFAS No. 122"). SFAS No. 122 provides guidance for the recognition of mortgage servicing rights ("MSRs") as an asset when a mortgage loan is sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. As a result of adopting SFAS No. 122, the Corporation recorded MSRs of $708,000 with a corresponding increase in the gains on sales of mortgage loans during the three months ended March 31, 1996.

During the first quarter of 1996, the Corporation recognized securities losses of $1.3 million due to the mark-down of a marketable equity security whose market value impairment was considered other than temporary. The Corporation also recognized gains of $1.3 million from the sale of investment securities classified as available for sale. Approximately $978,000 of the gain was realized through the sale of investment securities held by CCB's HMAC subsidiary which is in the process of being liquidated.

Other expenses in the 1996 period decreased by $1.3 million or 3.5% from 1995. The decrease was due to a $1.9 million decrease in deposit insurance expense resulting from the Federal Deposit Insurance Corporation lowering certain bank deposit insurance premiums from .23% of deposits in 1995 to .04%. The positive impact of the premium reduction will be tempered somewhat by possible future special assessment(s) on banks to help fund the thrift deposit insurance fund. At present, the Corporation anticipates a special one-time assessment of approximately $10.5 million. This amount assumes an assessment of
 .75% on approximately $1.4 billion of deposits the Corporation has insured by the Savings Association Insurance Fund. These deposits have been acquired through various acquisitions during the three previous years. The largest other expense category, personnel expense, increase only 2.7% from 1995's level of $19.9 million. A comparison of assets per employee shows continuing improvement from

$2.35 million of assets per employee at March 31, 1995 to $2.56 million per employee at March 31, 1996.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.92% for the three months ended March 31, 1996 from 2.30% for the same period in 1995. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) dramatically improved from 59.31% for the three months ended March 31, 1995 to 54.79% for the same period in 1996. The improvement in both of these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended March 31, 1996 and 1995.

                                             1996    1995
Noninterest income (1)                       1.15 %  1.06

Personnel expense                            1.66    1.71
Occupancy and equipment expense               .45     .48
Other operating expense                       .96    1.17
Noninterest expense                          3.07    3.36

Net overhead                                 1.92 %  2.30

(1) Includes net gains (losses) on investment securities sales.
_______________________________

The effective income tax rate was 34.4% in 1996 compared to 33.3% in the same period of 1995.

Financial Condition

Total assets have decreased slightly, 1.0%, from year-end 1995 but have increased $285.4 million since March 31, 1995 due primarily to internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $4.8 billion for the year ended December 31, 1995 to $4.9 billion for the three months ended March 31, 1996 and compare to $4.7 billion for the three months ended March 31, 1995.

At March 31, 1996, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $18,297,000 or .54% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $18,064,000 or .55% at March 31, 1995. The increase in risk assets was due primarily to the transfer of one credit to the nonaccrual status and was not due to a general deterioration of the loan portfolio as the other components of risk assets experienced decreases from their December 1995 levels. The reserve for loan and lease losses to risk assets was 2.42x at March 31, 1996 compared to 2.69x at December 31, 1995 and 2.35x at March 31, 1995.

CCB opened its first in-store bank in a new Harris Teeter supermarket in Wilmington, North Carolina during the fourth quarter of 1995 which was followed by three more such facilities in Cary, Greensboro and Winston-Salem, North Carolina during the first quarter of 1996. Management believes that the in-store banks will provide opportunities to attract new customers and increase availability to current customers as the in-store banks are open during non-traditional banking hours.

During the first quarter of 1996, CCB's subsidiary, HMAC, called its outstanding collateralized mortgage obligations ("CMO's") which totaled $8.9 million at December 31, 1995. In conjunction with the call of the CMO's, HMAC sold the investment securities that secured the CMO's at a gain of $978,000. HMAC is in the process of being liquidated and should be dissolved during the second quarter of 1996 without additional impact on earnings.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 8.83% and 8.00% for the three months ended March 31, 1996 and 1995, respectively. The 1995 ratio is lower than the Corporation's historical levels due in part to the Corporation's repurchase and retirement of $19,962,000 (518,069 shares) of common stock during the period from the fourth quarter of 1994 through the second quarter of 1995. Increases in this ratio since March 31, 1995 are due to the retention of earnings.

The unrealized gain on investment securities available for sale, net of applicable taxes, decreased $7.1 million from December 31, 1995 in conjunction with declines in the financial markets due to higher interest rates.

The Corporation has increased its annual cash dividends consistently over the past 31 years, increasing to $.38 per share for the three months ended March 31, 1996 from $.34 per share for the same period in 1995. On April 16, 1996, the Board of Directors of the Corporation declared a dividend of $.38 payable on July 1, 1996 to shareholders of record June 17, 1996. Book value increased 11.6% to $29.25 per share at March 31, 1996 from March 31, 1995's level of $26.21.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. The following schedule shows that the Corporation and the Banks significantly exceed all risk-based capital requirements at March 31, 1996.

                        March 31           Regulatory
Ratio               1996      1995         Minimums

Tier 1 Capital                              4.00%
  Corporation       10.95%    10.53
  CCB               11.26     10.58
  Graham Savings    20.41     18.45
  CCB-Ga.            4.74     23.22
Total Capital                               8.00
  Corporation       13.05     12.72
  CCB               12.72     12.40
  Graham Savings    22.02     20.24
  CCB-Ga.            5.35     23.86
Leverage                                    4.00
  Corporation        8.21      7.78
  CCB                8.23      7.80
  Graham Savings    10.41      9.42
  CCB-Ga.            8.67     36.98

Accounting Issues

The Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123") on January 1, 1996 which establishes a fair value method of accounting for such compensation plans. Stock-based compensation plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or in which an entity issues its equity instruments to acquire goods or services from nonemployees. Under SFAS No. 123, these types of transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. While SFAS No. 123 encourages all entities to adopt the fair value method of accounting, it does allow an entity to continue to measure the compensation cost of stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Most fixed stock option plans (the most common type of stock compensation plan) have no intrinsic value at grant date, and under APB Opinion No. 25 no compensation cost is recognized. Entities electing to continue using the guidance under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting proscribed by SFAS No. 123 had been applied. The Corporation intends to continue measuring stock compensation expense under APB Opinion No. 25.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      None

(b).  Reports on Form 8-K

      None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date:  May 13, 1996                      /S/ Ernest C. Roessler
                                        Ernest C. Roessler
                                        President and Chief Executive Officer


Date:  May 13, 1996                      /S/ W. Harold Parker, Jr.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)