Form 10-Q
period 1996-06-30
CCB FINANCIAL CORP
filed 1996-08-13
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended June 30, 1996


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

                      Yes [ X  ]     No  [     ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                   15,054,679
     (Class of Stock)                    (Shares outstanding
                                         as of July 31, 1996)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      June 30, 1996, December 31, 1995 and
      June 30, 1995                                         3

   Consolidated Statements of Income
      Three and Six Months Ended June 30, 1996 and 1995     4

   Consolidated Statements of Shareholders' Equity
      Six Months Ended June 30, 1996 and 1995               5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1996 and 1995               6

   Notes to Consolidated Financial Statements
      Six Months Ended June 30, 1996 and 1995               7

 Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations           10

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   20

 Signatures                                                 21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     CCB Financial Corporation and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)                (Unaudited)
                                         June 30,  December 31,     June 30,
                                           1996        1995           1995
Assets:
Cash and due from banks            $  214,259,630   189,320,033    175,530,547
Time deposits in other banks           57,434,771    72,131,355    121,996,921
Federal funds sold and other short-
  term investments                    198,000,000   308,081,862    293,632,843
Investment securities:
   Available for sale                 890,440,199   961,640,464    848,445,619
   Held to maturity (market values
    of $78,088,197, $83,060,136
    and $81,302,019)                   75,821,503    78,091,957     77,763,227
Loans and lease financing (notes 2
   and 4)                           3,499,741,285 3,345,345,231  3,197,549,411
   Less reserve for loan and lease
    losses (note 3)                    45,422,929    43,577,725     42,725,663
      Net loans and lease financing 3,454,318,356 3,301,767,506  3,154,823,748
Premises and equipment                 66,861,600    66,977,333     64,082,239
Other assets (notes 4 and 5)          103,331,454   111,775,657    101,719,621
         Total assets              $5,060,467,513 5,089,786,167  4,837,994,765

Liabilities:
Deposits:
   Demand (noninterest-bearing)    $  550,568,080   538,177,666    525,372,682
   Savings and NOW accounts           520,246,220   522,556,768    490,498,551
   Money market accounts            1,328,015,463 1,309,544,849  1,244,809,348
   Jumbo time deposits                265,859,928   294,828,281    261,588,007
   Consumer time deposits           1,645,928,431 1,632,303,560  1,642,895,570
      Total deposits                4,310,618,122 4,297,411,124  4,165,164,158
Other short-term borrowed funds       144,939,109   177,958,782     94,363,792
Long-term debt                         61,242,621    78,992,856     87,301,184
Other liabilities                      92,393,346   101,906,402     88,544,917
         Total liabilities          4,609,193,198 4,656,269,164  4,435,374,051

Shareholders' equity:
Serial preferred stock. Authorized
  5,000,000 shares; none issued               --          --             --
Common stock of $5 par value.
  Authorized 50,000,000 shares;
  15,051,625, 14,960,716, and
  14,899,625 shares issued             75,258,125    74,803,580     74,498,125
Additional paid-in capital             90,173,900    89,437,260     88,481,824
Retained earnings                     285,921,986   261,245,259    238,835,067
Unrealized gain (loss) on investment
  securities available for sale, net
  of applicable taxes                   1,166,076     9,765,025      3,159,122
Less: Unearned common stock held by
  management recognition plans         (1,245,772)   (1,734,121)    (2,353,424)
         Total shareholders' equity   451,274,315   433,517,003    402,620,714
         Total liabilities and
          shareholders' equity    $ 5,060,467,513 5,089,786,167  4,837,994,765

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                             Three Months Ended June 30,
                                                1996           1995
Interest income:
Interest and fees on loans and leases     $   78,743,076     76,823,015
Interest and dividends on
  investment securities:
     U.S. Treasury                             7,244,941      7,533,436
     U.S. Government agencies
        and corporations                       5,826,437      5,873,229
     States and political subdivisions
       (primarily tax-exempt)                  1,139,515      1,294,682
     Equity and other securities                 509,463        531,305
Interest on time deposits in other banks         698,800        720,304
Interest on federal funds sold and
  other short-term investments                 3,381,340      2,831,505
          Total interest income               97,543,572     95,607,476

Interest expense:
Deposits                                      41,680,331     42,692,891
Short-term borrowed funds                      1,590,477      1,155,388
Long-term debt                                 1,064,553      1,538,213
          Total interest expense              44,335,361     45,386,492
Net interest income                           53,208,211     50,220,984
Provision for loan and lease
  losses (note 4)                              3,150,000      1,598,608

Net interest income after provision
  for loan and lease losses                   50,058,211     48,622,376

Other income:
Service charges on deposit accounts            7,282,003      6,173,893
Trust and custodian fees                       1,783,402      1,104,629
Brokerage and insurance commissions            1,440,721      1,340,675
Merchant discount                              1,413,701      1,153,370
Other service charges and fees                 1,103,986        843,902
Other                                          2,380,475      2,994,329
Investment securities gains                      32,112         886,187
Investment securities losses                     (5,811)      (537,337)
          Total other income                  15,430,589     13,959,648

Other expenses:
Personnel expense                             19,841,053     19,794,054
Net occupancy expense                          2,834,195      2,643,259
Equipment expense                              2,413,861      2,599,285
Other operating expenses                      12,081,378     12,368,144
Merger-related expense                                 -     10,332,596
          Total other expenses                37,170,487     47,737,338

Income before income taxes                    28,318,313     14,844,686
Income taxes                                   9,974,800      5,657,044
Net income                                $   18,343,513      9,187,642

Income per share                          $         1.22            .62

Weighted average shares outstanding           15,055,922     14,923,787
                                                        (Continued)

                     CCB Financial Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME, Continued


                                             Six Months Ended June 30,
                                                1996           1995
Interest income:
Interest and fees on loans and leases $ 156,730,290 150,289,305 Interest and dividends on investment securities:
     U.S. Treasury                            14,350,649     15,979,232
     U.S. Government agencies
       and corporations                       12,515,258     11,927,520
     States and political subdivisions
       (primarily tax-exempt)                  2,298,415      2,640,800
     Equity and other securities               1,025,555      1,061,457
Interest on time deposits in other banks       1,582,828      1,325,616
Interest on federal funds sold and
  other short-term investments                 6,059,697      5,250,306
          Total interest income              194,562,692    188,474,236

Interest expense:
Deposits                                      83,945,208     81,413,027
Short-term borrowed funds                      2,457,264      2,572,905
Long-term debt                                 2,310,194      3,071,296
          Total interest expense              88,712,666     87,057,228
Net interest income                          105,850,026    101,417,008

Provision for loan and lease
  losses (note 3)                              5,150,000      3,748,608
Net interest income after provision
  for loan and lease losses                  100,700,026     97,668,400

Other income:
Service charges on deposit accounts           14,237,172     12,351,920
Trust and custodian fees                       3,354,458      3,227,410
Insurance commissions                          2,614,300      1,842,867
Merchant discount                              2,696,711      2,262,396
Other service charges and fees                 2,208,553      1,910,521
Other                                          4,451,945      5,690,034
Investment securities gains                    1,335,068        886,187
Investment securities losses                  (1,324,180)    (1,863,394)
          Total other income                  29,574,027     26,307,941

Other expenses:
Personnel expense                             40,253,400     39,672,544
Net occupancy expense                          5,767,594      5,578,338
Equipment expense                              5,022,572      5,218,351
Other operating expenses                      23,823,019     25,980,288
Merger-related expense                                 -     10,332,596
          Total other expenses                74,866,585     86,782,117

Income before income taxes                    55,407,468     37,194,224
Income taxes                                  19,291,500     13,107,295
Net income                                $   36,115,968     24,086,929

Income per share                          $         2.40           1.61

Weighted average shares outstanding           15,033,812     14,960,977


See accompanying notes to consolidated financial statements.


              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Six Months Ended June 30, 1996 and 1995
                              (Unaudited)

                                                                      Unrealized
                                                                           Gain
                                                                       (Loss) on
                                                                      Investment                   Total
                                           Additional                 Securities    Management    Share-
                               Common      Paid-In       Retained      Available   Recognition   holders'
                               Stock       Capital       Earnings       for Sale      Plans       Equity
Balance December 31, 1994 $  74,984,140    92,283,008   225,499,020   (18,644,387)  (2,970,685)  371,151,096

Net income                       -            -          24,086,929        -            -         24,086,929
Stock options exercised          64,805        80,246        -             -            -            145,051
Earned portion of
  management recognition
  plans                          -            -              -             -           617,261       617,261
Purchase and retirement
  of shares                    (550,820)   (3,881,430)       -             -            -         (4,432,250)
Cash dividends ($.68
  per share)                     -            -         (10,750,882)       -            -        (10,750,882)
Change in unrealized
  losses, net of appli-
  cable income taxes             -            -              -         21,803,509       -         21,803,509

Balance June 30, 1995     $  74,498,125    88,481,824   238,835,067     3,159,122  (2,353,424)   402,620,714


Balance December 31, 1995 $  74,803,580    89,437,260   261,245,259     9,765,025  (1,734,121)   433,517,003

Net income                       -            -          36,115,968        -            -         36,115,968
Transactions pursuant to
  restricted stock plan          -            546,476        -             -            -            546,476
Stock options exercised         550,605     1,091,859        -             -            -          1,642,464
Earned portion of
  management recognition
  plans                          -            -              -             -           488,349       488,349
Purchase and retirement
  of shares                    (95,905)     (901,227)        -             -            -           (997,132)
Cash dividends ($.76
  per share)                     -            -        (11,439,241)        -            -        (11,439,241)
Change in unrealized
  losses, net of appli-
  cable income taxes             -            -              -         (8,598,949)      -         (8,598,949)
Other transactions, net           (155)         (468)        -             -            -               (623)
Balance June 30, 1996     $  75,258,125    90,173,900   285,921,986     1,166,076   (1,245,772)  451,274,315


See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three and Six Months Ended June 30, 1996 and 1995
                              (Unaudited)


                                                          1996        1995
Operating activities:
Net income                                      $     36,115,968    24,086,929
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                        4,039,287     4,185,823
   Provision for loan and lease losses                 5,150,000     3,748,608
   Net (gain) loss on investment securities             (10,888)       977,207
   Net amortization and accretion of
     investment securities                             3,127,784     3,234,918
   Amortization of intangibles and other assets        2,403,690     2,558,973
   Accretion of negative goodwill                    (1,677,905)    (1,677,905)
   Decrease in accrued interest receivable             1,441,100     1,858,019
   Increase in accrued interest payable                2,106,387       871,866
   Decrease in other assets                            2,066,080    12,690,377
   Increase (decrease) in other liabilities          (2,509,561)     3,085,658
   Vesting of shares held by management
     recognition plans                                   488,349       617,261
   Other operating activities, net                     (145,236)    (1,517,603)
Net cash provided by operating activities             52,595,055    54,720,131

Investing activities:
Proceeds from maturities and issuer calls
  of investment securities held to maturity            5,030,281    10,704,824
Purchases of investment securities held
  to maturity                                         (2,735,323)   (3,642,137)
Proceeds from sales of investment securities
  available for sale                                  14,385,048   139,656,955
Proceeds from maturities and issuer calls of
  investment securities available for sale           233,743,455    69,311,212
Purchases of investment securities available
  for sale                                          (194,275,161) (101,256,133)
Net originations of loans and leases receivable     (278,362,739) (117,494,950)
Proceeds from sales of loans held for sale           118,585,655    76,512,047
Purchases of premises and equipment                   (4,913,815)   (3,650,247)
Net cash provided (used) by investing activities    (108,542,599)   70,141,571

Financing activities:
Net increase in deposit accounts                      69,029,461   107,483,668
Deposits disposed of in branch sale, net             (51,272,198)           --
Net decrease in short-term borrowed funds            (33,019,673)  (20,452,827)
Proceeds from issuance of long-term debt                      --     4,230,381
Repayments of long-term debt                         (17,834,363)  (12,615,453)
Exercise of stock options                              1,642,464       145,051
Purchase and retirement of common stock                 (997,132)   (4,432,250)
Cash dividends                                       (11,439,241)  (10,750,882)
Other equity transactions, net                              (623)           --
Net cash provided (used) by financing activities     (43,891,305)   63,607,688

Net increase (decrease) in cash and cash
  equivalents                                       (99,838,849)   188,469,390
Cash and cash equivalents at January 1               569,533,250   402,690,921
Cash and cash equivalents at June 30            $    469,694,401   591,160,311

Supplemental disclosure of cash flow information:
Interest paid during the period                 $     86,606,279    87,929,094
Income taxes paid during the period                   18,303,598    18,399,397

Supplemental disclosure of noncash investing
  and financing activities:
Investments transferred to available for sale   $             --   159,336,349
  Change in market value of securities available
  for sale, net of deferred taxes (benefit)
  of $(5,606,574) and $13,110,601, respectively      (8,598,949)    21,803,509
 Loans and lease financing transferred to other
   real estate acquired through loan foreclosure         715,391     1,075,577
Restricted stock transactions, net of deferred
  taxes of $730,211                                      546,476             --

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
                Six Months Ended June 30, 1996 and 1995
                              (Unaudited)


(1) Consolidation

The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB and Central Carolina Bank - Georgia. The consolidated financial statements also include the accounts and results of operations of CCB Investment and Insurance Service Corporation, CCBDE, Inc. and Southland Associates, Inc., wholly-owned subsidiaries of CCB. All significant intercompany accounts are eliminated in consolidation.

(2) Loans and Lease Financing

A summary of loans and lease financing at June 30, 1996 and 1995 follows:

                                         1996           1995
Commercial, financial
  and agricultural                  $     364,993,672      502,765,512

Real estate-construction                  523,096,684      419,690,427
Real estate-mortgage                    2,049,607,091    1,762,220,172
Instalment loans to individuals           346,387,135      291,080,013
Credit card receivables                   184,158,302      191,801,571
Lease financing                            36,232,272       34,830,613
   Gross loans and lease financing      3,504,475,156    3,202,388,308
Less unearned income                        4,733,871        4,838,897
   Total loans and lease financing  $   3,499,741,285    3,197,549,411


During the second quarter of 1996, certain loans were reviewed and found to have been improperly classified as to their loan type. Consequently, loans of approximately $186 million were reclassed from commercial, financial and agricultural to real estate-construction ($40 million) and real estate-mortgage ($146 million). Due to system limitations, misclassified loans outstanding at June 30, 1995 have not been reclassified for financial statement purposes.

Loans held for sale totaled $8,759,000 and $8,217,000 at June 30, 1996 and 1995, respectively, and are reported at the lower of cost or market.

At June 30, 1996, impaired loans amounted to $15,704,000 compared to $4,528,000 at June 30, 1995. The related reserve for loan and lease losses on these loans amounted to $2,835,000 at June 30, 1996 and $2,396,000 at June 30, 1995.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements


(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the six months ended June 30, 1996 and 1995:

                                           1996          1995
Balance at beginning of year         $  43,577,725     41,045,713
Provision charged to operations          5,150,000      3,748,608
Recoveries of loans and leases
 previously charged-off                    984,108        830,320
Loan and lease losses charged
 to reserve                             (4,288,904)    (2,898,978)
Balance at end of period             $  45,422,929     42,725,663

(4) Risk Assets

Following is a summary of risk assets at June 30, 1996 and 1995 (in thousands):

                                             1996       1995
Nonaccrual loans and lease financing $ 11,980 9,690 Other real estate acquired through
   loan foreclosures                         2,553     2,894
Accruing loans and lease financing
   90 days or more past due                  4,229     2,605
Total risk assets                         $ 18,762    15,189

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

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(5) Mortgage Servicing Rights, Continued

A summary of mortgage servicing rights follows:

  Capitalized MSRs at December 31, 1995   $    916,146
  Capitalized during the period              1,462,060
  Amortization during the period              (169,711)
  Capitalized MSRs at June 30, 1996       $  2,208,495

The fair value of servicing for which the Corporation has capitalized an acquisition cost was $2,371,000 compared to a carrying value of $2,208,000. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized MSRs was required at June 30, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBI"), CCBDE, Inc. and Southland Associates, Inc. for the three and six months ended June 30, 1996 and 1995. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On May 19, 1995, the Corporation effected a merger with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank-holding company headquartered in Salisbury, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. In accordance with accounting principles for poolings-of-interests, the financial statements of the Corporation have been restated to reflect the effect of the merger as if it had occurred at the beginning of the earliest period presented. Merger-related expense of $10.3 million (or $7.3 million after-tax) was recorded at the date of merger. On June 9, 1995, the Corporation assumed the deposit liabilities of three branch offices of a North Carolina bank. Deposit base premium of $2.9 million was recorded as a result of the acquisition which is being amortized over 10 years; no goodwill was recorded in the transaction. This $37.5 million transaction was accounted for as a purchase and the results of operations of the branches acquired are only included in the Corporation's results of operations from the date of acquisition.

During the second quarter of 1996, CCB's subsidiary, 1st Home Mortgage Acceptance Corporation ("HMAC"), was dissolved and its capital was returned to CCB. HMAC previously held collateralized mortgage obligations. The collateralized mortgage obligations, which totaled $8.9 million at December 31, 1995, were called in February 1996. Also during the second quarter, CCB sold four of its branch offices to a North Carolina community bank. The transaction included the sale of the banking offices and deposits totaling $55.8 million. In addition, $3.7 million of goodwill and deposit premium recorded previously when these branches were acquired by Security Capital was written-off after the branch sale.

Results of Operations - Three Months Ended June 30, 1996 and 1995 Income before merger-related expense amounted to $18.3 million for the three months ended June 30, 1996 compared to 1995's $16.5 million. Income per share before merger-related expense totaled $1.22 in 1996 compared to $1.11 in the second quarter of 1995. Returns before merger-related expenses on average assets and shareholders' equity were 1.48% and 16.69%, respectively, in 1996 compared to 1995's 1.39% and 16.85%. Net income for the three months ended June 30, 1996 amounted to $18.3 million, an increase of $9.2 million over the same period in 1995. Net income per share was $1.22 in 1996, a $.60 increase over the 1995 period. Returns on average assets and average shareholders' equity in 1996 were 1.48% and 16.69%, respectively, compared to .77% and 9.39%, respectively, in the 1995 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Average earning assets increased by $243 million or 5.4% over the three month 1995 period which was due to internal growth with the exception of the previously
                                                  Table 1
                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
               Three Months Ended June 30, 1996 and 1995

                                                1996
                                               Interest      Average
                                     Average   Income/       Yield/
                                     Balance   Expense       Rate
Earning assets:
Loans and lease financing (2)     $ 3,445,480    78,893       9.20 %
U.S. Treasury and agency
 obligations(3)                       853,907    14,143       6.65
States and political subdivision
obligations                            75,260     1,764       9.37
Equity and other securities (3)        28,040       523       7.46
Federal funds sold and other
 short-term investments               251,940     3,446       5.50
Time deposits in other banks           54,389       699       5.17
Total earning assets (3)            4,709,016    99,468       8.48

Non-earning assets:
Cash and other due from banks         164,645
Premises and equipment                 68,284
All other assets, net                  53,598
Total assets                     $  4,995,543

Interest-bearing liabilities:
Savings and time deposits        $  3,732,615    41,681       4.49 %
Short-term borrowed funds             133,302     1,591       4.80
Long-term debt                         63,596     1,064       6.70
Total interest-bearing
  liabilities                       3,929,513    44,336       4.54

Other liabilities and shareholders'
 equity:
Demand deposits                       525,401
Other liabilities                      98,574
Shareholders' equity                  442,055
Total liabilites and shareholders'
 equity                          $  4,995,543

Net interest income and net interest
 margin (4)                                    $  55,132       4.69 %

Interest rate spread (5)                                       3.94 %
                                             (Continued)

                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, Continued
               Three Months Ended June 30, 1996 and 1995

                                           1995
                                               Interest      Average
                                     Average   Income/       Yield/
                                     Balance   Expense       Rate
Earning assets:
Loans and lease financing (2)     $3,263,187    77,019       9.46 %
U. S. Treasury and agency
 obligations (3)                     854,109    14,506       6.79
States and political
 subdivision obligations              80,331     2,007      10.02
Equity and other securities (3)       30,704       545       7.10
Federal funds sold and other
 short-term investments              189,625     2,953       6.25
Time deposits in other banks          48,153       771       6.42
Total earning assets (3)           4,466,109    97,801       8.77

Non-earning assets:
Cash and due from banks              173,874
Premises and equipment                66,397
All other assets, net                 60,334
Total assets                     $ 4,766,714

Interest-bearing liabilities:
Savings and time deposits        $ 3,616,285    42,693       4.74 %
Short-term borrowed funds             83,720     1,155       5.50
Long-term debt                        87,033     1,538       7.09
Total interest-bearing
 liabilities                       3,787,038    45,386       4.81

Other liabilities and shareholders'
 equity:
Demand deposits                      494,604
Other liabilities                     92,581
Shareholders' equity                 392,491
Total liabilities and
 shareholders' equity            $ 4,766,714

Net interest income and net interest
 margin (4)                                   $ 52,415       4.69 %
Interest rate spread (5)                                     3.96 %

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $3,211,000 and $2,540,000 for 1996 and 1995, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

mentioned 1995 branch acquisition. Increases in volume of interest-earning assets were almost entirely offset by decreases in yield. Consequently, interest income increased only $1.7 million over second quarter 1995 and the average rate on interest-earning assets dropped from 8.77% in 1995 to 8.48%. The mix of interest-earning assets at June 30, 1996 changed slightly from 1995's mix as a result of sales and maturities of investment securities that were reinvested in short-term investments as the rate environment provided no incentive to reinvest in longer-term investment securities. Loans continued to comprise 73% of earning assets. The cost of interest-bearing funds fell from 4.81% in 1995 to 4.54% in 1996. Despite the increased rates paid on retail certificates of deposit and Individual Retirement Accounts in 1996, the rates paid on savings and time deposits fell on the aggregate from 4.74% in 1995 to the current 4.49%. The rate paid on short-term borrowed funds also fell from 5.50% to 4.80% due to changes in market rates. In addition, higher rate Federal Home Loan Bank advances matured and the previously mentioned collateralized mortgage obligations bearing interest at 11% were called during the first six months of 1996 which caused the rate on long-term debt to fall from 7.09% to 6.70% for the second quarter of 1996. These combined effect of these factors resulted in the net interest margin remaining constant at 4.69%. The interest rate spread narrowed to 3.94% for the three months ended June 30, 1996, dropping 2 basis points from 1995. Net interest income on a taxable equivalent basis increased $2.7 million or 5.2% over 1995's level.

The provision for loan and lease losses for the second quarter of 1996 was $3.2 million compared to $1.6 million in 1995. The reserve for loan and lease losses to loans and lease financing outstanding was 1.30% at June 30, 1996 and 1.34% at June 30, 1995. Net 1996 loan and lease charge-offs amounted to $1.9 million or .23% (annualized) of average loans and lease financing compared to .16% (annualized) in 1995. While this ratio has increased in the current period, it compares favorably to peer banks. The increased charge-offs in the second quarter were due to the charge-off of several larger loans in the commercial portfolio and increased charge-offs in the consumer portfolio.

Other income, excluding investment securities transactions, increased $1.8 million in the second quarter of 1996 to $15.4 million. The increase was due primarily to a $1.1 million increase in service charges on deposit accounts. The service charge increase resulted from increased deposit volume, the recently imposed ATM surcharge of $1.00 for each non-customer transaction and repricing of certain deposit services based upon the results of product profitability analysis. Brokerage and insurance commissions increased $495,000 from 1995 due to expansion of investment services provided through CCBI's association with a registered securities broker-dealer. As previously mentioned, CCB sold four branch offices during the second quarter which resulted in a gain of approximately $350,000. The adoption of a new accounting standard, as discussed below, resulted in additional income of $754,000; however, this additional income was fully offset by losses on sales of mortgage loans due to the market's response to the new accounting standard.

Effective January 1, 1996, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" ("SFAS No. 122"). SFAS No. 122 provides guidance for the recognition of mortgage servicing rights ("MSRs") as an asset when a mortgage loan is sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. As a result of adopting SFAS No. 122, the Corporation recorded MSRs of $754,000. The corresponding gain from recording the mortgage servicing rights partially offset the losses realized on sales of mortgage loans during the three months ended June 30, 1996.

Other expenses in the 1996 period decreased by $234,000 excluding the merger-related expense of $10.3 million incurred in 1995. Decreases in deposit insurance of $1.8 million from 1995's level were off-set by increases in other categories as described below. The decrease in deposit insurance expense resulted from the Federal Deposit Insurance Corporation lowering certain bank deposit insurance premiums from .23% of deposits in 1995 to .04%. The positive impact of the premium reduction will be tempered somewhat by possible future special assessment(s) on banks to help fund the thrift deposit insurance fund. At present, the Corporation anticipates a special one-time assessment of approximately $10.5 million. This amount assumes an assessment of
 .75% on approximately $1.4 billion of deposits the Corporation has insured by the Savings Association Insurance Fund. These deposits have been acquired through various acquisitions during the three previous years.

During the second quarter, increases in the following categories offset a majority of the deposit insurance expense decrease: increases in marketing of $450,000 for advertising of new products and for research of focus markets and potential new products, increases in professional services of $645,000 including $396,000 for re-engineering consultants and increases in printing and office supplies of $136,000 for increased volume of activity. The largest other expense category, personnel expense, increased less than 1% from 1995's level of $19.8 million. A comparison of assets per employee shows continuing improvement from $2.45 million of assets per employee at June 30, 1995 to $2.58 million per employee at June 30, 1996.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.75% for the three months ended June 30, 1996 from 1.98% for the same period in 1995, excluding merger-related expense. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) significantly improved from 56.35% for the three months ended June 30, 1995, excluding merger-related expense, to 52.68% for the same period in 1996. The improvement in both of these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended June 30, 1996 and 1995.

                                             1996    1995
Noninterest income (1)                       1.24 %  1.17

Personnel expense                            1.60    1.67
Occupancy and equipment expense               .42     .44
Other operating expense (2)                   .97    1.04
Noninterest expense                          2.99    3.15

Net overhead                                 1.75 %  1.98

(1) Includes net gains (losses) on investment securities sales.
(2) Excludes merger-related expense of $10.3 million in 1995.
_______________________________

During the second quarter of 1995, the Corporation recognized $10.3 million of merger-related expense from the Security Capital merger. The expense was comprised of severance and other employee benefit costs, costs related to branch closures, systems conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $7.3 million or $.49 per share.

The effective income tax rate was 35.2% in 1996 compared to 38.1% in the same period of 1995. The higher effective tax rate experienced in 1995 was due to $2.8 million of nondeductible merger-related expense.

Results of Operations - Six Months Ended June 30, 1996 and 1995 Income before merger-related expense totaled $36.1 for the six months ended June 30, 1996 compared to $31.4 million for the same period in 1995. Income before merger-related expense per share was $2.40 for the six months ended June 30, 1996 compared to $2.10 for 1995. Returns of income before merger-related expense on average assets and average shareholders' equity were 1.46% and 16.54%, respectively, compared to 1.34% and 16.47% in the 1995 period. Net income for the six months ended June 30, 1996 amounted to $36.1 million, an increase of $12 million or 49.9% from the same period in 1995. Income per share was $2.40 in 1996, a 49.1% increase from the 1995 period. Returns of net income on average assets and average shareholders' equity were 1.46% and 16.54%, respectively, compared to 1.03% and 12.63% in the 1995 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the six month periods are included in Table 2. Average earning assets increased by $230.9 million or 5.2% over the 1995 period which was due primarily to internal growth. For interest-earning assets, increases in the volume of those assets were partially offset by decreases in yield to net to a $5.5 million increase in taxable equivalent interest income. The mix of average interest-earning assets at June 30, 1996 changed slightly from 1995's mix as a result of sales and maturities of investment securities that were reinvested in short-term investments as the rate environment provided little incentive to reinvest in longer-term investment securities. As of June 30, 1996, investment securities comprised 21% of average earning assets compared to 23% for 1995; other interest-earning assets absorbed the change. Loans continued to comprise 73% of earning assets. For interest-bearing liabilities, the decrease in rates paid on deposits partially offset the increase in interest expense resulting from increased volume. The combination of these factors resulted in the net interest margin decreasing from 4.78% for the six months ended June 30, 1995 to 4.71% for 1996. The interest rate spread fell 11 basis points to 3.97% for 1996. Net interest income on a taxable equivalent basis increased $3.9 million or 3.7% from 1995's level.

The provision for loan and lease losses increased to $5.2 million from $3.7 million in 1995 due to the increase in outstanding loans and lease financing and higher charge-offs in the second quarter. Net 1996 loan and lease charge-offs amounted to $3.3 million or .20% (annualized) of average loans and lease financing compared to .13% (annualized) in 1995.

Other income increased $3.3 million during the first six months of 1996 to $29.8 million. The increase was due primarily to a $1.9 million increase in service charges on deposit accounts resulting from increased deposit volume and other factors previously discussed in the quarterly review. Non-recurring other operating income increases realized in 1995 included a $500,000 gain on the sale of a Security Capital nonbank subsidiary and an $880,000 gain on the early retirement of a portion of the Corporation's subordinated debentures. Net losses on sales of securities (primarily U.S. Treasury and

                                                            Table 2
                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
                Six Months Ended June 30, 1996 and 1995

                                                     1996
                                                     Interest    Average
                                         Average     Income/     Yield/
                                         Balance     Expense     Rate

Earning assets:
Loans and lease financing (2)        $  3,407,023     157,050     9.26 %
U.S. Treasury and agency
  obligations (3)                         874,364      29,062     6.65
States and political subdivision
 obligations                               75,781       3,560     9.40
Equity securities and other                28,923       1,053     7.28
securities (3)
Federal funds sold and other
 short-term investments                   229,965       6,191     5.41
Time deposits in other banks               62,629       1,583     5.08
Total earning assets (3)                4,678,685     198,499     8.52

Non-earning assets:
Cash and due from banks                   160,163
Premises and equipment                     67,925
All other assets, net                      61,553
Total assets                        $   4,968,326

Interest-bearing liabilities:
Savings and time deposits           $   3,743,762      83,945     4.51 %
Other short-term borrowed funds           105,396       2,457     4.69
Long-term debt                             68,775       2,311     6.71
Total interest-bearing liabilities      3,917,933      88,713     4.55

Other liabilities and
  shareholders' equity:
Demand deposits                           509,655
Other liabilities                         101,638
Shareholders' equity                      439,100
Total liabilities and
  shareholders' equity              $   4,968,326

Net interest income and net
interest margin (4)                               $   109,786     4.71 %

Interest rate spread (5)                                          3.97 %
                                                  (Continued)

                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, Continued
                Six Months Ended June 30, 1996 and 1995

                                                     1995
                                                    Interest   Average
                                         Average    Income/    Yield/
                                         Balance    Expense    Rate


Earning assets:
Loans and lease financing (2)       $   3,228,707     150,671     9.39
U.S. Treasury and agency
  obligations (3)                         890,293      30,196     6.78
States and political subdivision
 obligations                               81,447       4,090    10.13
Equity securities and other
  securities (3)                           30,722       1,089     7.09
Federal funds sold and other
 short-term investments                   173,216       5,497     6.40
Time deposits in other banks               43,403       1,417     6.58
Total earning assets (3)                4,447,788     192,960     8.72

Non-earning assets:
Cash and due from banks                   168,158
Premises and equipment                     65,985
All other assets, net                      54,200
Total assets                        $   4,736,131

Interest-bearing liabilities:
Savings and time deposits           $   3,597,676      81,413     4.56
Other short-term borrowed funds            95,309       2,573     5.44
Long-term debt                             87,556       3,071     7.02
Total interest-bearing liabilities      3,780,541      87,057     4.64

Other liabilities and
 shareholders' equity:
Demand deposits                           480,536
Other liabilities                          90,615
Shareholders' equity                      384,439
Total liabilities and
  shareholders' equity              $   4,736,131

Net interest income and net
 interest margin (4)                                  105,903     4.78

Interest rate spread (5)                                          4.08

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995 where applicable. All amounts prior to June 30, 1995 are restated for CCB Financial Corporation's May 19, 1995 merger with Security Capital Bancorp which was accounted for as a pooling-of-interests.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $6,309,000 and $4,597,000 for 1996 and 1995, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

agency obligations) totaling $988,000 were incurred during 1995 as the Corporation repositioned the securities portfolio in conjunction with the Security Capital merger.

Other expenses, excluding merger-related expense in the 1995 period, decreased by $1.6 million or 2.1% from the 1995 period. As discussed previously, decreases were experienced in deposit insurance expense which were partially offset by increases in personnel expense and other expense. Amortization of intangible assets decreased slightly during 1996, $101,000, due to the sale of branches to which the intangible assets related. Merger-related expense of $10.3 million was incurred during the second quarter as previously discussed. The effective income tax rate for the six-months was 34.8% in 1996 compared to 35.2% in the same period of 1995 due to non-deductible merger-related expense.

Financial Condition

Total assets have increased $222.5 million since June 30, 1995 due primarily to net internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $4.8 billion for the year ended December 31, 1995 to $5 billion for the three months ended June 30, 1996 and compare to $4.8 billion for the three months ended June 30, 1995.

At June 30, 1996, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $18.8 million or .54% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $15.2 million or .48% at June 30, 1995. The increase in risk assets was due primarily to the first quarter transfer of one large commercial credit to the nonaccrual status. In addition, 90 days past due and accruing loans increased $1.5 million from March 31, 1996, primarily in the real estate - construction category. One real estate
- - construction loan accounted for approximately a third of the increase in 90 days past due and accruing category. The reserve for loan and lease losses to risk assets was 2.42x at June 30, 1996 compared to 2.69x at December 31, 1995 and 2.81x at June 30, 1995.

CCB opened its fifth in-store bank during the second quarter of 1996. CCB received three national awards for its in-store facilities including Best Store, Outstanding Merit and Store of the Year by a national retail trade organization. Management believes that the in-store banks will provide opportunities to attract new customers and increase availability to current customers as the in-store banks are open during non-traditional banking hours.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 8.84% and 8.12% for the six months ended June 30, 1996 and 1995, respectively. The 1995 ratio is lower than the Corporation's historical levels due in part to the Corporation's repurchase and retirement of $20 million (518,069 shares) of common stock during the period from the fourth quarter of 1994 through the second quarter of 1995. Increases in this ratio since June 30, 1995 are due primarily to the retention of earnings.

The unrealized gain on investment securities available for sale, net of applicable taxes, decreased $8.6 million from December 31, 1995 in conjunction with declines in the financial markets.

The Corporation has increased its annual cash dividends consistently over the past 32 years, increasing to $.38 per share for the three months ended June 30, 1996 from $.34 per share for the same period in 1995. On July 16, 1996, the Board of Directors of the Corporation declared a dividend of $.42 payable on October 1, 1996 to shareholders of record September 16, 1996. Book value increased 11% to $29.98 per share at June 30, 1996 from 1995's level of $27.02. Tangible book value increased $3.51 to $27.95 at June 30, 1996 due in part to the intangible assets written-off in connection with the 1996 branch sale.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. The following schedule shows that the Corporation and the Banks exceed risk-based capital requirements at June 30, 1996. CCB-Ga.'s capital ratios have fallen from 1995's levels due to higher asset levels without corresponding increases in capital.


                      June 30,            Regulatory
Ratio               1996      1995         Minimums

Tier 1 Capital                              4.00%
  Corporation      11.75%     10.20
  CCB              11.54      10.37
  Graham Savings   18.82      18.87
  CCB-Ga.          11.13      25.17
Total Capital                               8.00
  Corporation      13.92      12.33
  CCB              12.87      12.14
  Graham Savings   20.08      20.64
  CCB-Ga.          12.39      25.84
Leverage                                    4.00
  Corporation       8.48       7.62
  CCB               8.35       7.76
  Graham Savings   10.79       9.63
  CCB-Ga.           9.41      43.86


Proposed Acquisition

On May 14, 1996, the Corporation announced the signing of a letter of intent to acquire Salem Trust Company, a $165 million bank headquartered in Winston-Salem, North Carolina ("Salem Trust"). Salem Trust has offices in Winston-Salem and Wilmington, North Carolina. Under the terms of the agreement, the Corporation will issue .41 shares of its common stock in exchange for each share of Salem Trust in a transaction designed to qualify as a tax-free exchange. On July 1, 1996, a definitive agreement of acquisition was signed by both companies and due diligence between the two companies was concluded on July 16, 1996. The acquisition, which among other things, is subject to regulatory approval and approval by Salem Trust's shareholders, is tentatively scheduled to be consummated in the first quarter of 1997. Salem Trust's operations will become part of CCB.

Withdrawal of Stock Repurchase Program

On July 16, 1996, the Corporation announced that the Board of
Directors had rescinded a previously announced program to repurchase and retire up to 300,000 shares of the Corporation's common stock. The stock repurchase program was rescinded due to the pending acquisition of Salem Trust.

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

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control of the asset or liability. SFAS No. 125 requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. Adoption of SFAS No. 125 will impact transactions in which the transferor has some continuing involvement with the assets transferred or with the transferee including recourse, servicing, agreements to reacquire and options written or held. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application of SFAS No. 125 is not permitted. The Corporation is in the process of assessing the impact of adopting SFAS No. 125 but does not believe that it's adoption will have a material impact upon the Corporation's financial condition or results of operations.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 3 - Amended Bylaws.
      Exhibit 22 - Report regarding matters submitted to vote of security holders.
      Exhibit 99 - Press release regarding second quarter earnings.

(b).  Reports on Form 8-K

      A report on Form 8-K dated April 16, 1996 was filed under items 5 and 7.
      A report on Form 8-K dated May 14, 1996 was filed under items
      5 and 7.
      An amendment to a report on Form 8-K dated July 1, 1983 was filed on June 14, 1996 under item 5.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CCB FINANCIAL CORPORATION
                              Registrant


Date:  August 12, 1996        /S/ Ernest C. Roessler
                              Ernest C. Roessler
                              President and Chief Executive Officer


Date: August 12, 1996         /S/ W. Harold Parker, Jr.
                              W. Harold Parker, Jr.
                              Senior Vice President and Controller
                              (Chief Accounting Officer)