Form 10-Q
period 1996-09-30
CCB FINANCIAL CORP
filed 1996-11-14
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the period ended September 30, 1996


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

                      Yes [ X  ]     No  [     ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                    15,062,499
     (Class of Stock)                    (Shares outstanding
                                         as of November 1, 1996)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      September 30, 1996, December 31, 1995 and
      September 30, 1995                                    3

   Consolidated Statements of Income
      Three and Nine Months Ended September 30,
      1996 and 1995                                         4

   Consolidated Statements of Shareholders' Equity
      Nine Months Ended September 30, 1996 and 1995         5

   Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1996 and 1995         6

   Notes to Consolidated Financial Statements
      Nine Months Ended September 30, 1996 and 1995         7

 Item 2.
Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   19

 Signatures                                                 20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                      (Unaudited)                 (Unaudited)
                                     September 30,   December 31, September 30,
                                          1996             1995          1995
Assets:
Cash and due from banks            $  190,216,784    189,320,033    181,498,544
Time deposits in other banks           60,136,542     72,131,355     31,429,559
Federal funds sold and other
   short-term investments             170,800,000    308,081,862    328,000,000
Investment securities:
   Available for sale                 904,857,259    961,640,464    879,660,874
   Held to maturity (market values
      of $77,291,897,
      $83,060,136 and $85,172,579)     74,197,481     78,091,957     81,423,638
Loans and lease financing (notes
  2 and 4)                          3,622,345,457  3,345,345,231  3,267,536,043
   Less reserve for loan and
      lease losses (note 3)            47,254,515     43,577,725     42,979,130
      Net loans and lease financing 3,575,090,942  3,301,767,506  3,224,556,913
Premises and equipment                 66,273,255     66,977,333     64,894,996
Other assets (notes 4 and 5)          116,272,130    111,775,657    110,657,361
         Total assets              $5,157,844,393  5,089,786,167  4,902,121,885

Liabilities:
Deposits:
   Demand (noninterest-bearing)    $  554,294,050    538,177,666    516,258,581
   Savings and NOW accounts           530,470,077    522,556,768    499,916,575
   Money market accounts            1,378,819,313  1,309,544,849  1,281,673,955
   Jumbo time deposits                286,328,491    294,828,281    291,050,949
   Consumer time deposits           1,647,902,747  1,632,303,560  1,642,458,662
      Total deposits                4,397,814,678  4,297,411,124  4,231,358,722
Short-term borrowed funds             143,058,210    177,958,782     79,425,824
Long-term debt                         59,046,419     78,992,856     80,855,574
Other liabilities                      96,220,962    101,906,402     95,872,216
         Total liabilities          4,696,140,269  4,656,269,164  4,487,512,336

Shareholders' equity:
Serial preferred stock. Authorized
   5,000,000 shares; none issued         --              --             --
Common stock of $5 par value.
   Authorized 50,000,000 shares;
   15,061,334, 14,960,716 and
   14,951,952 shares issued            75,306,670     74,803,580     74,759,760
Additional paid-in capital             90,253,142     89,437,260     89,184,976
Retained earnings                     294,632,249    261,245,259    249,866,389
Unrealized gain on investment
   securities available for sale,
   net of applicable taxes              2,503,983      9,765,025      2,854,413
Less: Unearned common stock held by
   management recognition plans          (991,920)    (1,734,121)    (2,055,989)
         Total shareholders' equity   461,704,124    433,517,003    414,609,549
         Total liabilities and
            shareholders' equity   $5,157,844,393  5,089,786,167  4,902,121,885

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                    Three Months
                                                Ended September 30,
                                                  1996        1995
Interest income:
Interest and fees on loans and leases       $  81,311,579   76,729,015
Interest and dividends on investment
   securities:
     U.S. Treasury                              7,392,963    7,593,843
     U.S. Government agencies
        and corporations                        6,263,235    5,517,779
     States and political subdivisions
        (primarily tax-exempt)                  1,091,811    1,219,135
     Equity and other securities                  506,890      531,755
Interest on time deposits in other banks          651,846      831,198
Interest on federal funds sold and
   other short-term investments                 2,756,829    4,122,100
          Total interest income                99,975,153   96,544,825

Interest expense:
Deposits                                       42,993,333   43,466,931
Short-term borrowed funds                       1,743,806      931,491
Long-term debt                                    983,640    1,485,141
          Total interest expense               45,720,779   45,883,563
Net interest income                            54,254,374   50,661,262
Provision for loan and lease
   losses (note 3)                              3,850,000    2,027,718
Net interest income after provision
   for loan and lease losses                   50,404,374   48,633,544

Other income:
Service charges on deposit accounts             7,333,984    6,585,063
Trust and custodian fees                        1,585,250    1,559,296
Brokerage and insurance commissions             1,585,899      841,476
Merchant discount                               1,417,512    1,199,035
Other service charges and fees                  1,075,777    1,037,246
Other                                           3,000,813    1,381,036
Investment securities gains                       560,001        7,379
Investment securities losses                     (60,372)     (11,994)
          Total other income                   16,498,864   12,598,537

Other expenses:
Personnel expense                              21,165,971   19,366,429
Net occupancy expense                           3,021,195    2,759,764
Equipment expense                               2,448,962    2,667,942
FDIC special assessment (note 6)                8,400,000            -
Other operating expenses                       11,756,672   11,529,775
Merger-related expense                                  -            -
          Total other expenses                 46,792,800   36,323,910

Income before income taxes                     20,110,438   24,908,171
Income taxes (note 7)                           5,075,100    8,197,800
Net income                                  $  15,035,338   16,710,371

Income per share                            $        1.00         1.12

Weighted average shares outstanding            15,056,975   14,921,146


              CCB Financial Corporation and Subsidiaries
             CONSOLIDATED STATEMENTS OF INCOME, Continued
                              (Unaudited)

                                                    Nine Months
                                                Ended September 30,
                                                  1996        1995
Interest income:
Interest and fees on loans and leases        $ 238,041,868   227,018,320
Interest and dividends on investment
   securities:
     U.S. Treasury                              21,743,612    23,573,075
     U.S. Government agencies
        and corporations                        18,778,493    17,445,300
     States and political subdivisions
       (primarily tax-exempt)                    3,390,226     3,859,936
     Equity and other securities                 1,532,446     1,593,211
Interest on time deposits in other banks         2,234,673     2,156,814
Interest on federal funds sold and
   other short-term investments                  8,816,526     9,372,406
          Total interest income                294,537,844   285,019,062

Interest expense:
Deposits                                       126,938,541   124,879,958
Short-term borrowed funds                        4,201,070     3,504,396
Long-term debt                                   3,293,833     4,556,438
          Total interest expense               134,433,444   132,940,792
Net interest income                            160,104,400   152,078,270
Provision for loan and lease
   losses (note 3)                               9,000,000     5,776,326
Net interest income after provision for
   loan and lease losses                       151,104,400   146,301,944

Other income:
Service charges on deposit accounts             21,571,156    18,936,983
Trust and custodian fees                         4,939,708     4,786,706
Brokerage and insurance commissions              4,200,199     2,684,343
Merchant discount                                4,114,222     3,461,431
Other service charges and fees                   3,284,330     2,947,767
Other                                            7,452,758     7,071,070
Investment securities gains                      1,895,069       893,566
Investment securities losses                   (1,384,552)   (1,875,388)
          Total other income                    46,072,890    38,906,478

Other expenses:
Personnel expense                               61,419,371    59,038,973
Net occupancy expense                            8,788,789     8,338,102
Equipment expense                                7,471,534     7,886,293
FDIC special assessment (note 6)                 8,400,000             -
Other operating expenses                        35,579,691    37,510,063
Merger-related expense                                   -    10,332,596
          Total other expenses                 121,659,385   123,106,027

Income before income taxes                      75,517,905    62,102,395
Income taxes (note 7)                           24,366,600    21,305,095
Net income                                   $  51,151,305    40,797,300

Income per share                             $        3.40          2.73

Weighted average shares outstanding             15,041,590    14,947,700

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                                        Unrealized
                                                                          Gain
                                                                       (Loss) on
                                                                        Investment
                                            Additional                  Securities   Management     Total
                                  Common      Paid-In     Retained     Available    Recognition Shareholders'
                                  Stock       Capital     Earnings      for Sale       Plans       Equity
Balance December 31, 1994     $ 74,984,145  92,283,003    225,499,020   (18,644,387)  (2,970,685)    371,151,096

Net income                          -            -         40,797,300        -             -          40,797,300
Stock options exercised            326,435     783,403         -             -             -           1,109,838
Earned portion of management
   recognition plans                -            -             -             -            914,696        914,696
Purchase and retirement
   of shares                     (550,820)  (3,881,430)        -             -             -         (4,432,250)
Cash dividends ($1.06
   per share)                       -            -        (16,429,931)       -             -        (16,429,931)
Change in unrealized gains
   (losses), net of
   applicable income taxes          -            -            -          21,498,800       -          21,498,800

Balance September 30, 1995    $ 74,759,760  89,184,976    249,866,389     2,854,413  (2,055,989)    414,609,549


Balance December 31, 1995     $ 74,803,580  89,437,260    261,245,259     9,765,025  (1,734,121)    433,517,003

Net income                          -            -         51,151,305        -             -          51,151,305
Transactions pursuant to
   restricted stock plan            -           546,476        -             -             -             546,476
Stock options exercised            599,160    1,171,131        -             -             -           1,770,291
Earned portion of management
   recognition plans                -            -             -             -            742,201        742,201
Purchase and retirement
   of shares                       (95,905)    (901,227)       -             -             -           (997,132)
Cash dividends ($1.18
   per share)                       -            -        (17,764,315)       -             -        (17,764,315)
Change in unrealized gains
   (losses), net of
   applicable income taxes          -            -            -          (7,261,042)       -         (7,261,042)
Other transactions, net              (165)       (498)        -              -             -               (663)

Balance September 30, 1996    $ 75,306,670  90,253,142    294,632,249     2,503,983    (991,920)    461,704,124

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)


                                                    1996              1995
Operating activities:
Net income                                  $     51,151,305       40,797,300
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                 6,090,780        6,514,978
      Provision for loan and lease losses          9,000,000        5,776,326
      Net (gain) loss on sales of
         investment securities                      (510,517)         981,822
      Net amortization and accretion of
         investment securities                     4,499,117        4,575,718
      Amortization of intangibles and
          other assets                             3,584,271        4,002,397
      Accretion of negative goodwill              (2,516,858)      (2,516,858)
      Sales of loans held for sale               154,765,217      155,834,496
      Origination of loans held for sale        (147,074,652)    (151,168,106)
      Decrease in accrued interest receivable         21,946          228,563
      Increase in accrued interest payable         1,277,075        4,721,677
      Decrease (increase) in other assets         (9,879,480)       8,679,522
      Increase in other liabilities                4,000,306        6,318,882
      Decrease in deferred taxes payable          (1,553,000)        (635,095)
      Vesting of shares held by management
         recognition plan                            742,201          914,696
      Other operating activities, net               (296,616)         106,523
      Net cash provided by operating activities   73,301,095       85,132,841

Investing activities:
Proceeds from maturities and issuer calls of
   investment securities held to maturity          9,898,943       11,705,251
Purchases of investment securities held
   to maturity                                    (5,885,111)      (8,307,078)
Proceeds from sales of investment securities
   available for sale                             40,887,124      143,102,969
Proceeds from maturities and issuer calls of
   investment securities available for sale      272,128,741      114,626,981
Purchases of investment securities available
   for sale                                     (272,363,484)    (183,015,465)
Net originations of loans and leases receivable (292,966,247)    (118,907,148)
Purchases of premises and equipment               (6,376,963)      (6,352,159)
Cash acquired, net of cash paid, in
   purchase acquisitions                                  --       33,954,159
      Net cash used by investing activities     (254,676,997)     (13,192,490)

Financing activities:
Net increase in deposit accounts                  156,226,017     136,306,254
Cash paid, net of cash received, in branch sale   (51,272,198)             --
Net decrease in short-term borrowed funds         (34,900,572)    (35,390,795)
Proceeds from issuance of long-term debt                   --       4,230,381
Repayments of long-term debt                      (20,065,450)    (19,096,666)
Exercise of stock options                           1,770,291       1,109,838
Purchase and retirement of common stock             (997,132)      (4,432,250)
Cash dividends                                   (17,764,315)     (16,429,931)
Other equity transactions, net                          (663)              --
      Net cash provided by financing activities    32,995,978      66,296,831

Net increase (decrease) in cash and
   cash equivalents                              (148,379,924)    138,237,182
Cash and cash equivalents at January 1            569,533,250     402,690,921
Cash and cash equivalents at September 30     $   421,153,326     540,928,103

Supplemental disclosure of cash flow information:
Interest paid during the period               $   133,156,369     128,219,115
Income taxes paid during the period                29,636,848      27,120,947

Supplemental disclosure of noncash investing
   activities:
Investments transferred to available for sale $            --     159,336,349
Change in market value of securities available
    for sale, net of deferred taxes (benefit) of
    $(5,365,718) and $12,974,327, respectively     (7,261,042)     21,498,800
Loans and lease financing transferred to other
    real estate acquired through loan foreclosure   1,322,801       3,842,909
Restricted stock transactions, net of deferred
   taxes of $730,211                                  546,476              --

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
             Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)


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

(2) Loans and Lease Financing

A summary of loans and lease financing at September 30, 1996 and 1995 follows:

                                             1996            1995
Commercial, financial and
  agricultural                        $   384,893,077       515,765,831
Real estate-construction                  550,957,005       444,348,922
Real estate-mortgage                    2,093,900,978     1,786,423,734
Instalment loans to individuals           373,235,326       302,843,440
Credit card receivables                   187,061,474       188,147,480
Lease financing                            36,980,183        34,811,564
   Gross loans and lease financing      3,627,028,042     3,272,340,971
Less unearned income                        4,682,585         4,804,928
   Total loans and lease financing    $ 3,622,345,457     3,267,536,043


Loans held for sale totaled $7,404,000 and $12,151,000 at September 30, 1996 and 1995, respectively, and are reported at the lower of cost or market.

At September 30, 1996, impaired loans amounted to $9,620,000 compared to $5,052,000 at September 30, 1995. The related reserve for loan and lease losses on these loans amounted to $2,759,000 at September 30, 1996 and $2,410,000 at September 30, 1995.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements


(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the nine months ended September 30, 1996 and 1995:

                                              1996          1995
Balance at beginning of year             $ 43,577,725    41,045,712
Provision charged to operations             9,000,000     5,776,326
Recoveries of loans and leases
 previously charged-off                     1,494,354     1,175,300
Loan and lease losses charged
 to reserve                                (6,817,564)   (5,018,208)
Balance at end of period                 $ 47,254,515    42,979,130

(4) Risk Assets

Following is a summary of risk assets at September 30, 1996 and 1995 (in thousands):

                                             1996         1995
Nonaccrual loans and lease financing       $11,785      10,103
Other real estate acquired through
   loan foreclosures                         2,716       2,935
Accruing loans and lease financing
   90 days or more past due                  4,223       2,516
Total risk assets                          $18,724      15,554

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

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(5) Mortgage Servicing Rights, Continued

A summary of mortgage servicing rights follows:

  Capitalized MSRs at December 31, 1995       $  916,146
  Capitalized during the period                1,916,926
  Amortization during the period                (278,073)
  Capitalized MSRs at September 30, 1996      $2,554,999

The fair value of mortgage servicing rights was $2,773,000.
Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized MSRs was required at September 30, 1996.

(6)  FDIC Special Assessment

On September 30, 1996, Congressional legislation was passed allowing a special assessment to be levied by the Federal Deposit Insurance Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF"). The special assessment is based on the level of SAIF deposits a financial institution had as of March 31, 1995 subject to a 20% reduction for certain qualifying deposits. The Corporation's special assessment, assessed on SAIF deposits of $1.4 billion, totaled $8,400,000 or $5,040,000 after-tax. The impact of the FDIC special assessment was to reduce net income by $.33 per share.

(7)  Income Taxes

During the third quarter, Congressional legislation was passed that forgave the recapture of savings associations' tax bad debt reserves which had previously been required upon their conversion to commercial banks. Graham Savings had approximately $3,880,000 of such tax bad debt reserves and the forgiveness of the recapture resulted in a tax benefit of $1,553,000. The impact of the tax benefit was to increase net income by $.10 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), Graham Savings Bank, Inc., SSB ("Graham Savings") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBI"), CCBDE, Inc. and Southland Associates, Inc. for the three and nine months ended September 30, 1996 and 1995. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On May 19, 1995, the Corporation effected a merger with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank-holding company headquartered in Salisbury, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Merger-related expense of $10.3 million (or $7.3 million after-tax) was recorded at the date of merger. On June
9, 1995, the Corporation assumed the deposit liabilities of three branch offices of a North Carolina bank in a transaction accounted for as a purchase.

During the second quarter of 1996, CCB's subsidiary, 1st Home Mortgage Acceptance Corporation ("HMAC"), was dissolved and its capital was returned to CCB. HMAC previously held collateralized mortgage obligations. The collateralized mortgage obligations, which totaled $8.9 million at December 31, 1995, were called in February 1996. Also during the second quarter, CCB sold four of its branch offices to a North Carolina community bank. The transaction included the sale of the banking offices and deposits totaling $55.8 million. On October 4, 1996, Graham Savings was merged into CCB and its two branch offices became CCB branch offices.

Results of Operations - Three Months Ended September 30, 1996 and 1995 Income before non-recurring items amounted to $18.5 million for the three months ended September 30, 1996 compared to 1995's $16.7 million. Income per share before non-recurring items totaled $1.23 in 1996 compared to $1.12 in the third quarter of 1995. Returns before non-recurring items on average assets and shareholders' equity were 1.45% and 16.29%, respectively, in 1996 compared to 1995's 1.37% and 16.40%. Non-recurring items impacting the third quarter's income totaled $3.5 million after-tax and included an FDIC special assessment of $5.0 million (after-tax) to recapitalize the Savings Association's Insurance Fund and a tax benefit of $1.5 million from forgiveness of the recapture of tax bad debt reserves for Graham Savings. Net income for the three months ended September 30, 1996 amounted to $15.0 million, a decrease of $1.7 million from the same period in 1995. Net income per share was $1.00 in 1996, a $.12 decrease from the 1995 period. Returns on average assets and average shareholders' equity in 1996 were 1.18% and 13.22%, respectively, compared to 1.37% and 16.40%, respectively, in the 1995 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Increases in volume of interest-earning assets were almost offset by decreases in yield. Consequently, interest income increased only $3.3 million over third quarter 1995 despite the $260.3 million increase in earning assets. The average rate on interest-earning assets dropped from 8.65% in 1995 to 8.47%. The mix of interest-earning assets at September 30, 1996

                                                  Table 1
                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
            Three Months Ended September 30, 1996 and 1995
              (Taxable Equivalent Basis-In Thousands) (1)


                                                          1996
                                                        Interest  Average
                                           Average      Income/     Yield/
                                           Balance      Expense      Rate
Earning assets:
Loans and lease financing (2)           $   3,572,156      81,415      9.08 %
U.S. Treasury and agency
   obligations (3)                            864,435      14,772      6.83
States and political subdivision
   obligations                                 73,598       1,690      9.18
Equity securities and other
   securities (3)                              28,235         520      7.37
Federal funds sold and other
   short-term investments                     204,044       2,823      5.51
Time deposits in other banks                   53,256         652      4.87
    Total earning assets (3)                4,795,724     101,872      8.47

Non-earning assets:
Cash and due from banks                       149,379
Premises and equipment                         66,492
All other assets, net                          56,515
    Total assets                        $   5,068,110

Interest-bearing liabilities:
Savings and time deposits               $   3,792,893      42,993      4.51 %
Other short-term borrowed funds               146,135       1,744      4.75
Long-term debt                                 59,153         983      6.66
    Total interest-bearing liabilities      3,998,181      45,720      4.55

Other liabilities and shareholders'
   equity:
Demand deposits                               517,805
Other liabilities                              99,677
Shareholders' equity                          452,447
    Total liabilities and
       shareholders' equity             $   5,068,110

Net interest income and net
   interest margin (4)                                $     56,152      4.68 %

Interest rate spread (5)                                               3.92 %


                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, Continued
            Three Months Ended September 30, 1996 and 1995
              (Taxable Equivalent Basis-In Thousands) (1)


                                                        1995
                                                      Interest    Average
                                           Average     Income/     Yield/
                                           Balance     Expense      Rate
Earning assets:
Loans and lease financing (2)           $   3,245,804     76,940      9.42 %
U.S. Treasury and agency
   obligations (3)                            837,628     14,183      6.77
States and political subdivision
   obligations                                 79,149      1,890      9.55
Equity securities and other
   securities (3)                              30,693        545      7.11
Federal funds sold and other
   short-term investments                     286,252      4,314      5.98
Time deposits in other banks                   55,897        740      5.25
    Total earning assets (3)                4,535,423     98,612      8.65

Non-earning assets:
Cash and due from banks                       172,426
Premises and equipment                         64,895
All other assets, net                          56,517
    Total assets                        $   4,829,261

Interest-bearing liabilities:
Savings and time deposits               $   3,669,221     43,467      4.70 %
Other short-term borrowed funds                74,833        932      4.94
Long-term debt                                 82,049      1,485      7.24
    Total interest-bearing liabilities      3,826,103     45,884      4.76

Other liabilities and shareholders'
   equity:
Demand deposits                               502,538
Other liabilities                              96,441
Shareholders' equity                          404,179
    Total liabilities and
       shareholders' equity             $   4,829,261

Net interest income and net
   interest margin (4)                                    52,728      4.63 %

Interest rate spread (5)                                              3.89 %

______________________________
(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $3,233,000 and $2,726,000 for 1996 and 1995, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

changed from 1995's mix due to higher loan demand. Loans, as a percentage of earning assets, grew to 75% from 1995's 72%. The cost of interest-bearing funds fell from 4.76% in 1995 to 4.55% in 1996. Despite the increased rates paid on retail certificates of deposit and Individual Retirement Accounts in 1996, the rates paid on savings and time deposits fell on the aggregate from 4.70% in 1995 to the current 4.51%. The rate paid on short-term borrowed funds also fell from 4.94% to 4.75% due to changes in market rates. The combined effect of these factors resulted in the net interest margin improving 5 basis points from 1995 to 1996. The interest rate spread improved from 3.89% for the three months ended September 30, 1995 to 3.92% for the same period in 1996. Net interest income on a taxable equivalent basis increased $3.4 million or 6.5% over 1995's level.

The provision for loan and lease losses for the third quarter of 1996 was $3.9 million compared to $2.0 million in 1995. The reserve for loan and lease losses to loans and lease financing outstanding was 1.30% at September 30, 1996 and 1.32% at September 30, 1995. Net 1996
quarterly loan and lease charge-offs amounted to $2.0 million or .22% (annualized) of average loans and lease financing which equaled the
 .22% (annualized) experienced in 1995. The increased dollar level of charge-offs in 1996 was due primarily to charge-offs in the consumer portfolio.

Other income, excluding investment securities transactions, increased $3.4 million in the third quarter of 1996 to $16.0 million. The increase was due primarily to a $800,000 increase in service charges on deposit accounts. The service charge increase resulted from increased deposit volume, the ATM surcharge imposed in 1996 of $1.00 for each non-customer transaction and repricing of certain deposit services based upon the results of product profitability analysis. Brokerage and insurance commissions increased $745,000 from 1995 due to expansion of investment services provided through CCBI's association with a registered securities broker-dealer.

During the third quarter of 1996, other operating income increased $1.6 million which was due primarily to two items. The January 1, 1996 adoption of a new accounting standard requiring the recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights retained resulted in additional other income of $455,000 for the third quarter of 1996. In September, $500,000 of reserves for losses on sales of properties held for sale by Southland Associates were reversed and taken into other income.
The reserves were reversed based upon the carrying cost of the properties compared to their expected selling price. Southland Associates' properties are anticipated to be substantially liquidated by the end of 1996.

Other expenses, excluding the previously discussed non-recurring FDIC special assessment of $8.4 million, increased in the 1996 period by $2.1 million. The increase is almost wholly explained by the increase in personnel expense which increased $1.8 million from 1995's level. The increase was due to general salary increases of $1.3 million with corresponding increases in employee benefits and payroll taxes. In addition, incentives paid to employees for product promotions such as home equity lines increased $487,000 over 1995's level. Despite the increased personnel expense, a comparison of assets per employee shows continuing improvement from $2.49 million of assets per employee at September 30, 1995 to $2.60 million per employee for 1996.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.71% for the three months ended September 30, 1996 from 1.95% for the same period in 1995. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) significantly improved from 55.60% for the three months ended September 30, 1995 to 52.85% for the same period in 1996. The improvement in both of these ratios, both of which were calculated excluding the impact of non-recurring items, indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended September 30, 1996 and 1995.

                                         1996     1995
Noninterest income (1)                   1.30  %  1.04

Personnel expense                        1.66     1.59
Occupancy and equipment expense           .43      .45
Other operating expense (2)               .92      .95
Noninterest expense                      3.01     2.99

Net overhead                             1.71  %  1.95

(1) Includes net gains (losses) on investment securities sales.
(2) Excludes FDIC special assessment of $8.4 million in 1996.
_______________________________


The effective income tax rate was 25.2% in 1996 compared to 32.9% in the same period of 1995. The lower effective tax rate experienced in 1996 was due to $1.5 million of tax benefit recorded in connection with forgiveness of the recapture of tax bad debt reserves recorded by Graham Savings.

Results of Operations - Nine Months Ended September 30, 1996 and 1995 Income before non-recurring items totaled $54.6 million for the nine months ended September 30, 1996 compared to $48.1 million for the same period in 1995. Income per share before non-recurring items was $3.63 for the nine months ended September 30, 1996 compared to $3.22 for 1995. Non-recurring items include the previously discussed FDIC special assessment and tax benefit from forgiveness of the recapture of tax bad debt reserves, both experienced in 1996, and merger expenses of $7.3 million (after-tax) incurred in 1995 in conjunction with the Corporation's merger with Security Capital. Returns of income before non-recurring items on average assets and average shareholders' equity were 1.46% and 16.45%, respectively, compared to 1.35% and 16.44% in the 1995 period. Net income for the nine months ended September 30, 1996 amounted to $51.2 million, an increase of $10.4 million or 25.4% from the same period in 1995. Net income per share was $3.40 in 1996, a 24.5% increase from the 1995 period. Returns of net income on average assets and average shareholders' equity were 1.37% and 15.40%, respectively, compared to 1.14% and 13.95% in the 1995 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the nine month periods are included in Table 2. Average earning assets increased by $240.7 million or 5.4% over the 1995 period which was due primarily to internal growth. Increases in volume of interest-earning assets were offset somewhat by decreases in yield. Consequently, interest income increased $8.8 million. The mix of average interest-earning assets at September 30, 1996 changed slightly from 1995's mix as a result of higher loan demand. For the nine months ended September 30, 1996, investment securities comprised 22% of average earning assets compared to 20% for 1995; average loans absorbed the change and comprise 73% of earning assets. For interest-bearing liabilities, the decrease in rates paid on deposits partially offset the increase in interest expense resulting from increased volume. In addition, higher-rate Federal Home Loan Bank advances matured in early 1996 in addition to the collateralized mortgage obligations bearing interest at 11% which were called during the first quarter of 1996. These two events caused the rate on long-term debt to fall from 7.09% to 6.71% for the nine months ended September 30, 1996. The combination of these factors resulted in the net interest margin decreasing from 4.73% for the nine months ended September 30, 1995 to 4.70% for 1996. The interest rate spread fell 7 basis points to 3.95% for 1996. Net interest income on a taxable equivalent basis increased $7.3 million or 4.6% from 1995's level.

The provision for loan and lease losses increased to $9.0 million from $5.8 million in 1995 due to the growth of outstanding loans and lease financing and higher charge-offs. Net 1996 loan and lease charge-offs amounted to $5.3 million or .21% (annualized) of average loans and lease financing compared to .16% (annualized) in 1995.

Other income, excluding net securities gains/losses, increased $5.6 million during the nine months of 1996 to $45.6 million. The increase was due primarily to a $2.6 million increase in service charges on deposit accounts resulting from increased deposit volume and the repricing of deposit services and a $1.5 million increase in brokerage and insurance commissions from expanded levels of such services. In addition, the Corporation reversed the reserve for losses on sales of property held by Southland as previously discussed. Non-recurring other operating income increases realized in 1995 included a $500,000 gain on the sale of a Security Capital nonbank subsidiary and an $880,000 gain on the early retirement of a portion of the Corporation's subordinated debentures.

Net losses on sales of securities (primarily U.S. Treasury and agency obligations) totaling $982,000 were incurred during 1995 as the Corporation repositioned the securities portfolio in conjunction with the Security Capital merger. In 1996, net securities gains totaled $510,000 for the period.

Other expenses, excluding non-recurring items, increased by $486,000 or less than 1% from the 1995 period. As discussed previously, personnel expense experienced the largest increase at $2.4 million but this increase was largely offset by the $3.3 million decrease in deposit insurance expense resulting from the FDIC lowering the assessment rate for certain deposits from $.23 per $100 to $.04 per $100 in the third quarter of 1995. Amortization of intangible assets decreased $326,000 during 1996 due to the sale of branches to which the intangible assets related. Other operating expenses increased $2.4 million due in part to $967,000 of professional services expense for various operational initiatives, increased marketing expense of $392,000 from the promotion of new banking products and services and $314,000 of credit card processing expenses from increased levels of service. Merger-related expense of $10.3 million (pre-tax) was incurred during the second quarter of 1995 as previously discussed.

The effective income tax rate for the nine month period was 32.3% in 1996 compared to 34.3% in the same period of 1995. The effective tax rate in 1995 was higher due to non-deductible merger-related expense incurred during that year and the $1.5 million of tax benefit recorded in 1996 for forgiveness of the recapture of the tax bad debt reserves of Graham Savings.

                                                            Table 2
                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
             Nine Months Ended September 30, 1996 and 1995


                                                          1996
                                                        Interest   Average
                                             Average    Income/     Yield/
                                             Balance    Expense      Rate
Earning assets:
Loans and lease financing (2)            $  3,462,469    238,465      9.20 %
U.S. Treasury and agency
   obligations (3)                            871,030     43,835      6.71
States and political subdivision
   obligations                                 75,048      5,249      9.33
Equity securities and other
   securities (3)                              28,692      1,573      7.31
Federal funds sold and other
   short-term investments                     221,262      9,014      5.44
Time deposits in other banks                   59,482      2,235      5.02
    Total earning assets (3)                4,717,983    300,371      8.50

Non-earning assets:
Cash and due from banks                       156,535
Premises and equipment                         67,444
All other assets, net                          59,868
    Total assets                         $  5,001,830

Interest-bearing liabilities:
Savings and time deposits                $  3,760,258    126,938      4.51 %
Other short-term borrowed funds               119,075      4,201      4.71
Long-term debt                                 65,544      3,294      6.71
    Total interest-bearing liabilities      3,944,877    134,433      4.55

Other liabilities and shareholders'
   equity:
Demand deposits                               512,391
Other liabilities                             100,980
Shareholders' equity                          443,582
    Total liabilities and
       shareholders' equity              $  5,001,830

Net interest income and net
   interest margin (4)                                $   165,938      4.70 %

Interest rate spread (5)                                              3.95 %


                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, Continued
             Nine Months Ended September 30, 1996 and 1995


                                                          1995
                                                        Interest   Average
                                             Average    Income/    Yield/
                                             Balance    Expense     Rate
Earning assets:
Loans and lease financing (2)            $  3,234,469    227,611      9.40 %
U.S. Treasury and agency
   obligations (3)                            872,546     44,379      6.78
States and political subdivision
   obligations                                 80,672      5,980      9.88
Equity securities and other
   securities (3)                              30,712      1,634      7.10
Federal funds sold and other
   short-term investments                     211,308      9,811      6.21
Time deposits in other banks                   47,613      2,157      6.06
    Total earning assets (3)                4,477,320    291,572      8.70

Non-earning assets:
Cash and due from banks                       169,596
Premises and equipment                         65,618
All other assets, net                          54,982
    Total assets                         $  4,767,516

Interest-bearing liabilities:
Savings and time deposits                $  3,621,786    124,880      4.61 %
Other short-term borrowed funds                88,408      3,505      5.30
Long-term debt                                 85,700      4,556      7.09
    Total interest-bearing liabilities      3,795,894    132,941      4.68

Other liabilities and shareholders'
   equity:
Demand deposits                               487,950
Other liabilities                              92,580
Shareholders' equity                          391,092
    Total liabilities and
       shareholders' equity              $  4,767,516

Net interest income and net
   interest margin (4)                                   158,631      4.73 %

Interest rate spread (5)                                              4.02 %

_____________________________
(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $9,542,000 and $7,323,000 for 1996 and 1995, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Financial Condition

Total assets have increased $255.7 million since September 30, 1995 due primarily to net internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $4.8 billion for the year ended December 31, 1995 to $5.1 billion for the three months ended September 30, 1996 and compare to $4.8 billion for the three months ended September 30, 1995.

At September 30, 1996, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $18.7 million or .52% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $15.6 million or .48% at September 30, 1995. The increase in risk assets was due primarily to the first quarter 1996 transfer of one large commercial credit to the nonaccrual status. In addition, 90 days past due and accruing loans increased $1.5 million from March 31, 1996, primarily in the real estate - construction category. One real estate - construction loan accounted for approximately a third of the increase in 90 days past due and accruing category. The reserve for loan and lease losses to risk assets was 2.52x at September 30, 1996 compared to 2.69x at December 31, 1995 and 2.76x at September 30, 1995.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 8.93% and 8.37% for the nine months ended September 30, 1996 and 1995, respectively. The 1995 ratio is lower than the Corporation's historical levels due in part to the Corporation's repurchase and retirement of $20 million (518,069 shares) of common stock during the period from the fourth quarter of 1994 through the second quarter of 1995. Increases in this ratio since June 30, 1995 are due primarily to the retention of earnings.

The unrealized gain on investment securities available for sale, net of applicable taxes, decreased $7.3 million from December 31, 1995 in conjunction with declines in the financial markets. During the third quarter of 1996, the available for sale portfolio's market value increased and recovered $1.3 million of the $8.6 million decrease experienced in the first six months of 1996.

The Corporation has increased its annual cash dividends consistently over the past 32 years, increasing to $.42 per share for the three months ended September 30, 1996 from $.38 per share for the same period in 1995. On October 22, 1996, the Board of Directors of the Corporation declared a dividend of $.42 payable on January 2, 1997 to shareholders of record December 16, 1996. Book value increased 10.5% to $30.65 per share at September 30, 1996 from 1995's level of $27.73.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines. The following schedule shows that the Corporation and the Banks exceed risk-based capital requirements at September 30, 1996. CCB-Ga.'s capital ratios have fallen from 1995's levels due to higher asset levels without corresponding increases in capital.


                        September 30,          Regulatory
Ratio               1996           1995         Minimums

Tier 1 Capital                                   4.00%
  Corporation      11.66%          10.39
  CCB              11.40           10.53
  Graham Savings   20.80           19.20
  CCB-Ga.          11.59           25.82
Total Capital                                    8.00
  Corporation      13.81           12.48
  CCB              12.74           12.27
  Graham Savings   22.06           20.93
  CCB-Ga.          12.84           26.50
Leverage                                         4.00
  Corporation       8.53            7.80
  CCB               8.37            7.88
  Graham Savings   12.36            9.47
  CCB-Ga.           8.41           40.49


Proposed Acquisition

On May 14, 1996, the Corporation announced the signing of a letter of intent to acquire Salem Trust Company, a $165 million bank headquartered in Winston-Salem, North Carolina ("Salem Trust"). Salem Trust has offices in Winston-Salem and Wilmington, North Carolina. Under the terms of the agreement, the Corporation will issue .41 shares of its common stock in exchange for each share of Salem Trust in a transaction designed to qualify as a tax-free exchange. On July 1, 1996, a definitive agreement of acquisition was signed by both companies. The acquisition, which among other things, is subject to regulatory approval and approval by Salem Trust's shareholders, is tentatively scheduled to be consummated in the first quarter of 1997. Salem Trust's operations will become part of CCB.

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


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 3 - Amended and Restated Bylaws of the Corporation as of October 22, 1996.

      Exhibit 99 - Press release regarding third quarter earnings.

(b).  Reports on Form 8-K

      A report on Form 8-K dated October 4, 1996 was filed under
Item 5.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: November 13, 1996                 /S/ Ernest C. Roessler
                                        Ernest C. Roessler
                                        President and Chief
                                        Executive Officer


Date: November 13, 1996                 /S/ W. Harold Parker, Jr.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)