Form 10-K
period 1996-12-31
CCB FINANCIAL CORP
filed 1997-03-12
CIK 714612

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1996
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   (No Fee Required)
For the transition period from                         to
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

          $5.00 par value Common Stock                        New York Stock Exchange
                (TITLE OF CLASS)                       (NAME OF EXCHANGE ON WHICH REGISTERED)

Securities issued pursuant to Section 12(g) of the Act:
                                      None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   [X]       No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1997 was $1,059,500,416. On March 5, 1997, there were 15,769,080 outstanding shares of the Registrant's $5.00 par value Common Stock.
                       DOCUMENT INCORPORATED BY REFERENCE
PORTIONS OF THE PROXY STATEMENT OF REGISTRANT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 15, 1997 ARE INCORPORATED IN PART III OF THIS REPORT.

                             CROSS REFERENCE INDEX

                                                                                                                           PAGE
PART I.
             Item 1.    Business......................................................................................        3
                        Description...................................................................................        3
                        Average Balance Sheets........................................................................       12
                        Net Interest Income Analysis -- Taxable Equivalent Basis......................................       12
                        Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis......................       13
                        Investment Securities Portfolio...............................................................       19
                        Investment Securities -- Maturity/Yield Schedule..............................................       19
                        Types of Loans................................................................................       18
                        Maturities and Sensitivities of Loans to Changes in Interest Rates............................       18
                        Nonperforming and Risk Assets.................................................................       23
                        Loan Loss Experience..........................................................................       24
                        Average Deposits..............................................................................       14
                        Maturity Distribution of Large Denomination Time Deposits.....................................       26
                        Return on Equity and Assets...................................................................        7
                        Short-Term Borrowings.........................................................................       41
             Item 2.    Properties....................................................................................        6
             Item 3.    Legal Proceedings.............................................................................        6
             Item 4.    Submission of Matters to a Vote of Security Holders...........................................        6
PART II.
             Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters......................        6
             Item 6.    Selected Financial Data.......................................................................        7
             Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........        9
             Item 8.    Financial Statements and Supplementary Data...................................................       29
             Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........       58
PART III.
             Item 10.   Directors and Executive Officers of the Registrant............................................       58
             Item 11.   Executive Compensation........................................................................       58
             Item 12.   Security Ownership of Certain Beneficial Owners and Management................................       58
             Item 13.   Certain Relationships and Related Transactions................................................       58
PART IV.
             Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................       58

                                    PART I.
ITEM 1. BUSINESS
REGISTRANT
     CCB Financial Corporation (the "Corporation") is a registered bank holding company headquartered in Durham, North Carolina whose principal business is providing banking and other financial services through its banking subsidiaries. The Corporation is the parent holding company of Central Carolina Bank and Trust Company ("CCB"), a North Carolina-chartered commercial bank and Central Carolina Bank-Georgia, a Georgia-chartered special purpose credit card bank (collectively referred to as the "Subsidiary Banks"). The principal assets of the Corporation are all of the outstanding shares of common stock of the Subsidiary Banks and the Corporation's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 1996, the Corporation had consolidated assets of approximately $5.4 billion and was the seventh largest banking organization headquartered in North Carolina.
SUBSIDIARY BANKS
     CCB is chartered under the laws of the state of North Carolina to engage in general banking business. CCB offers commercial and retail banking, savings and trust services through 156 offices located in 60 cities and towns in North Carolina. CCB had approximately $5.3 billion in assets at December 31, 1996 and was the seventh largest bank in North Carolina. CCB provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. During 1996, the Corporation's subsidiary, Graham Savings Bank, Inc., SSB, a North Carolina-chartered state savings bank, was merged with and into CCB and its two branch offices became branch offices of CCB.
     Central Carolina Bank-Georgia ("CCB-Ga.") provides nationwide credit card services from its headquarters in Columbus, Georgia. As of December 31, 1996, CCB-Georgia had approximately $112.0 million of assets.
     Continuing its expansion through acquisitions, the Corporation entered into an agreement in May 1996 to acquire Salem Trust Bank, a commercial bank with offices in Winston-Salem and Wilmington, North Carolina and having $165 million in assets. Salem Trust Bank was merged into CCB on January 31, 1997 and its operations were merged with and into those of CCB. Additionally, on February 18, 1997 the Corporation announced the execution of a definitive agreement to acquire American Federal Bank, FSB, Greenville, South Carolina, a federal savings bank having 40 banking offices located in Northwest South Carolina and having assets of $1.3 billion. Subject to regulatory and shareholder approvals, this acquisition is anticipated to be consummated in the third quarter of 1997. NON-BANK SUBSIDIARIES
     CCB has three wholly-owned non-bank subsidiaries: Southland Associates, Inc., CCBDE, Inc., and CCB Investment and Insurance Service Corporation ("CCBIISC") (collectively, the three subsidiaries are referred to herein as the "Non-Bank Subsidiaries"). Southland Associates, Inc. engages in real estate development and is in the process of liquidating its assets through the sale of its remaining inventory of residential lots. CCBDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. CCBIISC engages in the sale of various annuity and mutual fund products. During 1996, CCB's former subsidiary 1st Home Mortgage Acceptance Corporation ("HMAC") was dissolved after the early redemption of its collateralized mortgage obligations. HMAC was acquired in 1993 through the acquisition of certain assets and assumption of certain liabilities of 1st Home Federal Savings and Loan Association, F.A., of Greensboro, North Carolina.
COMPETITION
     Vigorous competition exists in all major areas where the Corporation is presently engaged in business. Its Subsidiary Banks compete not only with other major commercial banks but also with other diversified financial institutions such as thrift institutions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and a variety of financial services and advisory companies. Competitor commercial banks larger than the Corporation range in size from $6 billion to over $100 billion in total assets, including assets attributable to affiliates in other states. Consequently, these competing commercial banks may be able to offer services and products that are not cost-efficient for the Subsidiary Banks to offer. In addition, the competing commercial banks have access to greater financial resources that allow higher lending limits than the Subsidiary Banks. In addition to in-state competition, banks in North Carolina have a high degree of competition from out-of-state financial service companies through the presence of loan production offices and their North Carolina affiliates.
                                       3

     In recent years, competition between commercial banks, thrift institutions and credit unions has intensified significantly. Primarily as a result of legislation aimed at effecting a deregulation of the financial institution industry, along with other regulatory changes effected by the primary federal regulators of the various types of financial institutions, the practical distinctions between a commercial bank and a thrift institution have been almost totally eliminated.
INTERSTATE BANKING AND BRANCHING
     Recently enacted federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions will be subject to anti-trust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.
     Beginning June 1, 1997, and subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank to merge with a bank located in a different state. A state may accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it can "opt out" and thereby prohibit interstate branching by enacting legislation to that effect. The Interstate Banking Law also permits banks to open new branches or acquire existing branches of banks located in other states that specifically permit that form of interstate branching.
     North Carolina has adopted statutes which, subject to conditions contained therein, specifically authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina. It is anticipated that the Interstate Banking Law will increase (and, in some instances, has increased) competition within the markets in which the Corporation now operates, although the extent to which such competition will increase throughout such markets and the timing of such increase cannot be predicted.
SUPERVISION AND REGULATION
     The business and operations of the Corporation and its Subsidiary Banks are subject to extensive federal and state governmental regulation and supervision. BANK HOLDING COMPANY REGULATION
     The Corporation is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to supervision and examination by and the regulations and reporting requirements of the Federal Reserve. Under the BHCA, the activities of the Corporation are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     The BHCA prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of a financial institution, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve.
Additionally, the BHCA prohibits the Corporation from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. In approving an application by the Corporation to engage in a non-banking activity, the Federal Reserve must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decrease or unfair competition, conflicts of interest or unsound banking practices.
     Federal Reserve approval generally must be obtained before any person may acquire control of a bank holding company. Control is presumed to exist if, among other things, a person acquired more than 25% of any class of voting stock of a holding company or if a person acquires more than 10% of any class of voting stock and the holding company has registered securities under Section 12 of the 1934 Act or the acquirer will be the largest shareholder after the acquisition.
     There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the Federal Deposit Insurance Corporation ("FDIC") insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes "undercapitalized", the bank holding company is required to guarantee (subject to certain limits)
the subsidiary's compliance with the
                                       4
terms of any capital restoration plan filed with its appropriate federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.
     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.
     As a result of its ownership of a North Carolina-chartered commercial bank, the Corporation also is registered with and subject to regulation by the North Carolina Commissioner of Banks (the "Commissioner") under the state's bank holding company laws.
CCB
     CCB is a North Carolina commercial bank and is subject to supervision and examination by and regulations and reporting requirements of the Commissioner and the FDIC. CCB is a member of the Federal Home Loan Bank system. CCB is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by CCB in any calendar year exceeds its net profits (as defined by statute) for that year combined with its retained net profits (as defined by statute) for the preceding two calendar years, less any required transfer to surplus. Insured depository institutions also are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become "undercapitalized" (as such term is defined in the Federal Deposit Insurance Act).
     CCB is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, insured institutions that receive the highest rating during the examination process and are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to average total consolidated assets. All other insured institutions are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The FDIC also requires CCB to have a ratio of total capital to risk-weighted assets of at least 8%.
     Under current federal law, certain transactions between a depository institution and its affiliates are governed by Section 23A and 23B of the
Federal Reserve Act. An affiliate of a depository institution is any company or entity that controls, is controlled by or is under common control with the institution, and, in a holding company context, the parent holding company of a depository institution and any companies which are controlled by such parent holding company are affiliates of the depository institution. Generally,
Sections 23A and 23B (i) limit the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate, and
(ii) require that such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the institution or the subsidiary as those provided to a nonaffiliate.
     CCB is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. As an insured institution, CCB is prohibited from engaging as a principal in activities that are not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the institution is, and continues to be, in compliance with all applicable capital standards. Insured institutions also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.
INSURANCE ASSESSMENTS
     CCB is subject to insurance assessments imposed by the FDIC. Effective January 1, 1996, the FDIC reduced the Bank Insurance Fund (the "BIF") assessments, which is the fund insuring CCB's deposits, to a range of 0% to
 .27%. The premium reductions did not affect the deposit premiums paid on Savings Association Insurance Fund ("SAIF") insured deposits. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. During 1996, the FDIC imposed a special assessment on SAIF insured deposits to recapitalize the SAIF. CCB's special assessment amounted to $7.4 million due to deposits acquired through the acquisition of
                                       5
thrift institutions in prior years which remain insured by the SAIF. FDIC insurance premiums for 1997 will be .013% for BIF insured deposits and .0648% for SAIF insured deposits. Approximately one-third of CCB's deposits are insured by the SAIF. The insurance premiums will be used to service the interest on the Financing Corporation's ("FICO") bond obligations. Proposals are currently being considered by committees of the United States Congress concerning a possible merger of the SAIF and BIF as well as the merger of the charters of commercial banks and thrift institutions.
EFFECT OF GOVERNMENTAL POLICIES
     The earnings and business of the Corporation are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.
EXECUTIVE OFFICERS OF THE REGISTRANT
     All officers of the Corporation are elected or appointed by the board of directors to hold their offices during the pleasure of the board. At February
28, 1997, the executive officers of the Corporation were as follows:

                                                                                          Has Served as
                                                                                        Executive Officer
Name                   Age at 12/31/96     Position                                  of the Corporation Since
W.L. Burns, Jr.               69           Chairman of the Board                               1968
Ernest C. Roessler            55           Vice Chairman of the Board,                         1988
                                           President and Chief Executive Officer
David B. Jordan               60           Vice Chairman of the Board                          1995(1)
J. Scott Edwards              50           Executive Vice President                            1988
Richard L. Furr               47           Executive Vice President                            1988

(1) Prior to May 1995, Mr. Jordan served as Vice Chairman and Chief Executive Officer of Security Capital Bancorp which was acquired by the Corporation on May 19, 1995.
EMPLOYEE RELATIONS
     As of December 31, 1996, the Corporation and its Subsidiary Banks employed 1,983 full-time equivalent employees. The Corporation and its Subsidiary Banks are not parties to any collective bargaining agreements and employee relations are considered to be good.
ITEM 2. PROPERTIES
     The Corporation's principal executive offices are located at 111 Corcoran Street, Durham, North Carolina in a 17-story office building constructed in 1937. This office building is owned in fee simple by CCB and also serves as the home office of CCB. A majority of the major staff functions are located therein. The Corporation's Customer Service Center is a one-story leased building also located in Durham, North Carolina that has been occupied since 1990. The Subsidiary Banks operate 156 branch bank locations, approximately 75 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices.
     Southland Associates, Inc. owns real estate, other than premises, with a net book value of approximately $690,000 at December 31, 1996. This real estate consists of various parcels of land that are being developed for commercial and residential use in the City of Durham and in Durham County, North Carolina.
ITEM 3. LEGAL PROCEEDINGS
     See Note 14 to the Consolidated Financial Statements for a discussion of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1996.
                                    PART II.
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS See "Capital Resources" in Management's Discussion and Analysis of
Financial Condition and Results of Operations for the Corporation's stock prices and dividends paid during 1996 and 1995 and discussion of other shareholder matters. On January 21, 1997, a dividend of $.42 per share was declared for payment on April 1, 1997 to shareholders of record as of March 17, 1997.
                                       6

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data should be read in conjunction with the Corporation's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Prior year amounts have been restated to reflect the 1995 merger with Security Capital Bancorp and the three for two stock split effected in the form of a 50% stock dividend paid October 1, 1992.
SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In Thousands Except Per Share Data)

                                                                              Years Ended December 31
                                                            1996          1995          1994          1993          1992
SUMMARY OF OPERATIONS
Interest income                                          $  397,764       383,514       309,899       254,912       241,589
Interest expense                                            181,348       179,404       126,366       101,956       105,766
Net interest income                                         216,416       204,110       183,533       152,956       135,823
Provision for loan and lease losses                          12,800         8,183         9,279         7,106         7,831
Net interest income after provision                         203,616       195,927       174,254       145,850       127,992
Other income                                                 62,084        53,267        48,630        46,617        39,570
Net investment securities gains (losses)                        505          (978)          357         2,962         2,073
Other expenses (1)                                          161,438       160,223       147,287       129,452       116,114
Income before income taxes and cumulative changes in
 accounting principles                                      104,767        87,993        75,954        65,977        53,521
Income taxes (2)                                             34,452        30,133        30,843        21,913        18,238
Income before cumulative changes in accounting
 principles                                                  70,315        57,860        45,111        44,064        35,283
Cumulative changes in accounting principles (3)                  --            --            --        (1,371)           --
Net income                                               $   70,315        57,860        45,111        42,693        35,283
PER SHARE
Income before cumulative changes in accounting
 principles:
 Primary                                                 $     4.67          3.87          2.94          3.10          2.60
 Fully diluted (4)                                             4.67          3.87          2.94          3.05          2.52
Net income:
 Primary                                                       4.67          3.87          2.94          3.00          2.60
 Fully diluted (4)                                             4.67          3.87          2.94          2.95          2.52
Cash dividends                                                 1.60          1.44          1.32          1.24          1.14
Book value                                                    31.71         28.98         24.75         24.43         22.42
Average shares outstanding (000's):
 Primary                                                     15,048        14,949        15,354        14,230        13,580
 Fully diluted (4)                                           15,048        14,949        15,354        14,612        14,494
AVERAGE BALANCES
Assets                                                   $5,065,598     4,811,108     4,297,775     3,613,333     3,095,352
Loans and lease financing                                 3,519,615     3,251,613     2,823,525     2,299,599     2,018,812
Earning assets                                            4,780,292     4,521,780     4,021,814     3,365,274     2,875,280
Deposits                                                  4,324,462     4,148,526     3,676,139     3,137,037     2,687,980
Interest-bearing liabilities                              3,991,943     3,824,793     3,376,509     2,820,219     2,412,176
Shareholders' equity                                        448,654       397,504       382,884       330,679       289,291
SELECTED PERIOD END ASSETS AND LIABILITIES
Assets                                                   $5,384,110     5,089,786     4,720,688     4,186,578     3,225,929
Loans and lease financing                                 3,771,423     3,345,345     3,158,863     2,651,100     2,033,829
Reserve for loan and lease losses                            49,022        43,578        41,046        34,190        25,936
Deposits                                                  4,589,535     4,297,411     4,057,680     3,601,227     2,802,141
Shareholders' equity                                        478,231       433,517       371,151       375,224       306,773
RATIOS
Income before cumulative changes in accounting
 principles to:
 Average assets                                                1.39%         1.20          1.05          1.22          1.14
 Average shareholders' equity                                 15.67         14.56         11.78         13.33         12.20
Net income to:
 Average assets                                                1.39          1.20          1.05          1.18          1.14
 Average shareholders' equity                                 15.67         14.56         11.78         12.91         12.20
Net interest margin, taxable equivalent                        4.70          4.70          4.75          4.76          4.88
Net loan and lease losses to average loans and lease
 financing                                                      .21           .17           .17           .20           .25
Dividend payout ratio                                         34.26         37.21         44.90         41.33         43.85
                                                                       Five
                                                        Year           Year
                                                        Ended        Compound
                                                    December 31,      Growth
                                                         1991         Rate %
SUMMARY OF OPERATIONS
Interest income                                          269,638         8.1
Interest expense                                         143,989         4.7
Net interest income                                      125,649        11.5
Provision for loan and lease losses                        9,331         6.5
Net interest income after provision                      116,318        11.8
Other income                                              41,261         8.5
Net investment securities gains (losses)                     605       --
Other expenses (1)                                       110,983         7.8
Income before income taxes and cumulative changes in
 accounting principles                                    47,201        17.3
Income taxes (2)                                          14,470        18.9
Income before cumulative changes in accounting
 principles                                               32,731        16.5
Cumulative changes in accounting principles (3)               --       --
Net income                                                32,731        16.5
PER SHARE
Income before cumulative changes in accounting
 principles:
 Primary                                                    2.42        14.1
 Fully diluted (4)                                          2.35        14.7
Net income:
 Primary                                                    2.42        14.1
 Fully diluted (4)                                          2.35        14.7
Cash dividends                                             1.047         8.9
Book value                                                 20.66         8.9
Average shares outstanding (000's):
 Primary                                                  13,539         2.1
 Fully diluted (4)                                        14,476          .8
AVERAGE BALANCES
Assets                                                 2,983,978        11.2
Loans and lease financing                              1,979,879        12.2
Earning assets                                         2,766,431        11.6
Deposits                                               2,584,251        10.8
Interest-bearing liabilities                           2,368,185        11.0
Shareholders' equity                                     265,743        11.0
SELECTED PERIOD END ASSETS AND LIABILITIES
Assets                                                 3,072,968        11.9
Loans and lease financing                              1,999,955        13.5
Reserve for loan and lease losses                         23,171        16.2
Deposits                                               2,660,737        11.5
Shareholders' equity                                     279,992        11.3
RATIOS
Income before cumulative changes in accounting
 principles to:
 Average assets                                             1.10
 Average shareholders' equity                              12.32
Net income to:
 Average assets                                             1.10
 Average shareholders' equity                              12.32
Net interest margin, taxable equivalent                     4.72
Net loan and lease losses to average loans and lease
 financing                                                   .37
Dividend payout ratio                                      43.26

                                       7

(1) Other expenses include the levying in 1996 of a $7.4 million special assessment by the Federal Deposit Insurance Corporation to recapitalize the Savings Association Insurance Fund. Other expenses also includes merger-related expense of $10.3 million in 1995 related to the Corporation's merger with Security Capital and $1.1 million in 1994 related to Security Capital's acquisition of a savings and loan association. The after-tax effect of the aforementioned non-recurring expense items was to decrease net income per share by $.29 per share in 1996, $.49 per share in 1995 and $.04 per share in 1994.
(2) During 1996, a tax benefit of $1.5 million ($.10 per share) was recorded for forgiveness of the recapture of tax bad debt reserves of a former savings bank subsidiary. During 1994, Security Capital recognized a one-time charge of approximately $5.6 million ($.37 per share) of deferred tax liabilities recorded in anticipation of the merger of Security Capital's three savings subsidiaries into its commercial bank subsidiary.
(3) The cumulative changes in accounting principles reflect the Corporation's adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a one-time net charge of $2.3 million ($3.7 million pre-tax) and adoption of SFAS No. 109, "Accounting for Income Taxes", which resulted in a one-time benefit of $900,000.
(4) Assumes full conversion of convertible subordinated debentures issued by the Corporation in 1985. The convertible subordinated debentures were called for redemption during 1993 and substantially all were converted into the Corporation's common stock.
                                       8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The purpose of this discussion and analysis is to provide the reader with a description of the financial condition and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB") and Central Carolina Bank-Georgia (collectively, the "Subsidiary Banks") for the years ended December 31, 1996, 1995 and 1994. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBIISC"), CCBDE, Inc., and Southland Associates, Inc. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.
CHANGES IN CORPORATE STRUCTURE
     During October 1996, the Corporation's former savings bank subsidiary, Graham Savings Bank, Inc., SSB ("Graham Savings"), was merged into CCB, the Corporation's lead bank. Its offices became offices of CCB. In May 1996, four branch offices located outside of CCB's primary market area were sold to another North Carolina financial institution. The transaction, which consisted of the sale of all deposit accounts ($55.8 million) and fixed assets resulted in a nominal gain. In conjunction with the transaction, goodwill and deposit base premium were decreased by $2.3 million and $1.7 million, respectively. Also during 1996, CCB's subsidiary, 1st Home Mortgage Acceptance Corporation ("HMAC") was dissolved after the redemption of its collateralized mortgage obligations ("CMO's").
     On May 19, 1995, the Corporation merged with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina (the "Merger"). The Merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Each share of Security Capital common stock outstanding on the date of the Merger was converted into .5 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 5.9 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Security Capital. The former offices of Security Capital are operated as offices of CCB. In accordance with pooling-of-interests accounting, the financial statements of the Corporation were restated to reflect the Merger as if it had been effective as of the earliest period presented.
     On June 9, 1995, the Corporation acquired and assumed deposit liabilities totaling $37.5 million of three branches of a North Carolina bank. Deposit base premium of $2.9 million was recorded as a result of the acquisition; no goodwill was recorded in the transaction. As the acquisition was accounted for as a purchase, the results of operations of the branches acquired are included in the Corporation's results of operations only from the date of acquisition.
     During the third quarter of 1994, Security Capital purchased the outstanding stock of First Federal Savings and Loan Association of Charlotte, North Carolina ("First Federal") in an acquisition accounted for as a purchase. First Federal had assets totaling $302 million at acquisition date, including $135 million of loans. Goodwill of $12.6 million and deposit base premium of $3.2 million were recorded as part of the acquisition. Concurrent with the acquisition, First Federal was merged into Security Capital's commercial bank subsidiary.
     See "1997 Mergers" for mergers announced in 1996 and consummated in 1997 and announced in 1997.
PERFORMANCE OVERVIEW
     Strong loan growth and a focus on increasing noninterest income while controlling noninterest expense led to a 21.5% increase in 1996's net income over 1995's results. Net income in 1996 of $70.3 million, or $4.67 per share, exceeded 1995's net income of $57.9 million, or $3.87 per share. Returns on average assets and average shareholders' equity were 1.39% and 15.67%, respectively, in 1996 compared to 1.20% and 14.56%, respectively, in 1995 and 1.05% and 11.78%, respectively, in 1994. Table 1 compares the contributions to net income per share for each income statement caption for the years ended December 31, 1996, 1995 and 1994 and the respective changes from year to year.
                                       9

TABLE 1
COMPONENTS OF INCOME PER SHARE
Years Ended December 31, 1996, 1995 and 1994

                                                                                                                 Change
                                                                                                                  From
                                                                                   1996      1995      1994     1996/1995
Net interest income                                                               $14.38     13.66     11.95        .72
Provision for loan and lease losses                                                  .85       .55       .60        .30
Net interest income after provision                                                13.53     13.11     11.35        .42
Other income                                                                        4.16      3.50      3.19        .66
Other expenses (1)                                                                 10.73     10.72      9.59        .01
Income before income taxes                                                          6.96      5.89      4.95       1.07
Income taxes (2)                                                                    2.29      2.02      2.01        .27
Net income                                                                        $ 4.67      3.87      2.94        .80
                                                                                   Change
                                                                                    from
                                                                                 1995/1994
Net interest income                                                                 1.71
Provision for loan and lease losses                                                 (.05)
Net interest income after provision                                                 1.76
Other income                                                                         .31
Other expenses (1)                                                                  1.13
Income before income taxes                                                           .94
Income taxes (2)                                                                     .01
Net income                                                                           .93

(1) Other expenses include a $7.4 million special assessment levied by the FDIC in 1996 to recapitalize the Savings Association Insurance Fund which decreased net income per share by $.29. Other expenses include merger-related expense in 1995 of $10.3 million related to the Corporation's merger with Security Capital and $1.1 million in 1994 related to Security Capital's acquisition of a savings and loan association. The effect of the merger-related expense was to decrease net income per share by $.49 in 1995 and $.04 in 1994.
(2) Income taxes for 1996 include a tax benefit of $1.5 million from the forgiveness of recapture of tax bad debt reserves of a savings bank subsidiary which increased income by $.10 per share. Income taxes for 1994 include a one-time charge of $5.6 million of deferred tax liabilities recorded in anticipation of the merger of Security Capital's three savings bank subsidiaries into its commercial bank subsidiary which decreased income per share by $.37.
(3) Excluding the impact of the non-recurring items discussed in (1) and (2), income per share would be $4.86, $4.36 and $3.35 for the years ended December 31, 1996, 1995 and 1994, respectively.
     To facilitate the discussion of the Corporation's results of operations, Table 2 presents an additional analysis of performance to supplement the accompanying consolidated statements of income and balance sheets. This additional analysis should not be viewed as a substitute for the financial statements presented in accordance with generally accepted accounting principles which are included elsewhere in this report. There are two primary differences between the consolidated statements of income and the operating income analysis that is presented in Table 2. First, certain non-recurring transactions are not included in noninterest expenses in determining operating income. Second, due to the format of Table 2, not all line items agree directly to the consolidated financial statements. Management has presented the additional analysis in the belief that it is meaningful to understand the results and trends in operating income separately from non-recurring transactions.
RESULTS OF OPERATIONS
     Operating income, defined as income before non-recurring items, increased 12.3% in 1996 as compared to 1995. Operating income per share was $4.86 in 1996 versus 1995's $4.36. Over the past three years, the Corporation has experienced significant non-recurring items which are described below:
     During 1996, the Corporation experienced two non-recurring items. First, the Federal Deposit Insurance Corporation (the "FDIC") assessed a special one-time levy (the "FDIC Special Assessment") to recapitalize the Savings Association Insurance Fund (the "SAIF") which resulted in a special assessment of $8.4 million for CCB in the third quarter of 1996. During the fourth quarter of 1996, CCB protested the amount of special assessment levied on certain portions of the SAIF deposit base and received a $1.0 million reduction in the assessment. CCB's SAIF deposits resulted from its acquisitions of thrift institutions in 1993 through 1995. Second, through Congressional legislative action, the recapture of tax bad debt reserves required upon a savings bank's conversion to a commercial bank was forgiven. Consequently, a $1.5 million tax benefit was recorded in the third quarter prior to Graham's merger into CCB (the "Recapture Tax Benefit").
     As previously discussed, the Corporation merged with Security Capital in 1995. To effect the transaction, the Corporation incurred $10.3 million of merger-related expense which included severance and other employee benefit costs, costs related to branch closures, system conversion costs and other transaction-related expenses. In addition, $1.1 million of expense was incurred in 1994 to effect Security Capital's acquisition of First Federal (collectively "Merger-Related Expense"). The after-tax effect of the Merger-Related Expense was $7.3 million for 1995 and $660,000 for 1994.
     Also in 1994, Security Capital recognized a one-time charge of $5.6 million for the recapture of tax bad debt reserves which was recorded in anticipation of the mergers of its savings bank subsidiaries into its commercial bank subsidiary (the "Recapture Tax Charge").
                                       10

TABLE 2
SUMMARY OF OPERATIONS
Years Ended December 31, 1996, 1995 and 1994
(In Thousands)

                                                                                                               Percentage
                                                                                                                Change
                                                                                                               From
                                                                               1996       1995       1994      1996/1995
Net interest income                                                          $216,416    204,110    183,533        6.0%
Provision for loan and lease losses                                            12,800      8,183      9,279       56.4
Net interest income after provision                                           203,616    195,927    174,254        3.9
Noninterest revenues                                                           62,589     52,289     48,986       19.7
Noninterest expense                                                           154,038    149,890    146,186        2.8
Operating income                                                              112,167     98,326     77,054       14.1
Income tax expense                                                             38,965     33,162     25,683       17.5
  Income before non-recurring items                                            73,202     65,164     51,371       12.3
Non-recurring items:
  FDIC Special Assessment                                                      (7,400)     --         --
  Merger-Related Expense                                                        --       (10,333)    (1,100)
  Recapture Tax Charge                                                          --         --        (5,600)
  Recapture Tax Benefit                                                         1,553      --         --
Decrease in tax expense due to non-recurring items                              2,960      3,029        440
                                                                               (2,887)    (7,304)    (6,260)
Net income                                                                   $ 70,315     57,860     45,111       21.5
Income per share before non-recurring items                                  $   4.86       4.36       3.35       11.5
Net income per share                                                             4.67       3.87       2.94       20.7
                                                                           Percentage
                                                                            Change
                                                                             From
                                                                            1995/1994
Net interest income                                                            11.2
Provision for loan and lease losses                                           (11.8)
Net interest income after provision                                            12.4
Noninterest revenues                                                            6.7
Noninterest expense                                                             2.5
Operating income                                                               27.6
Income tax expense                                                             29.1
  Income before non-recurring items                                            26.8
Non-recurring items:
  FDIC Special Assessment
  Merger-Related Expense
  Recapture Tax Charge
  Recapture Tax Benefit
Decrease in tax expense due to non-recurring items
Net income                                                                     28.3
Income per share before non-recurring items                                    30.1
Net income per share                                                           31.6

    Excluding the effects of the non-recurring items, return on average assets was 1.45% for 1996 compared to 1.35% for 1995 and return on average shareholders' equity was 16.32% for 1996 compared to 1995's 16.39%. Return on average assets was 1.20% and return on average shareholders' equity was 13.46% for 1994.
NET INTEREST INCOME
    Net interest income is one of the major determining factors in a financial institution's performance as it is its principal source of earnings. It is impacted by the volume, yield/cost and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds. Table 3 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1996.
    As shown in Table 3, the Corporation realized net taxable equivalent interest income of $224.2 million in 1996. Average earning asset increases of $258.5 million in 1996 were due to internal growth. Despite increases in the volume of both earning assets and interest-bearing liabilities, decreases in the rate earned on interest-earning assets and rate paid on interest-bearing liabilities offset to result in a net interest margin of 4.70% for 1996, the same margin as earned in 1995. The contribution of free liabilities to the net interest margin rose to 75 basis points in 1996 from 72 basis points in 1995. The interest rate spread fell 3 basis points to 3.95% for 1996. Increases in volume of accounts resulted in $16.7 million of additional net interest income which was partially offset by decreases in rate to result in $11.5 million of additional net interest income for 1996. See Table 4 for an analysis of the effects of volume and rate on net interest income.
                                       11

TABLE 3
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Years Ended December 31, 1996, 1995 and 1994
(Taxable Equivalent Basis -- In Thousands) (1)

                                                   1996                                1995                          1994
                                                   INTEREST    AVERAGE                 Interest   Average                 Interest
                                      AVERAGE      INCOME/     YIELD/      Average     Income/    Yield/      Average     Income/
                                      BALANCE      EXPENSE      RATE       Balance     Expense     Rate       Balance     Expense
EARNING ASSETS:
Loans and lease financing (2)        $3,519,615     322,276      9.16%    3,251,613    305,951      9.41     2,823,525    243,910
U.S. Treasury and U.S. Government
  agencies and corporations (3)         872,120      58,988      6.76       869,267     58,521      6.73       908,937     55,872
States and political subdivisions        75,395       6,990      9.28        80,125      7,856      9.81        65,204      6,900
Equity and other securities (3)          27,082       1,993      7.36        30,708      2,180      7.10        36,412      2,311
Federal funds sold and other
  short-term investments                229,220      12,485      5.45       239,912     14,696      6.13       149,387      6,464
Time deposits in other banks             56,860       2,844      5.00        50,156      2,937      5.86        38,349      1,900
    Total earning assets              4,780,292     405,576      8.49%    4,521,781    392,141      8.67     4,021,814    317,357
NON-EARNING ASSETS:
Cash and due from banks                  15,783                             167,105                            166,445
Premises and equipment                   67,255                              65,746                             62,049
All other assets, net                   202,268                              56,476                             47,467
    Total assets                     $5,065,598                           4,811,108                          4,297,775
INTEREST-BEARING LIABILITIES:
Savings and time deposits            $3,799,403     170,998      4.50%    3,654,420    168,983      4.62     3,222,263    117,408
Short-term borrowed funds               128,677       6,078      4.73        86,045      4,421      5.14        66,878      2,491
Long-term debt                           63,863       4,272      6.69        84,328      6,000      7.11        87,368      6,467
    Total interest-bearing
      liabilities                     3,991,943     181,348      4.54%    3,824,793    179,404      4.69     3,376,509    126,366
OTHER LIABILITIES AND
  SHAREHOLDERS' EQUITY:
Demand deposits                         525,059                             494,106                            453,876
Other liabilities                        99,942                              94,705                             84,506
Shareholders' equity                    448,654                             397,504                            382,884
    Total liabilities and
      shareholders' equity           $5,065,598                           4,811,108                          4,297,775
NET INTEREST INCOME AND NET
  INTEREST MARGIN (4)                              $224,228      4.70%                 212,737      4.70                  190,991
INTEREST RATE SPREAD (5)                                         3.95%                              3.98
                                     1994
                                    Average
                                    Yield/
                                     Rate
EARNING ASSETS:
Loans and lease financing (2)         8.64
U.S. Treasury and U.S. Government
  agencies and corporations (3)       6.15
States and political subdivisions    10.58
Equity and other securities (3)       6.35
Federal funds sold and other
  short-term investments              4.33
Time deposits in other banks          4.95
    Total earning assets              7.89
NON-EARNING ASSETS:
Cash and due from banks
Premises and equipment
All other assets, net
    Total assets
INTEREST-BEARING LIABILITIES:
Savings and time deposits             3.64
Short-term borrowed funds             3.72
Long-term debt                        7.40
    Total interest-bearing
      liabilities                     3.74
OTHER LIABILITIES AND
  SHAREHOLDERS' EQUITY:
Demand deposits
Other liabilities
Shareholders' equity
    Total liabilities and
      shareholders' equity
NET INTEREST INCOME AND NET
  INTEREST MARGIN (4)                 4.75
INTEREST RATE SPREAD (5)              4.15

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995, and 35% federal and 7.83% state tax rates in 1994 where applicable.
(2) The average loan and lease financing balances include nonaccruing loans and lease financing. Loan fees of $11.2 million, $10.3 million and $7.6 million for 1996, 1995 and 1994, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
                                       12

TABLE 4
VOLUME AND RATE VARIANCE ANALYSIS
Years Ended December 31, 1996 and 1995
(Taxable Equivalent Basis -- In Thousands) (1)

                                                                                     1996                          1995
                                                                      VOLUME           RATE         TOTAL         Volume
                                                                   VARIANCE (2)    VARIANCE (2)    VARIANCE    Variance (2)
INTEREST INCOME:
Loans and lease financing                                            $ 24,641          (8,316)       16,325       39,073
U.S. Treasury and U.S. Government agencies and corporations               198             269           467       (2,498)
States and political subdivisions                                        (452)           (414)         (866)       1,487
Equity and other securities                                              (265)             78          (187)        (386)
Federal funds sold and short-term investments                            (634)         (1,577)       (2,211)       4,883
Time deposits in other banks                                              367            (460)          (93)         649
    Total interest income                                              23,855         (10,420)       13,435       43,208
INTEREST EXPENSE:
Savings and time deposits                                               6,518          (4,503)        2,015       17,149
Short-term borrowed funds                                               2,035            (378)        1,657          828
Long-term debt                                                         (1,390)           (338)       (1,728)        (220)
    Total interest expense                                              7,163          (5,219)        1,944       17,757
INCREASE (DECREASE) IN NET INTEREST INCOME                           $ 16,692          (5,201)       11,491       25,451
                                                                      1995
                                                                      Rate         Total
                                                                  Variance (2)    Variance
INTEREST INCOME:
Loans and lease financing                                            22,968         62,041
U.S. Treasury and U.S. Government agencies and corporations           5,147          2,649
States and political subdivisions                                      (531)           956
Equity and other securities                                             255           (131)
Federal funds sold and short-term investments                         3,349          8,232
Time deposits in other banks                                            388          1,037
    Total interest income                                            31,576         74,784
INTEREST EXPENSE:
Savings and time deposits                                            34,426         51,575
Short-term borrowed funds                                             1,102          1,930
Long-term debt                                                         (247)          (467)
    Total interest expense                                           35,281         53,038
INCREASE (DECREASE) IN NET INTEREST INCOME                           (3,705)        21,746

(1) The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995, and 35% federal and 7.83% state tax in 1994 where applicable.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.
     In 1995, the Corporation realized net taxable equivalent interest income of $212.7 million. Average earning asset increases of $500 million in 1995 were due to a full year's ownership of First Federal's assets and internal growth. Changes in the mix of earning assets toward higher-earning loans and lease financing did not fully offset the rise in rates paid on interest-bearing liabilities with the result that the net interest margin fell 5 basis points in 1995 from 1994's level. The increased rate paid for interest-bearing liabilities followed earlier increases in rates earned on interest-earning assets as, generally, increases in interest rates affect a large percentage of the Corporation's interest-earning assets immediately while the interest-bearing liabilities reprice as they mature in subsequent months. Consequently, the interest rate spread fell to 3.98% in 1995 from 1994's 4.15%. The contribution of free liabilities to the net interest margin rose to 72 basis points in 1995 from 60 basis points in 1994. The overall increase in net interest income of $21.7 million was due to increases in volume of $25.4 million offset by decreases in rate of $3.7 million.
     Growth in the average earning asset base in the previous three years has primarily occurred in the loans and lease financing portfolio and federal funds sold and other short-term investments. Following a trend begun in 1995, the mix in earning assets continued to shift toward loans and lease financing due to increased loan demand. Loans and lease financing comprised 73.6% of average earning assets in 1996 compared to 71.9% in 1995. Other than the First Federal acquisition in 1994, expansion of the earning asset base during the periods presented has been funded primarily with increases in the deposit base and the retention of earnings. Substantially all deposits originate within CCB's market area. Average total deposits increased by approximately $175.9 million or 4.2% in 1996 and $472 million or 12.9% in 1995.
                                       13

TABLE 5
AVERAGE DEPOSITS
Years Ended December 31, 1996, 1995 and 1994
(In Thousands)

                                                                             1996                     1995              1994
                                                                      AVERAGE      AVERAGE     Average     Average     Average
                                                                      BALANCE       RATE       Balance      Rate       Balnce
SAVINGS AND TIME DEPOSITS:
Savings and NOW accounts                                             $  518,651      1.57%      492,034      2.43       495,348
Money market accounts                                                 1,348,646      3.82     1,261,315      4.01     1,083,913
Time                                                                  1,932,106      5.76     1,901,071      5.65     1,643,002
    Total savings and time deposits                                   3,799,403      4.50%    3,654,420      4.62     3,222,263
DEMAND DEPOSITS                                                         525,059                 494,106                 453,876
    Total deposits                                                   $4,324,462               4,148,526               3,676,139
                                                                     1994
                                                                    Average
                                                                     Rate
SAVINGS AND TIME DEPOSITS:
Savings and NOW accounts                                              2.16
Money market accounts                                                 3.05
Time                                                                  4.49
    Total savings and time deposits                                   3.64
DEMAND DEPOSITS
    Total deposits

OTHER INCOME AND OTHER EXPENSES
    Other income consists primarily of service charges on deposit accounts, trust and custodian fees, sales and insurance commissions, fees and service charges for various other banking services provided to customers and accretion of negative goodwill resulting from prior acquisitions. Other income, excluding net securities gains or losses, totaled $62.1 million for the year ended 1996, a $8.8 million increase over 1995. Increases in other income were experienced in all categories of other income due in part to growth of the asset and customer bases from acquisitions made during 1993 to 1995. Other income, excluding net securities gains or losses, totaled $53.3 million in 1995 and $48.6 million in 1994. The five-year compound growth rate for other income was 8.5% at December 31, 1996.
    As in prior years, service charges on deposit accounts were the largest source of other income. These service charges amounted to $29.0 million in 1996, a 13.5% increase over 1995. The increase was due primarily to growth in the deposit base, repricing of certain services and the introduction of charges for foreign (non-CCB customers) ATM use in 1996. Fees and service charges are evaluated periodically to reflect the costs of providing the services and to consider competitive factors.
    Trust and custodian fees rose to $6.7 million in 1996 from $6.3 million in 1995 due to growth in assets managed by the trust department and the introduction of new employee benefit trust products in 1996. Trust and custodian fees totaled $7.3 million in 1994. The decrease in fees from 1994 to 1995 was due to decreased revenues from personal and employee benefit trust services. Managed assets totaled $1.4 billion at December 31, 1996 and $1.2 billion at December 31, 1995.
    The Corporation offers full brokerage services to customers through an independent discount brokerage firm which provided $5.0 million of income in 1996, $2.3 million in 1995 and $1.7 million in 1994. Additional noninterest revenue is provided through the sale of insurance products to banking customers and by the sale of annuity products through CCB's subsidiary, CCBIISC. Insurance commissions have decreased in 1995 and 1996 due to a greater focus on brokerage services. Proprietary mutual funds were launched in late 1994 and are being sold through CCBIISC. Sales and insurance commissions income totaled $6.0 million in 1996, $3.8 million in 1995 and $4.5 million in 1994.
    Negative goodwill (the excess of net assets acquired over costs) totaling $33.6 million was recorded in connection with acquisitions completed in 1993 and is being accreted to income over a ten-year period on a straight-line basis. Accretion of negative goodwill totaled $3.4 million in 1996, 1995 and 1994.
    Included in 1996's other operating income are gains of $2.3 million from the capitalization of mortgage servicing rights. During 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"). SFAS No. 122 provides guidance for recognition of mortgage servicing rights ("MSR") as an asset when mortgages are sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. SFAS No. 122 eliminates the previously existing accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Impairment of the recorded MSR is measured periodically using a current fair value applied to each stratum of the disaggregated mortgage servicing portfolio. If necessary, impairment would be recorded on the income statement through adjustment of a MSR market valuation account. At December 31, 1996, there was no impairment of the recorded MSR and no adjustment to the MSR valuation account was made during 1996. During 1997, the Corporation will sell the mortgage servicing originated during 1996
                                       14
and anticipates a small gain on the transaction. Henceforth, all mortgages sold will be sold with the servicing released. The Corporation has elected to sell its originated servicing as it did not have the economies of scale that make mortgage servicing a profitable line of business.
    Net securities gains (losses) of $505,000, $(978,000) and $357,000 were realized in 1996, 1995 and 1994, respectively, through the sale of securities held in the available for sale portfolio. The net securities gains in 1996 were realized through the sale of obligations of U. S. Government agencies and corporations which was offset by losses on marketable equity securities. The net securities losses in 1995 were primarily realized from sales of obligations of the U. S. Treasury and U. S. Government agencies and corporations. The net securities gains in 1994 were realized primarily through the sales of U.S. Treasury securities and equity securities.
    Table 6 presents various operating efficiency ratios for the Corporation for the prior five years (excluding the impact of non-recurring items). Noninterest income as a percentage of average assets rose significantly in 1996 due to a greater focus on increasing noninterest revenue. In addition, the noninterest income ratio for 1995 and 1994 dropped from 1993's level as a result of the decreases in gains on sales of investment securities and sales of mortgage loans.
TABLE 6
OPERATING EFFICIENCY RATIOS

                                                                                                  Years Ended December 31
                                                                                          1996     1995     1994     1993     1992
As a percentage of average assets (1):
  Noninterest income                                                                       1.24%    1.09     1.14     1.37     1.35
  Personnel expense                                                                        1.64     1.65     1.68     1.85     1.95
  Occupancy and equipment expense                                                           .43      .44      .50      .55      .62
  Other operating expense                                                                   .97     1.03     1.23     1.18     1.18
  Total noninterest expense                                                                3.04     3.12     3.41     3.58     3.75
  Net overhead (noninterest expense less noninterest income)                               1.80%    2.03     2.27     2.21     2.40
Noninterest expense as a percentage of net interest income and other income (1) (2)       53.71%   56.56    60.92    61.72    63.29
Average assets per employee (in millions)                                                $ 2.60     2.48     2.15     1.83     1.73

(1) Excludes the impact of the FDIC Special Assessment incurred in 1996 and Merger-Related Expense incurred in 1995 and 1994.
(2) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using 35% federal and 7.75% state tax rates in 1996 and 1995, 35% federal and 7.83% state tax rates in 1994, 35% federal and 7.91% state tax rates in 1993 and 34% federal and 7.98% state tax rates in 1992 where applicable.
     Other expenses, excluding non-recurring items, rose $4.1 million or 2.8% in 1996 over 1995's level of $149.9 million. This increase was due primarily to increases in personnel expense. Despite these increases, noninterest expenses are growing at a slower rate than average assets. As reported in Table 6, total noninterest expense as a percentage of average assets continued to show improvement, falling to 3.04% for 1996 from a high of 3.75% in 1992.
     The increase in personnel expense was due in part to general wage and employee benefit increases and higher levels of incentives paid to employees during promotional campaigns. Within personnel expense, salaries and wages increased $3.1 million and employee benefits and training increased $800,000. Despite the $3.9 million increase in personnel expense, average assets per employee rose from a low of $1.73 million in 1992 to $2.60 million in 1996.
     Net occupancy and equipment expense remained stable for the years ended December 31, 1996 and 1995. The costs of converting acquired branches and operational systems incurred in 1995 and 1994 are included in Merger-Related Expense and are excluded from the analysis in Table 6.
     Other operating expenses, excluding non-recurring items, decreased by $566,000 in 1996 or 1.1% from 1995. The most significant decrease in other operating expenses was the $4.3 million decrease in deposit and other insurance expense due to the FDIC lowering certain bank deposit insurance premiums from
 .23% of deposits to .04% during 1995 and further decreasing the premiums in 1996 (excluding the FDIC Special Assessment). However, the decreased operating expenses were partially offset by increased professional services fees and marketing expenses. The $3.1 million increase in professional services fees was due primarily to the engagement of consultants to review opportunities to earn additional noninterest revenues or to decrease noninterest expenses through improvement of operating processes and procedures. Additional marketing expense of $1.7 million was incurred due to the marketing of the new delivery channels introduced in 1995 and 1996.
                                       15

     For 1995, other operating expenses, excluding non-recurring items, increased $3.7 million over 1994's level of $146.2 million. The personnel expense increase of $7.3 million was due in part to a full year of operational expense from Security Capital's 1994 acquisition of First Federal. Decreases in FDIC insurance premiums from reduced deposit premium rates totaling $2.4 million partially offset the increased personnel expense. Amortization of intangible assets included in other operating expenses increased $1.4 million from 1994's level due to a full year of amortization of intangible assets recorded in connection with Security Capital's 1994 acquisition of First Federal. As shown in Table 6, noninterest expense, excluding non-recurring items, decreased as a percentage of average assets from 3.41% in 1994 to 3.12% in 1995.
     The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) has improved over the past four years from 63.29% in 1992 to 53.71% in 1996 as disclosed in Table 6. Management will continue to closely monitor this ratio and anticipates continuing improvement as revenue-enhancement opportunities are identified and cost-containment programs are maintained.
INCOME TAXES
     Income tax expense was $34.5 million in 1996, $30.1 million in 1995, and $30.8 million in 1994. The Corporation's effective income tax rates were 32.9%, 34.3%, and 40.6% in 1996, 1995 and 1994, respectively. The Recapture Tax Benefit had a positive impact on 1996's effective income tax rate. The effective income tax rates for 1995 and 1994 were negatively impacted by non-deductible Merger-Related Expense items and the Recapture Tax Charge, respectively. Deferred tax assets of $21.9 million and deferred tax liabilities of $14.0 million are recorded on the Consolidated Balance Sheets as of December 31, 1996. The Corporation has determined that a valuation allowance for the deferred tax assets is not needed at December 31, 1996.
FOURTH QUARTER RESULTS
     During the fourth quarter of 1996, the Corporation recorded net income of $19.2 million or $1.27 per share compared to 1995's fourth quarter results of $17.1 million or $1.14 per share. Return on average assets was 1.45% in 1996 and 1.37% in 1995; return on average shareholders' equity was 16.44% in 1996 compared to 16.25% in 1995. During the fourth quarter, CCB protested the FDIC special assessment levied on portions of the SAIF deposit base and was granted a $1 million decrease from the original levy of $8.4 million. Excluding the positive impact of this non-recurring item, the returns on average assets and average shareholders' equity were 1.41% and 15.92%, respectively.
     Average assets for the three months ended December 31, 1996 totaled $5.3 billion, a 6.4% increase over the same period in 1995. Average earning assets increased by approximately the same percentage from $4.7 billion in 1995 to $5.0 billion for the same period in 1996. The net interest margin for the fourth quarter of 1996 was 4.70%, a 6 basis point increase from 1995's 4.64%.
     Noninterest income as a percentage of average assets was 1.25% for the fourth quarter of 1996 compared to 1995's 1.07%. Noninterest expense as a percentage of average assets rose from 2.99% for the fourth quarter of 1995 to 3.09% for the same period in 1996. The increase in noninterest expense in the fourth quarter was due in part to the previously mentioned professional services fees. The efficiency ratio for these periods in 1996 and 1995 was 54.51% and 55.00%, respectively.
     Income statements for each of the quarters in the five-quarter period ended December 31, 1996 are included in Table 7.
FINANCIAL POSITION
     Strong loan growth during 1996 resulted in a 8.2% increase in average loans and lease financing and a 5.3% increase in average assets. The five-year compound growth rate for period-end assets was 11.9% and for average assets was 11.2%. This growth rate was enhanced by the approximately $1.1 billion of assets added through acquisitions during the prior three years.
     Table 8 shows the year-end breakdown of the major categories of the loans and lease financing portfolio for the previous five years based upon regulatory classifications. Outstanding loans and lease financing increased $426 million over 1995's total. The loan mix at year-end 1996 varies from the loan mix at December 31, 1995 primarily due to the mid-year 1996 reclassification of certain loans from commercial, financial and agricultural loans to real estate-mortgage ($146 million) and real estate-construction ($40 million). Due to system limitations, loans that were misclassified in prior periods have not been restated for their correct classification. All of the 1996 loan growth was internally generated. Substantially all loans are made on a secured basis with the exception of credit card receivables and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North Carolina except for credit card receivables which are offered on a nationwide
                                       16
basis and automobile loans which are offered in Georgia and Virginia through referrals from a major automobile insurance company. Lending officers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. There were no concentrations of loans exceeding 10% of total loans other than those categories in Table 8.
TABLE 7
INCOME STATEMENTS FOR FIVE QUARTERS ENDED DECEMBER 31, 1996
(In Thousands Except Per Share Data)

                                                                                             Three Months Ended
                                                                                  12/31/96    9/30/96    6/30/96    3/31/96
Total interest income                                                             $103,227     99,974     97,544     97,019
Total interest expense                                                              46,915     45,720     44,336     44,377
Net interest income                                                                 56,312     54,254     53,208     52,642
Provision for loan and lease losses                                                  3,800      3,850      3,150      2,000
Net interest income after provision                                                 52,512     50,404     50,058     50,642
Service charges on deposits                                                          7,474      7,334      7,282      6,955
Trust income                                                                         1,796      1,586      1,783      1,571
Brokerage and insurance commissions                                                  1,811      1,586      1,440      1,174
Accretion of negative goodwill                                                         839        839        839        839
Other operating                                                                      4,601      4,655      4,060      3,620
Securities gains (losses), net                                                          (5)       499         26        (15)
Total other income                                                                  16,516     16,499     15,430     14,144
Personnel                                                                           21,828     21,166     19,841     20,412
Occupancy and equipment                                                              5,434      5,469      5,249      5,542
Deposit and other insurance                                                            143      1,064        550        532
Amortization of intangible assets                                                      909        910        909        985
FDIC Special Assessment (refund) (1)                                                (1,000)     8,400         --         --
Other operating                                                                     12,465      9,784     10,620     10,226
Total other expenses                                                                39,779     46,793     37,169     37,697
Income before income taxes                                                          29,249     20,110     28,319     27,089
Income taxes (2)                                                                    10,085      5,075      9,975      9,317
Net income                                                                        $ 19,164     15,035     18,344     17,772
Income before non-recurring items per share (3)                                   $   1.23       1.23       1.22       1.18
Net income per share                                                                  1.27       1.00       1.22       1.18
                                                                                  Three
                                                                                  Months
                                                                                  Ended
                                                                                 12/31/95
Total interest income                                                             98,495
Total interest expense                                                            46,463
Net interest income                                                               52,032
Provision for loan and lease losses                                                2,407
Net interest income after provision                                               49,625
Service charges on deposits                                                        6,663
Trust income                                                                       1,557
Brokerage and insurance commissions                                                1,118
Accretion of negative goodwill                                                       839
Other operating                                                                    3,202
Securities gains (losses), net                                                         4
Total other income                                                                13,383
Personnel                                                                         20,259
Occupancy and equipment                                                            4,705
Deposit and other insurance                                                        1,129
Amortization of intangible assets                                                  1,131
FDIC Special Assessment (refund) (1)                                                  --
Other operating                                                                    9,893
Total other expenses                                                              37,117
Income before income taxes                                                        25,891
Income taxes (2)                                                                   8,828
Net income                                                                        17,063
Income before non-recurring items per share (3)                                     1.14
Net income per share                                                                1.14

(1) During the fourth quarter of 1996, CCB contested the FDIC Special Assessment, as originally levied, which resulted in a $1 million reduction in the assessment.
(2) Income taxes during the third quarter of 1996 include the Recapture Tax Benefit.
(3) The net impact of the FDIC Special Assessment and the Recapture Tax Benefit are excluded.
     Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to medium-sized companies. There is no substantial loan concentration in any one industry or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary decision factor, with additional reliance upon collateral values. Management expects moderate to strong growth to continue in these categories during 1997. See Table 9 for a schedule of maturities and sensitivities of certain loan types to changes in interest rates.
                                       17

TABLE 8
LOANS AND LEASE FINANCING
(In Thousands)

                                                                                            As of December 31
                                                                         1996         1995         1994         1993         1992
Commercial, financial and agricultural (1)                            $  428,710      530,807      576,589      450,943      390,086
Real estate -- construction (1)                                          570,450      465,245      356,361      230,480      181,856
Real estate -- mortgage (1)                                            2,152,021    1,817,045    1,710,028    1,510,647    1,046,961
Instalment loans to individuals                                          393,927      305,455      288,161      256,086      225,500
Credit card receivables                                                  192,855      194,680      199,224      183,724      171,278
Lease financing                                                           38,323       37,223       33,433       25,062       24,241
    Total gross loans and lease financing                              3,776,286    3,350,455    3,163,796    2,656,942    2,039,922
Less: unearned income                                                      4,863        5,110        4,933        5,842        6,093
    Total loans and lease financing                                   $3,771,423    3,345,345    3,158,863    2,651,100    2,033,829

(1) During 1996, certain loans were reviewed and found to have been improperly classified as to loan type. Consequently, loans totaling $186 million were reclassified from commercial, financial and agricultural to real estate-mortgage ($146 million) and real estate-construction ($40 million).
     Real estate-mortgage loans consist primarily of loans secured by first or second deeds of trust on primary residences (71% of total real estate-mortgage loans). It is the Subsidiary Banks' general policy to retain adjustable rate first mortgage loans within the portfolio. The remaining portion (29%) of real estate-mortgage loans are primarily for commercial purposes and often include the commercial borrower's real property in addition to other collateral. Management anticipates moderate growth in this category for 1997.
     Instalment loans to individuals consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer's debt obligations, ability and willingness to repay and general economic trends in their decision to extend credit. Since 1993, the Corporation has had an alliance with a major automobile insurance company, which, through referrals from the insurance company, has increased the amount of automobile loans outstanding. During 1995, CCB signed an agreement to extend the market area for loan referrals from the automobile insurance company into Virginia.
     Credit card products include overdraft protection and traditional credit card services. The nationwide introduction of a new credit card product in 1993, which has interest rates lower than many competitors', contributed to the increase in credit card balances outstanding from 1992's level of $171.2 million. Management expects moderate growth in this line of business during 1997.
     The leasing portfolio, net of unearned income, increased 3.5% in 1996 to $33.5 million. The leasing portfolio is not concentrated in any one line of business or type of equipment.
TABLE 9
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(In Thousands)

                                                                                                  AS OF DECEMBER 31, 1996
                                                                                                COMMERCIAL,
                                                                                               FINANCIAL AND    REAL ESTATE-
                                                                                               AGRICULTURAL     CONSTRUCTION
Due in one year or less                                                                          $  96,472          20,484
Due after one year through five years:
  Fixed interest rates                                                                             146,520         125,753
  Floating interest rates                                                                          132,738         369,485
Due after five years:
  Fixed interest rates                                                                              13,401          21,534
  Floating interest rates                                                                           39,579          33,194
    Total                                                                                        $ 428,710         570,450
                                                                                       AS OF DECEMBER 31, 1996
                                                                                               TOTAL
Due in one year or less                                                                       116,956
Due after one year through five years:
  Fixed interest rates                                                                        272,273
  Floating interest rates                                                                     502,223
Due after five years:
  Fixed interest rates                                                                         34,935
  Floating interest rates                                                                      72,773
    Total                                                                                     999,160

    Investment securities decreased 5.9% from year-end 1995 to $979.3 million at December 31, 1996. Average investment securities totaled 20.4% of total average earning assets for 1996 versus 21.7% for 1995 as a result of strong loan demand. Taxable securities remain the primary component of the portfolio.
TABLE 10
INVESTMENT SECURITIES PORTFOLIO
(In Thousands)

                                                                                            As of December 31
                                                                              1996                       1995                1994
                                                                     AMORTIZED     CARRYING     Amortized     Carrying     Amortized
                                                                       COST         VALUE         Cost         Value         Cost
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                                        $ 434,952      440,120       475,506      485,317       520,082
U.S. Government agencies and corporations                              433,833      437,434       440,565      448,033       265,553
Equity securities                                                       19,548       19,548        29,351       28,290        10,066
    Total securities available for sale                              $ 888,333      897,102       945,422      961,640       795,701
                                                                     1994
                                                                   Carrying
                                                                     Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                                       501,734
U.S. Government agencies and corporations                           256,077
Equity securities                                                     8,291
    Total securities available for sale                             766,102

MATURITY AND YIELD SCHEDULE AS OF DECEMBER 31, 1996

                                                                                   WEIGHTED
                                                                     CARRYING      AVERAGE
                                                                       VALUE       YIELD(1)
U.S. Treasury:
Within 1 year                                                        $ 140,474       6.34%
After 1 but within 5 years                                             273,838       6.77
After 5 but within 10 years                                             25,808       8.04
    Total U.S. Treasury                                                440,120       6.70
U.S. Government agencies and corporations:
Within 1 year                                                           22,341       6.39
After 1 but within 5 years                                             311,622       7.25
After 5 but within 10 years                                            100,200       7.27
After 10 years (2)                                                       3,271       7.97
    Total U.S. Government agencies and corporations                    437,434       7.21
Equity securities                                                       19,548       7.16
    Total securities available for sale                              $ 897,102       6.96%

                                                                                            As of December 31
                                                                              1996                       1995                1994
                                                                     CARRYING       MARKET      Carrying       Market      Carrying
                                                                       VALUE        VALUE         Value        Value         Value
SECURITIES HELD TO MATURITY
U.S. Treasury                                                         $     --           --           --            --        43,622
U.S. Government agencies and corporations                                   --           --           --            --        96,297
States and political subdivisions                                       82,238       86,479       76,745        81,714        83,591
Corporate debt and other securities                                         --           --        1,347         1,346        20,670
    Total securities held to maturity                                 $ 82,238       86,479       78,092        83,060       244,180

                                                               As of December 31,
                                                                    1994
                                                                    Market
                                                                    Value
SECURITIES HELD TO MATURITY
U.S. Treasury                                                        41,669
U.S. Government agencies and corporations                            92,590
States and political subdivisions                                    83,158
Corporate debt and other securities                                  20,641
    Total securities held to maturity                               238,058

MATURITY AND YIELD SCHEDULE AS OF DECEMBER 31, 1995

                                                                                   WEIGHTED
                                                                     CARRYING      AVERAGE
                                                                       VALUE       YIELD(1)
States and political subdivisions:
Within 1 year                                                         $    200       6.32%
After 1 but within 5 years                                               2,574       9.34
After 5 but within 10 years                                             35,224       8.46
After 10 years                                                          44,240       8.68
    Total securities held to maturity                                 $ 82,238       8.60%

(1) The weighted average yield is computed on a taxable equivalent basis using 35% federal and 7.75% state tax rates where applicable.
(2) The amount shown consists primarily of Government National Mortgage Association securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.
                                       19

     The Corporation segregates debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities held to maturity totaled $82.2 million or 8.4% of the total investment securities portfolio at December 31, 1996. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Corporation had no trading securities at December 31, 1996 or 1995 or at any time during those years. Debt and equity securities not classified as either held to maturity or as trading securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of taxes. At December 31, 1996, securities available for sale totaled $897.1 million, over 90% of the total portfolio. The mark-to-market adjustment for available for sale securities totaled $8.8 million in unrealized gains at December 31, 1996 and, after considering applicable taxes, resulted in a $5.3 million addition to total shareholders' equity. As of December 31, 1995, the mark-to-market adjustment for available for sale securities totaled $16.2 million and resulted in a $9.8 million addition to total shareholders' equity after applying applicable taxes. The Corporation does not currently anticipate selling a significant amount of the securities available for sale in the near future. Future fluctuations in shareholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale. The Corporation did not reclassify any securities between categories during 1996. During 1995, the Corporation reclassified $139.7 million of investments that Security Capital had accounted for as held to maturity to available for sale in accordance with the Corporation's securities classification policies. These securities were marked to their market value upon their reclassification.
     During 1996, average deposits rose to $4.3 billion from $4.1 billion in 1995. The largest increases were experienced in average money market accounts, $87.3 million, and average retail time deposits, $39.1 million. As a percentage of average total deposits, interest-bearing deposits remained relatively constant at 87.9% in 1996 compared to 88.1% in 1995. Demand deposits on average grew $30.9 million in 1996. As with the rest of the financial institutions industry, CCB has experienced decreased growth trends in traditional deposits as consumers elect other investment/savings opportunities. However, as discussed in Liquidity and Interest-Sensitivity, CCB has other available sources for the funding of future loan growth if deposit growth remains low.
     In October 1995, CCB opened its first in-store banking office within a newly constructed Harris Teeter supermarket in Wilmington, North Carolina. During 1996, CCB opened six in-store banking offices within newly constructed Harris Teeter stores in Cary, Greensboro (3), Raleigh, New Bern and Winston-Salem, North Carolina. These banking offices have extended hours during the weekday and are open on weekends and holidays. An additional nine new in-store banking offices are planned for 1997. CCB anticipates that the in-store banking offices will serve as a new source of consumer deposits.
     The Corporation's ratio of long-term debt to shareholders' equity decreased to 12.1% at December 31, 1996 from 18.2% at December 31, 1995. During 1996, HMAC's CMO's, which totaled $8.9 million at December 31, 1995, were redeemed at par value. During 1995, the Corporation repurchased and retired $7 million of the $40 million of 6.75% subordinated notes issued during 1993. The early retirement resulted in a net gain of $800,000.
CAPITAL RESOURCES
     The Corporation has had a strong capital position historically as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 8.86% and 8.26% for 1996 and 1995, respectively. Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be "Tier 1" capital, principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder, "Tier 2" capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general reserve for loan and lease losses. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.
     The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. Table 11 shows that the Corporation and the Subsidiary Banks significantly exceeded all risk-based capital requirements at December 31, 1996 and 1995. CCB-Ga.'s leverage ratio decreased due to higher asset levels without corresponding increases in capital but still exceeds the risk-based capital requirements.
                                       20

TABLE 11
CAPITAL RATIOS

                                                                                                                         Regulatory
                                                                                                       1996     1995      Minimum
Tier I Capital:                                                                                                              4.00%
  Corporation                                                                                          11.64%   10.41
  CCB                                                                                                  11.57    10.72
  CCB-Ga.                                                                                              10.10     7.99
Total Capital:                                                                                                               8.00
  Corporation                                                                                          13.75    12.47
  CCB                                                                                                  12.85    12.12
  CCB-Ga.                                                                                              11.35     9.09
Leverage:                                                                                                                    4.00
  Corporation                                                                                           8.52     7.89
  CCB                                                                                                   8.48     8.12
  CCB-Ga.                                                                                               8.63    33.30

    The Subsidiary Banks also have the highest rating in regards to the FDIC insurance assessment and, accordingly, pay the lowest deposit insurance premium.
    The Corporation's primary source of additional equity capital has historically been the retention of earnings which added $46.2 million, $35.7 million and $27.5 million to capital in 1996, 1995 and 1994, respectively. However, during 1993, issuances of common stock, net of repurchases, totaling $39.9 million, were the primary source of additional equity capital. The common stock proceeds in 1993 were derived from the conversion of convertible subordinated debentures and issuances of common stock for acquisitions and a public offering. Table 12 presents the rate of internal capital growth for the Corporation for each of the five previous years. This growth rate increased to 10.95% in 1996 from 1995's 10.83%.
TABLE 12
RATE OF INTERNAL CAPITAL GROWTH

                                                                                         Years Ended December 31
                                                                            1996(1)       1995(1)       1994(1)       1993(2)
Average assets to average equity TIMES                                       11.29X        12.10         11.22         10.93
Return on average assets EQUALS                                               1.45%         1.35          1.20          1.22
Return on average shareholders' equity TIMES                                 16.32%        16.39         13.46         13.33
Earnings retained EQUALS                                                     67.08%        66.06         65.76         66.00
Rate of internal capital growth                                              10.95%        10.83          8.85          8.80

                                                                  Years Ended December 31
                                                                           1992
Average assets to average equity TIMES                                     10.70
Return on average assets EQUALS                                             1.14
Return on average shareholders' equity TIMES                               12.20
Earnings retained EQUALS                                                   64.63
Rate of internal capital growth                                             7.88

(1) Excludes the impact of non-recurring items, as applicable: for 1996, the FDIC Special Assessment and the Recapture Tax Benefit; for 1995, Merger-Related Expense; and for 1994, Merger-Related Expense and the Recapture Tax Charge.
(2) Excludes the impact of cumulative changes in accounting principles from the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes".
     Since August 14, 1996, the Corporation's common stock has been traded on The New York Stock Exchange under the symbol CCB. Prior to that date, the Corporation's common stock had been traded on The Nasdaq Stock Market under the symbol CCBF. At December 31, 1996, the Corporation had approximately 6,500 shareholders of record.
     In connection with the Merger, the Corporation repurchased and immediately retired approximately 518,000 shares of its outstanding common stock repurchased at an aggregate purchase price of $20 million during the period of November 1994 through May 1995. The shares were repurchased through open market transactions. Approximately 19,000 shares were repurchased at an aggregate purchase price of $1.0 million and retired during 1996.
                                       21

TABLE 13
STOCK PRICES AND DIVIDENDS

                                                                                                                            Cash
                                                                                                Prices                    Dividends
1996                                                                                High          Low         Close       Declared
FIRST QUARTER                                                                      $ 55.75        49.25        50.25         .38
SECOND QUARTER                                                                       54.75        49.75        51.25         .38
THIRD QUARTER                                                                        55.00        49.50        54.75         .42
FOURTH QUARTER                                                                       71.75        54.75        68.25         .42
1995
First Quarter                                                                      $ 38.75        34.00        38.50         .34
Second Quarter                                                                       42.75        38.00        41.75         .34
Third Quarter                                                                        51.63        41.75        51.13         .38
Fourth Quarter                                                                       56.50        48.50        55.50         .38

    Dividends have been increased during each of the three previous years from $1.32 in 1994 to $1.44 in 1995 and to $1.60 in 1996. The 1996 increase continues the Corporation's thirty-two year trend of annual dividend increases. Dividends paid as a percentage of operating earnings (net income excluding non-recurring items) equaled 32.92%, 33.94% and 34.24% for the years ended 1996, 1995 and 1994, respectively. The Corporation's dividend guideline is to pay approximately 30% to 40% of operating earnings in dividends. Management feels that this guideline provides a reasonable cash return to shareholders and at the same time maintains sufficient equity to support future growth and expansion.
    Capital expenditures for new and improved facilities as well as furniture and equipment amounted to $8.8 million in 1996, $9.9 million in 1995 and $8.6 million in 1994. There were no significant capital resource commitments at December 31, 1996 other than the operating lease commitments specified in the notes to the Consolidated Financial Statements. Internally, the Corporation has budgeted $20 million in 1997 for technological improvements and new or renovated facilities. In addition, the Corporation is in the midst of a project to determine the impact of the so-called "millennium problem" on the Corporation's computer systems. The Corporation is currently analyzing and assembling a list of both its internally developed and purchased software that utilize embedded date codes which may experience operational problems when the year 2000 is reached. The Corporation plans to make modifications to the identified software during 1997 and 1998 and test the changes in 1999. Currently, the Corporation is unable to quantify the resources that will have to be committed to modify software that is not year 2000-compatible.
ASSET QUALITY
    Continuing improvement has been realized in the levels of nonperforming and risk assets over the prior four years. Nonperforming assets (nonaccrual loans and lease financing, other real estate acquired through loan foreclosures and restructured loans and lease financing) and risk assets (nonperforming assets plus accruing loans and lease financing 90 days or more past due) at the end of each of the previous five years are presented in Table 14. At December 31, 1996, risk assets amounted to $15.8 million, $450,000 lower than 1995's level of $16.2 million. Risk assets to total assets were .29%, .32% and .42% at December 31, 1996, 1995 and 1994, respectively. The reserve for loan and lease losses to risk assets was 3.11 times at December 31, 1996 compared to 2.69 times and 2.05 times at December 31, 1995 and 1994, respectively. Real estate acquired through loan foreclosures decreased to $1.4 million at December 31, 1996 from $10.3 million at December 31, 1992. In the opinion of management, all loans and lease financing, where serious doubts exist as to the ability of borrowers to comply with the present repayment terms, are included in Table 14.
                                       22

TABLE 14
NONPERFORMING AND RISK ASSETS
(In Thousands)

                                                                                                  AS OF DECEMBER 31
                                                                                    1996       1995      1994      1993      1992
Nonaccrual loans and lease financing (1)                                           $11,271     9,616    10,835    14,548    13,574
Other real estate acquired through loan foreclosures                                 1,418     2,467     5,115     8,984    10,279
Restructured loans and lease financing                                                  --        --       129       186       565
Total nonperforming assets                                                          12,689    12,083    16,079    23,718    24,418
Accruing loans and lease financing 90 days or more past due                          3,066     4,120     3,913     2,664     4,251
  Total risk assets                                                                $15,755    16,203    19,992    26,382    28,669
Ratio of nonperforming assets to:
  Loans and lease financing outstanding and other real estate acquired through
    loan foreclosures                                                                  .34%      .36       .51       .90      1.20
  Total assets                                                                         .24       .24       .34       .57       .76
Ratio of total risk assets to:
  Loans and lease financing outstanding and other real estate acquired through
    loan foreclosures                                                                  .42       .48       .63      1.00      1.40
  Total assets                                                                         .29       .32       .42       .63       .89
Reserve for loan and lease losses to total risk assets                                3.11X     2.69      2.05      1.30       .90

(1) For the years ended December 31, 1996 and 1995, gross interest income that would have been recorded during the year on the nonaccrual loans and lease financing listed above, if the loans and lease financing had been current in accordance with their original terms, would have amounted to approximately $794,000 in 1996 and $685,000 in 1995. Gross interest income included in net income on these nonaccrual and restructured loans and lease financing amounted to approximately $130,000 and $65,000 for the years ended December 31, 1996 and 1995, respectively. The amounts also include interest from prior years collected during 1996 or 1995.
     The Corporation's general nonaccrual policy is to place business credits in a nonaccrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is ninety days or more past due (unless management determines that the collectibility is not reasonably considered in doubt). Generally, instalment loans to individuals and credit card receivables which are past due more than ninety and 120 days, respectively, are charged-off.
     Table 15 presents a summary of loss experience and the reserve for loan and lease losses for the previous five years. Loss experience, as measured by net charge-offs to average loans and lease financing outstanding, has shown improvement during the past five years despite a slight up-swing experienced in 1996. This ratio was stable during 1995 and 1994 at .17% and compares to .21% for 1996. Net charge-offs in the five-year period ended 1996 occurred primarily in instalment loans to individuals and credit card receivables. The out-of-market credit risk from credit card receivables, which are offered on a nationwide basis, is considered in the Corporation's review of the adequacy of the reserve for loan and lease losses.
                                       23

TABLE 15
SUMMARY OF LOAN AND LEASE FINANCING LOSS EXPERIENCE
AND THE RESERVE FOR LOAN AND LEASE LOSSES
(In Thousands)

                                                                                         YEARS ENDED DECEMBER 31
                                                                         1996         1995         1994         1993         1992
BALANCE AT BEGINNING OF YEAR                                          $   43,578       41,046       34,190       25,936     23,171
Loan and lease losses charged to reserve:
  Commercial, financial and agricultural                                    (235)        (113)        (168)        (443)    (1,377)
  Real estate -- construction                                                (38)        (392)        (567)        (412)      (255)
  Real estate -- mortgage                                                   (629)        (294)        (767)        (787)      (636)
  Instalment loans to individuals                                         (2,901)      (2,284)      (1,994)      (2,032)    (2,166)
  Credit card receivables                                                 (5,643)      (4,030)      (3,121)      (2,738)    (2,629)
  Lease financing                                                           (166)         (71)         (84)        (160)      (158)
      Total loan and lease losses charged to reserve                      (9,612)      (7,184)      (6,701)      (6,572)    (7,221)
Recoveries of loans and leases previously charged-off:
  Commercial, financial and agricultural                                      71          100          129          311        495
  Real estate -- construction                                                 61           38           60           59         16
  Real estate -- mortgage                                                    226           77          224          252         97
  Instalment loans to individuals                                            795          570          590          672        771
  Credit card receivables                                                  1,063          733          684          596        572
  Lease financing                                                             41           15           91           58        204
      Total recoveries of loans and leases previously charged-off          2,257        1,533        1,778        1,948      2,155
Net charge-offs                                                           (7,355)      (5,651)      (4,923)      (4,624)    (5,066)
Provision charged to operations                                           12,800        8,183        9,279        7,106      7,831
Reserves related to acquisitions                                              --           --        2,500        5,772         --
BALANCE AT END OF YEAR                                                $   49,023       43,578       41,046       34,190     25,936
Loans and lease financing outstanding at end of year                  $3,771,423    3,345,345    3,158,863    2,651,100  2,033,829
Ratio of reserve for loan and lease losses to loans and lease
  financing outstanding at end of year                                      1.30%        1.30         1.30         1.29       1.28
Average loans and lease financing outstanding                         $3,519,615    3,251,613    2,823,525    2,299,599   ,018,812
Ratio of net charge-offs of loans and lease financing to average
  loans and lease financing                                                  .21%         .17          .17          .20        .25
Ratio of net charge-offs of loans and lease financing to average
  loans and lease financing, excluding credit card receivables               .08%         .08          .09          .12        .16

    Provisions for loan and lease losses amounted to $12.8 million, $8.2 million and $9.3 million in 1996, 1995 and 1994, respectively. As illustrated in Table 15, the reserve for loan and lease losses increased significantly in 1994 due to provisions for $372 million of internal loan and lease growth and $2.5 million of reserves recorded in acquisitions. As disclosed in Table 14, the ratio of the reserve for loan and lease losses to total risk assets has improved significantly during the periods presented as a result of the Corporation's credit risk management policies and general improvements in the economy. An allocation of the reserve for loan and lease losses as of the end of the previous five years is presented in Table 16.
                                       24

TABLE 16
ALLOCATION OF THE RESERVE FOR LOAN AND LEASE LOSSES (1)
(In Thousands)

                                                                      As of December 31
                                              1996                     1995                     1994              1993
                                                 % OF LOANS               % of Loans               % of Loans
                                     AMOUNT OF   AND LEASES   Amount of   and Leases   Amount of   and Leases   Amount of
                                      RESERVE     IN EACH      Reserve     in Each      Reserve     in Each      Reserve
                                     ALLOCATED    CATEGORY    Allocated    Category    Allocated    Category    Allocated
Commercial, financial and
  agricultural                        $ 8,752        11.4%       7,780        15.9        7,372        18.3        6,070
Real estate -- construction             6,148        15.1        5,465        13.9        5,005        11.3        4,408
Real estate -- mortgage                15,306        57.1       13,606        54.4       12,923        54.1       10,347
Instalment loans to individuals         6,000        10.4        5,334         9.1        4,724         9.1        4,436
Credit card receivables                 5,040         5.1        4,480         5.8        4,229         6.3        3,510
Lease financing                           566          .9          503          .9          559          .9          552
Unallocated portion of reserve          7,211       --           6,410       --           6,234       --           4,867
  Total                               $49,023       100.0%      43,578       100.0       41,046       100.0       34,190
                                                  As of December 31,
                                                           1992
                                     % of Loans               % of Loans
                                     and Leases   Amount of   and Leases
                                      in Each      Reserve     in Each
                                      Category    Allocated    Category
Commercial, financial and
  agricultural                           17.0        4,980        19.2
Real estate -- construction               8.7        3,413         8.9
Real estate -- mortgage                  57.0        6,165        51.5
Instalment loans to individuals           9.7        4,290        11.1
Credit card receivables                   6.9        3,237         8.4
Lease financing                            .7          383          .9
Unallocated portion of reserve          --           3,468       --
  Total                                 100.0       25,936       100.0

(1) The allocation of the reserve for loan and lease losses by loan type is based on management's on-going evaluation of the adequacy of the reserve for loan and lease losses as referenced above. Since the factors involved in such evaluation are subject to change, the allocation of the reserve to the respective loan types is not necessarily indicative of future losses in each loan type. Additionally, no assurances can be made that the allocation shown will be indicative of future allocations.
     Loans are considered impaired if it is probable that the Subsidiary Banks will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on (1) the present value of the impaired loan's expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral for a collateral-dependent loan. Any measurement losses are recognized through additions to the allowance for loan losses. At December 31, 1996 and 1995, impaired loans amounted to $7.7 million and $8.1 million, respectively.
     The related reserve for loan and lease losses on these loans amounted to $2.3 million and $1.3 million at December 31, 1996 and 1995, respectively. Management feels that the reserve for loan and lease losses is adequate to absorb known and inherent risks in the loans and lease financing portfolio. A key tool in controlling loan losses is the Corporation's loan grading system that begins at the inception of the credit relationship. Under this grading system, substantially all credit relationships greater than $100,000 (excluding residential mortgage and home equity lines) are assigned grades that direct the timing and intensity of loan review activity throughout the life of the relationship. All significant relationships are reviewed at least annually. Relationships that have the lowest grade are reviewed each thirty days. Management periodically reviews the adequacy of the reserve through a model which incorporates the results of credit reviews, historical loss experience and other factors. Based on this review, the loan and lease loss reserve is adequate to cover known and inherent losses in the loan portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the reserve for loan and lease losses based on information available at the examination date. LIQUIDITY AND INTEREST-SENSITIVITY
     Liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends, debt service and other commitments and operate the organization on an ongoing basis. Funds are primarily provided by the Subsidiary Banks through financial resources from operating activities, expansion of the deposit base, borrowing funds in money market operations and through the sale or maturity of assets.
     Net cash provided by operating activities and deposits from customers have historically been primary sources of liquidity for the Corporation. Net cash provided by operating activities amounted to approximately $91.7 million, $99.3 million and $106.3 million in 1996, 1995 and 1994, respectively. Average total deposits have grown by $176.9 million, $472.4 million and $539.1 million during the three previous years. The majority of the deposit growth in 1994 was due to the First Federal acquisition which had deposits of $250.9 million as of the acquisition date. Average certificates of deposit in denominations of $100,000 or more still comprise a relatively small percentage of average total deposits, 6.4% in 1996 versus 6.9% in 1995. These deposits decreased on the average $8.0 million from 1995 to 1996. Management intentionally keeps the Corporation's reliance on the higher-cost
                                       25
large certificates of deposit low because of the availability of less expensive sources of funding and considers them a secondary source of liquidity that can be obtained as needed.
     At December 31, 1996, time certificates of deposit in amounts of $100,000 or more were $343.2 million compared to $294.8 million at December 31, 1995. The following is a remaining maturity schedule of these deposits at December 31, 1996
(in thousands):

                                                                 Over 6
                                                     Over 3     Through
                                        3 Months    Through        12
                                        or Less     6 Months     Months      Total
Jumbo deposits                          $163,071     98,832      81,251     $343,154

     The Subsidiary Banks do not rely heavily on borrowing funds in money market operations such as federal funds purchased or repurchase agreements to provide liquidity. The Subsidiary Banks have historically been a net seller of federal funds and only rarely purchased federal funds to meet liquidity requirements. Correspondent relationships are maintained with several larger banks to be able to purchase federal funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and a $600 million line of credit maintained with the Federal Home Loan Bank (the "FHLB") which is secured by a blanket collateral agreement on CCB's mortgage loan portfolio. The Corporation's average short-term investments, net of average short-term borrowings, were $100.5 million, $153.9 million and $82.5 million in the years ended December 31, 1996, 1995 and 1994, respectively. Outstanding long-term FHLB advances decreased by $7.7 million during 1996 to $24.7 million. The FHLB advances were drawn primarily to fund matched-maturity loans.
     Maturities of securities held for investment and sales and maturities of securities categorized as available for sale are other sources of liquidity. Securities with carrying values of $163.0 million mature in 1997. The available for sale portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government agencies and corporations and equity securities. Securities available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.
     Liquidity at the Parent Company level is provided through cash dividends from the Subsidiary Banks, the repayment of demand notes payable to the Parent Company from the Subsidiary Banks and the capacity of the Parent Company to raise additional funds as needed.
     In addition to ensuring adequate liquidity, the Corporation is concerned with the management of its balance sheet to maintain relatively stable net interest margins despite changes in the interest rate environment. Responsibility for both liquidity and interest-sensitivity management rests with the Corporation's Asset/Liability Management Committee ("ALCO") comprised of senior management. ALCO reviews the Corporation's interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Determining and monitoring the appropriate balance between interest-sensitive assets and interest-sensitive liabilities and the impact on earnings of changes in interest rates is accomplished through ALCO's use of Gap Analysis and Simulation Analysis.
     Gap Analysis measures the interest-sensitivity of assets and liabilities at a given point in time. The interest-sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. Prepayments of loans and certain investment securities and early withdrawals of deposits represent options which may or may not be exercised. Due to the uncertain nature of prepayments and early withdrawals, ALCO has chosen to exclude them from consideration in the review of Gap Analysis. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 10% of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of the Corporation's interest-sensitivity position at December 31, 1996 is presented in Table 17. At December 31, 1996, the Corporation had a cumulative "negative gap" (interest-sensitive liabilities exceeding interest-sensitive assets) of $188 million or 3.73% of total earning assets over a twelve-month horizon. The ratio of interest-sensitive assets to interest-sensitive liabilities was .93x. Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and management's reaction in response to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on the Corporation's earnings, ALCO uses Simulation Analysis.
                                       26

TABLE 17
INTEREST-SENSITIVITY ANALYSIS (1)
(In Thousands)

                                                                       As of December 31, 1996
                                                                                             6 Month                    Non-
                                         30 Day       60 Day       90 Day       6 Month     to 1 Year      Total      Interest
                                       Sensitive     Sensitive    Sensitive    Sensitive    Sensitive    Sensitive    Sensitive
EARNING ASSETS:
Time deposits in other banks           $   62,612           --           --           --          100       62,712           --
Federal funds sold and other
  short-term investments                  235,000           --           --           --           --      235,000           --
Investment securities (2)                  48,944       17,733        5,393       38,330       88,473      198,873      771,698
Loans and lease financing                 997,460      490,830       56,278      157,534      317,301    2,019,403    1,752,020
  Total earning assets                  1,344,016      508,563       61,671      195,864      405,874    2,515,988    2,523,718
INTEREST-BEARING LIABILITIES:
Savings deposits                          785,375      430,040           --           --           --    1,215,415      710,780
Other time deposits                       173,924      160,909      135,223      401,211      453,101    1,324,368      745,159
Short-term borrowed funds                 109,251           --       50,000           --           --      159,251           --
Long-term debt                                 78           78        1,079        3,237          482        4,954       52,894
  Total interest-bearing liabilities    1,068,628      591,027      186,302      404,448      453,583    2,703,988    1,508,833
INTEREST-SENSITIVITY GAP               $  275,388      (82,464)    (124,631)    (208,584)     (47,709)    (188,000)
CUMULATIVE GAP                         $  275,388      192,924       68,293     (140,291)    (188,000)
CUMULATIVE RATIO OF
  INTEREST-SENSITIVE ASSETS TO
  INTEREST-SENSITIVE LIABILITIES             1.26x        1.12         1.04          .94          .93
CUMULATIVE GAP TO TOTAL EARNING
  ASSETS                                     5.46%        3.83         1.36        (2.78)       (3.73)
                             As of December 31, 1996
                                        Total
EARNING ASSETS:
Time deposits in other banks             62,712
Federal funds sold and other
  short-term investments                235,000
Investment securities (2)               970,571
Loans and lease financing             3,771,423
  Total earning assets                5,039,706
INTEREST-BEARING LIABILITIES:
Savings deposits                      1,926,195
Other time deposits                   2,069,527
Short-term borrowed funds               159,251
Long-term debt                           57,848
  Total interest-bearing liabilities  4,212,821
INTEREST-SENSITIVITY GAP
CUMULATIVE GAP
CUMULATIVE RATIO OF
  INTEREST-SENSITIVE ASSETS TO
  INTEREST-SENSITIVE LIABILITIES
CUMULATIVE GAP TO TOTAL EARNING
  ASSETS

(1) Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market adjustment of $8,769,000 for available for sale securities is not included.
     Simulation Analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates for the Corporation under multiple interest rate scenarios. To measure the sensitivity of the Corporation's earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. As a matter of policy, ALCO has stated that the maximum negative impact to net income from a positive or negative 1% change in interest rates over a 12-month period should not exceed 12%, which was achieved in 1996. ALCO actually manages earnings sensitivity, however, with a targeted goal of only a 2% to 3% impact on net income. If simulation results show that earnings sensitivity exceeds the targeted limits, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.
     Management uses both on- and off-balance sheet strategies to manage the balance sheet in accordance with their projected interest rate environment. The most efficient and cost-effective method of on-balance sheet management is creating desired maturity and repricing streams through the strategic pricing of interest-earning and interest-bearing on-balance sheet products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure that the Corporation has a proper mix of fixed and variable rate products. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of the Corporation's funding sources. As of year-end, approximately 26.5% of all loans reprice or mature within 30 days. See Table 9 for additional detail regarding loan maturity and sensitivity to changes in interest rates at December 31, 1996.
     Within the Corporation's overall interest rate risk management strategy, off-balance sheet derivatives have been and may be used in the future as a cost- and capital-efficient way to manage interest rate sensitivity by modifying the repricing or maturity of
                                       27
on-balance sheet assets or liabilities. As of December 31, 1996, the Corporation did not have any off-balance sheet derivative financial instruments nor did it hold any such financial instruments during 1996. Although off-balance sheet derivative financial instruments would not expose the Corporation to credit risk equal to the notional amount of the contracts, the Corporation would be exposed to credit risk to the extent of the fair value of the unrealized gain (if any) in the off-balance sheet derivative instrument if the counterparty failed to perform. Credit risk resulting from a counterparty's nonperformance of any contracts would be monitored through routine review of the counterparty's financial ratings.
     The Corporation has not experienced any liquidity problems in the past nor are problems anticipated in the future. Reliance will continue to be placed on the same funding sources, primarily financial resources provided by operating activities and expansion of the "core" deposit base. Management will continue to monitor the Corporation's interest-sensitivity position with goals of ensuring adequate liquidity while at the same time seeking profitable spreads between the yields on funding uses and the rates paid for funding sources.
1997 MERGERS
     On January 31, 1997, the Corporation consummated its acquisition of Salem Trust Bank, a $165 million bank headquartered in Winston-Salem, North Carolina ("Salem Trust"). The transaction, which was accounted for as a pooling-of-interests, resulted in the Corporation issuing .36 shares of its common stock (or 680,160 shares) in a tax-free exchange for each outstanding share of Salem Trust.
     On February 18, 1997, the Corporation announced the signing of a definitive agreement to acquire American Federal Bank, FSB ("American Federal") headquartered in Greenville, South Carolina. American Federal has 40 banking offices located in northwest South Carolina and assets of $1.3 billion. The transaction, which is to be accounted for as a pooling-of-interests, will result in the issuance of .445 shares of the Corporation's common stock in exchange for each outstanding share of American Federal or approximately 5 million shares of the Corporation's stock. The acquisition is anticipated to be consummated in the third quarter of 1997 subject to the completion of due diligence and receipt of shareholder and regulatory approval.
OTHER ACCOUNTING MATTERS
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") in June 1996. SFAS No. 125 includes guidance for assessing isolation of transferred assets and for accounting for transfers of items including: transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements, loan syndications and participations and extinguishments of liabilities. SFAS No. 125 uses a financial-components approach to develop accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under the financial-components approach, after a transfer of financial assets, an entity would recognize all financial assets and servicing it controls and liabilities it has incurred and would derecognize financial assets when control has been surrendered and liabilities when extinguished. SFAS No. 125 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996 and is to be applied prospectively.
     In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an Amendment to FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 delays the implementation of certain provisions of SFAS No. 125 because the changes required to be made to information systems and accounting processes to allow compliance with certain provisions of SFAS No. 125 could not reasonably be expected to be made in time for adoption on January 1, 1997. As a result of SFAS No. 127, SFAS No. 125 guidance on transactions involving secured borrowings and collateral, repurchase agreements, dollar-roll, securities lending and similar transactions has been deferred until January 1, 1998. The impact from the Corporation's adoption of SFAS No. 125, as amended by SFAS No. 127, is anticipated to be immaterial to the Corporation's financial statements.
                                       28

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                                                                       Page
CCB Financial Corporation and Subsidiaries:
   Consolidated Balance Sheets at December 31, 1996 and 1995........................................................    30
   Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1996.........    31
   Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31,
     1996...........................................................................................................    32
   Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.....    33
   Notes to Consolidated Financial Statements.......................................................................    34
Report of Management Regarding Responsibility for Financial Statements..............................................    56
Independent Auditors' Report........................................................................................    57
(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:
  Quarterly Financial Data..........................................................................................   53

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

                                                                                                            1996         1995
                                                                                                             (In Thousands)
ASSETS:
Cash and due from banks (note 3)                                                                         $  201,521      189,320
Time deposits in other banks                                                                                 62,712       72,131
Federal funds sold                                                                                          185,000      248,082
Other short-term investments                                                                                 50,000       60,000
Investment securities (notes 4, 8 and 9):
  Available for sale (amortized costs of $888,333 and $945,422)                                             897,102      961,640
  Held to maturity (market values of $86,479 and $83,060)                                                    82,238       78,092
Loans and lease financing (notes 5, 8 and 9)                                                              3,771,423    3,345,345
  Less reserve for loan and lease losses (note 6)                                                            49,023       43,578
    Net loans and lease financing                                                                         3,722,400    3,301,767
Premises and equipment (notes 7 and 9)                                                                       66,646       66,977
Other assets (notes 5 and 13)                                                                               116,491      111,777
    Total assets                                                                                         $5,384,110    5,089,786
LIABILITIES:
Deposits:
  Demand (noninterest-bearing)                                                                           $  593,812      538,178
  Savings and NOW accounts                                                                                  551,379      522,557
  Money market accounts                                                                                   1,374,816    1,309,545
  Jumbo time deposits (note 8)                                                                              343,154      294,828
  Time (note 8)                                                                                           1,726,373    1,632,303
    Total deposits                                                                                        4,589,534    4,297,411
Short-term borrowed funds (note 8)                                                                          159,251      177,959
Long-term debt (note 9)                                                                                      57,848       78,993
Other liabilities (notes 10 and 13)                                                                          99,246      101,906
    Total liabilities                                                                                     4,905,879    4,656,269
SHAREHOLDERS' EQUITY (notes 4, 11 and 15):
Serial preferred stock. Authorized 5,000,000 shares; none issued                                                 --           --
Common stock of $5 par value. Authorized 50,000,000 shares; 15,082,128 and 14,960,716 shares issued in
  1996 and 1995, respectively                                                                                75,411       74,804
Additional paid-in capital                                                                                   90,812       89,437
Retained earnings                                                                                           307,465      261,245
Unrealized gain on investment securities available for sale, net of applicable taxes                          5,281        9,765
Less: Unearned common stock held by management recognition plans                                               (738)      (1,734)
    Total shareholders' equity                                                                              478,231      433,517
    Total liabilities and shareholders' equity                                                           $5,384,110    5,089,786

Commitments and contingencies (note 14)
See accompanying notes to consolidated financial statements.
                                       30

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                                                                              1996          1995          1994
                                                                                            (In Thousands Except Per Share Data)
INTEREST INCOME:
Interest and fees on loans and lease financing                                              $321,696       305,165       243,577
Interest and dividends on investment securities:
  U.S. Treasury                                                                               28,605        30,702        34,783
  U.S. Government agencies and corporations                                                   25,916        23,384        16,833
  States and political subdivisions (primarily tax-exempt)                                     4,522         5,071         4,458
  Equity and other securities                                                                  1,949         2,125         2,227
Interest on time deposits in other banks                                                       2,844         2,937         1,781
Interest on federal funds sold and other short-term investments                               12,232        14,130         6,240
    Total interest income                                                                    397,764       383,514       309,899
INTEREST EXPENSE:
Deposits                                                                                     170,998       168,983       117,408
Short-term borrowed funds (note 8)                                                             6,078         4,421         2,490
Long-term debt (note 9)                                                                        4,272         6,000         6,468
    Total interest expense                                                                   181,348       179,404       126,366
NET INTEREST INCOME                                                                          216,416       204,110       183,533
Provision for loan and lease losses (note 6)                                                  12,800         8,183         9,279
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES                                203,616       195,927       174,254
OTHER INCOME:
Service charges on deposit accounts                                                           29,045        25,600        23,452
Trust and custodian fees                                                                       6,736         6,344         7,284
Sales and insurance commissions                                                                6,011         3,802         4,502
Merchant discount                                                                              6,116         4,666         3,864
Accretion of negative goodwill from acquisitions                                               3,356         3,356         3,351
Other operating                                                                               10,820         9,499         6,176
Investment securities gains                                                                    2,015           944           811
Investment securities losses                                                                  (1,510)       (1,922)         (454)
    Total other income                                                                        62,589        52,289        48,986
OTHER EXPENSES:
Personnel (note 10)                                                                           83,247        79,298        71,990
Net occupancy (note 14)                                                                       11,630        10,730        11,202
Equipment (note 14)                                                                           10,064        10,199        10,290
Other operating (note 12)                                                                     56,497        59,996        53,804
    Total other expenses                                                                     161,438       160,223       147,286
INCOME BEFORE INCOME TAXES                                                                   104,767        87,993        75,954
Income taxes (note 13)                                                                        34,452        30,133        30,843
NET INCOME                                                                                  $ 70,315        57,860        45,111
NET INCOME PER SHARE                                                                        $   4.67          3.87          2.94
WEIGHTED AVERAGE SHARES OUTSTANDING                                                           15,048        14,949        15,354

See accompanying notes to consolidated financial statements.
                                       31

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                                                                                     Unrealized
                                                                    Additional                     Gain (Loss) on        Management
                                                       Common         Paid-In        Retained   Investment Securities    Recognition
                                                        Stock         Capital        Earnings    Available for Sale        Plans
                                                                                      (In Thousands)
BALANCE DECEMBER 31, 1993                              $76,793        105,309        197,976              (835)            (4,018)
Mark to market adjustment, net of applicable income
  taxes (note 4)                                            --             --             --            10,299                 --
BALANCE JANUARY 1, 1994                                 76,793        105,309        197,976             9,464             (4,018)
Net income                                                  --             --         45,111                --                 --
Transactions pursuant to restricted stock plan, net
  (note 11)                                                 (5)           238             --                --                 --
Stock options exercised (note 11)                          235            227             --                --                 --
Earned portion of management recognition plans (note
  11)                                                       --             --             --                --              1,048
Purchase and retirement of shares                       (2,039)       (13,491)            --                --                 --
Cash dividends ($1.32 per share)                            --             --        (17,588)               --                 --
Change in unrealized gains (losses), net of
  applicable income taxes (note 4)                          --             --             --           (28,108)                --
BALANCE DECEMBER 31, 1994                               74,984         92,283        225,499           (18,644)            (2,970)
Net income                                                  --             --         57,860                --                 --
Stock options exercised (note 11)                          374          1,063             --                --                 --
Earned portion of management recognition plans (note
  11)                                                       --             --             --                --              1,236
Purchase and retirement of shares                         (550)        (3,881)            --                --                 --
Cash dividends ($1.44 per share)                            --             --        (22,114)               --                 --
Change in unrealized gains (losses), net of
  applicable income taxes (note 4)                          --             --             --            28,409                 --
Other transactions, net                                     (4)           (28)            --                --                 --
BALANCE DECEMBER 31, 1995                               74,804         89,437        261,245             9,765             (1,734)
Net income                                                  --             --         70,315                --                 --
Transactions pursuant to restricted stock plan, net
  (notes 10 and 11)                                         20            728             --                --                 --
Stock options exercised, net of shares tendered
  (note 11)                                                683          1,548             --                --                 --
Earned portion of management recognition plans (note
  11)                                                       --             --             --                --                996
Purchase and retirement of shares                          (96)          (901)            --                --                 --
Cash dividends ($1.60 per share)                            --             --        (24,095)               --                 --
Change in unrealized gains (losses), net of
  applicable income taxes (note 4)                          --             --             --            (4,484)                --
BALANCE DECEMBER 31, 1996                              $75,411         90,812        307,465             5,281               (738)
                                                          Total
                                                      Shareholders'
                                                         Equity
BALANCE DECEMBER 31, 1993                                375,225
Mark to market adjustment, net of applicable income
  taxes (note 4)                                          10,299
BALANCE JANUARY 1, 1994                                  385,524
Net income                                                45,111
Transactions pursuant to restricted stock plan, net
  (note 11)                                                  233
Stock options exercised (note 11)                            462
Earned portion of management recognition plans (note
  11)                                                      1,048
Purchase and retirement of shares                        (15,530)
Cash dividends ($1.32 per share)                         (17,588)
Change in unrealized gains (losses), net of
  applicable income taxes (note 4)                       (28,108)
BALANCE DECEMBER 31, 1994                                371,152
Net income                                                57,860
Stock options exercised (note 11)                          1,437
Earned portion of management recognition plans (note
  11)                                                      1,236
Purchase and retirement of shares                         (4,431)
Cash dividends ($1.44 per share)                         (22,114)
Change in unrealized gains (losses), net of
  applicable income taxes (note 4)                        28,409
Other transactions, net                                      (32)
BALANCE DECEMBER 31, 1995                                433,517
Net income                                                70,315
Transactions pursuant to restricted stock plan, net
  (notes 10 and 11)                                          748
Stock options exercised, net of shares tendered
  (note 11)                                                2,231
Earned portion of management recognition plans (note
  11)                                                        996
Purchase and retirement of shares                           (997)
Cash dividends ($1.60 per share)                         (24,095)
Change in unrealized gains (losses), net of
  applicable income taxes (note 4)                        (4,484)
BALANCE DECEMBER 31, 1996                                478,231

See accompanying notes to consolidated financial statements.
                                       32

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995, and 1994

                                                                                                  1996         1995        1994
                                                                                                         (In Thousands)
OPERATING ACTIVITIES:
Net income                                                                                      $  70,315      57,860      45,111
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                      8,098       7,960       8,124
  Provision for loan and lease losses                                                              12,800       8,183       9,279
  Net (gain) loss on sales of investment securities                                                  (505)        978        (357)
  Net amortization and accretion on investment securities                                           5,868       6,012       7,895
  Amortization of intangibles and other assets                                                      3,807       5,374       3,679
  Accretion of negative goodwill                                                                   (3,356)     (3,356)     (3,351)
  Sales of loans held for sale                                                                    178,307     216,057     150,463
  Origination of loans held for sale                                                             (180,294)   (219,336)   (131,776)
  Change in deferred income taxes                                                                  (1,553)     (9,339)      4,660
  Decrease (increase) in accrued interest receivable                                                 (324)     (1,383)     (9,337)
  Increase (decrease) in accrued interest payable                                                   4,027       7,968       2,712
  Decrease (increase) in other assets                                                              (9,703)      7,954      21,651
  Increase (decrease) in other liabilities                                                          3,559      14,183      (3,220)
  Vesting of shares held by management recognition plans                                              996       1,236       1,048
  Other operating activities, net                                                                    (380)     (1,029)       (323)
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      91,662      99,322     106,258
INVESTING ACTIVITIES:
Proceeds from maturities and issuer calls of investment securities held to maturity                 9,972      14,964       9,464
Purchases of investment securities held to maturity                                               (14,004)     (8,238)   (141,689)
Proceeds from sales of investment securities available for sale                                    66,017     150,844     188,611
Proceeds from maturities and issuer calls of investment securities available for sale             365,001     186,785     428,285
Purchases of investment securities available for sale                                            (379,405)   (334,978)   (475,611)
Net originations of loans and leases receivable                                                  (434,938)   (190,439)   (408,914)
Purchases of premises and equipment                                                                (8,757)     (9,880)     (8,572)
Net cash acquired (paid) in acquisitions (dispositions)                                           (50,926)     33,954      31,182
    NET CASH USED BY INVESTING ACTIVITIES                                                        (447,040)   (156,988)   (377,244)
FINANCING ACTIVITIES:
Net increase in deposit accounts                                                                  347,946     202,359     205,382
Net increase (decrease) in short-term borrowed funds                                              (18,708)     63,142      71,323
Proceeds from issuance of long-term debt                                                               --       4,230      20,040
Repayments of long-term debt                                                                      (21,299)    (20,115)    (23,159)
Issuances of common stock from exercise of stock options, net                                       2,231       1,437         462
Purchase and retirement of common stock                                                              (997)     (4,431)    (15,530)
Cash dividends                                                                                    (24,095)    (22,114)    (17,588)
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     285,078     224,508     240,930
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (70,300)    166,842     (30,056)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (NOTE 1)                                           569,533     402,691     432,747
CASH AND CASH EQUIVALENTS AT END OF YEAR (NOTE 1)                                               $ 499,233     569,533     402,691
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year                                                                   $ 177,322     171,436     123,654
Income taxes paid during the year                                                               $  37,755      36,982      27,982

See accompanying notes to consolidated financial statements.
                                       33

CCB FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  CONSOLIDATION
     The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, Inc. and Southland Associates, Inc. During 1996, the Corporation's subsidiary, Graham Savings Bank, Inc., SSB ("Graham Savings"), merged with and into CCB and CCB's subsidiary, 1st Home Mortgage Acceptance Corporation ("HMAC") was dissolved. All significant intercompany transactions and accounts are eliminated in consolidation.
     CCB provides a full range of banking services to individual and corporate customers through its North Carolina-based branch network. CCB-Ga. is a special purpose bank that provides nationwide credit card services. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.
     Certain amounts for prior years have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.
  FINANCIAL STATEMENT PRESENTATION
     In preparing the financial statements, management of the Corporation is required to make estimates and assumptions that affect the reported balances of assets and liabilities as of the date of the balance sheet and income and expenses for the periods presented. Actual results could differ from those estimates.
     For purposes of the Statements of Cash Flows, the Corporation considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.
  INVESTMENT SECURITIES
     The Corporation classifies its investment securities in one of the three following categories: (a) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held for investment and reported at amortized cost; (b) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and (c) debt and equity securities not classified as either held for investment or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The Corporation has had no securities classified as trading securities. The net unrealized gains or losses on securities available for sale, net of taxes, are reported as a separate component of shareholders' equity. Changes in market values of securities classified as available for sale will cause fluctuations in shareholders' equity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred.
     Investment securities classified as available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. The cost of investment securities sold is determined by the "identified certificate" method. Premium amortization and discount accretion are computed using the interest method.
  LOAN AND LEASE FINANCING
     The loan portfolio is comprised of the following types of loans: commercial, financial and agricultural; real estate-construction; real estate-mortgage; instalment loans to individuals and credit card receivables. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.
     Interest income on loans and lease financing is recorded on the accrual basis. Accrual of interest on loans and lease financing (including impaired loans) is discontinued when management deems that collection of additional interest is doubtful. Interest received on nonaccrual loans and impaired loans is generally applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal. When borrowers with loans on a nonaccrual status
                                       34
demonstrate their ability to repay their loans in accordance with the contractual terms of the notes, the loans are returned to accrual status. Certain fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield by a level-yield method.
  RESERVE FOR LOAN AND LEASE LOSSES
     The reserve for loan and lease losses is increased by provisions charged to expense and reduced by loan and lease financing charge-offs, net of recoveries. The reserve is maintained at a level considered adequate by management to provide for known and inherent loan and lease losses based on management's evaluation of the loan and lease financing portfolio, including historical loss experience, identified problem loans, volumes and outstandings, as well as on current economic conditions. While management uses the best information available on which to base estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Subsidiary Banks' markets, differ substantially from the assumptions used by management. Additionally, bank regulatory agency examiners periodically review the loan and lease financing portfolio and may require the Corporation to charge-off loans and lease financing and/or increase the reserve for loan and lease losses to reflect their assessment of the collectibility of loans and lease financing in the portfolio based on available information at the time of their examination.
     For all specifically reviewed loans for which it is probable that the Subsidiary Banks will be unable to collect all amounts due according to the terms of the loan agreement, the Subsidiary Banks determine a value at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the market price or value of the collateral. If the resulting value of the impaired loan is less than the recorded balance, impairment is recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense.
  PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated lives of the assets on accelerated and straight-line methods. Leasehold improvements are amortized over the term of the respective leases or the estimated useful lives of the improvements, whichever is shorter.
  OTHER REAL ESTATE
     Other real estate acquired through loan foreclosures is valued at the lower of cost or fair value less estimated cost of sale.
  MORTGAGE SERVICING RIGHTS
     The Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122") on January 1, 1996. SFAS No. 122 provides guidance for recognition of mortgage servicing rights ("MSRs") as an asset when a mortgage loan is sold or securitized and servicing rights are retained, regardless of how those servicing rights were acquired. MSRs are the rights to service loans for others and are included in "other assets" on the Consolidated Balance Sheets at the lower of their cost or market. The cost of mortgage loans originated or purchased is allocated between the cost of the loans and the MSRs. Capitalization of the allocated cost of MSRs occurs when the underlying loans are sold or securitized. The cost of the MSRs is amortized in proportion to and over the estimated period of net servicing revenues.
     The Corporation periodically evaluates MSRs for impairment by estimating the fair value based on a discounted cash flow methodology. This analysis incorporates current market assumptions, including discount, prepayment and delinquency rates, with net cash flows. The predominant characteristics used as the basis for stratifying MSRs are investor type, product type and interest rate. If the carrying value of the MSRs exceed the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees up to the original cost of the MSRs.
  SUBORDINATED NOTES
     Underwriting discounts and commissions and issuance expenses of the subordinated notes are included in "other assets" on the Consolidated Balance Sheets. These expenses are being amortized over a ten-year period using the interest method.
  MANAGEMENT RECOGNITION PLANS
     The Corporation has two Management Recognition Plans (the "MRPs") designed to provide an ownership interest in the Corporation through the issuance of restricted common stock to certain officers and directors of financial institutions acquired by the Corporation as an incentive for those persons to remain with the Subsidiary Banks. The shares of common stock issued are
                                       35
being earned in instalments over a period of up to five years and the cost of the shares is being charged to operating expense over the period the shares are earned. Prior to vesting, each participant granted shares under the MRPs may direct the voting of the shares allocated to the participant and will be entitled to receive any dividends or other distributions paid on such shares.
  INTANGIBLES ARISING FROM ACQUISITIONS
     Intangibles arising from acquisitions result from the Corporation paying amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated remaining life of the existing deposit base assumed (primarily for up to 10 years).
     Negative goodwill, included in "other liabilities" on the Consolidated Balance Sheets, represents the excess of fair value of net assets acquired over cost after reducing the basis in noncurrent assets acquired to zero. Negative goodwill is being accreted into earnings on a straight-line basis over the estimated periods to be benefited (generally 10 years).
  INCOME TAXES
     The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt interest income. Deferred income taxes are provided when there is a difference between the periods items are reported for financial statement purposes and when they are reported for tax purposes and are recorded at the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Subsequent changes in tax rates will require adjustment to these assets and liabilities.
  INCENTIVE AND PERFORMANCE UNIT PLANS
     The Corporation has incentive and related performance unit plans covering certain officers of the Corporation and Subsidiary Banks. The market value of shares issued under the incentive plans and the estimated value of awards under the performance unit plans are being charged to operating expense over periods of up to three years.
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October 1995 and adopted by the Corporation on January 1, 1996. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock plans, restricted stock and stock appreciation rights. SFAS No. 123 defines a "fair value based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows entities to continue to measure compensation for those plans using the "intrinsic value based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").
     Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most of the Corporation's stock options have no intrinsic value at grant date, and under APB No. 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under APB No. 25, including plans with variable, usually performance-based, features.
     Beginning in 1996, SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. An employer that continues to apply the accounting provisions of APB No. 25 must disclose pro forma amounts that reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method, including tax effects, that would have been recognized in the income statement if the fair value based method had been used. The Corporation has elected to continue to measure compensation for stock-based compensation plans under APB No. 25 and provides the required pro forma disclosures in Note 11.
  PER SHARE DATA
     Income per share is computed based on the weighted average number of common shares outstanding during each period.
                                       36

  FAIR VALUE OF FINANCIAL INSTRUMENTS
     The financial statements include disclosure of fair values information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
  DERIVATIVE FINANCIAL INSTRUMENTS
     The Corporation may use off-balance sheet derivative contracts for interest rate risk management. These contracts are accounted for on an accrual basis and the net interest differential, including premiums paid, if any, are recognized as an adjustment to interest income of the related asset. The Corporation does not utilize derivative financial instruments for trading purposes and did not have any off-balance sheet derivative contracts outstanding at December 31, 1996 or 1995.
(2) MERGER CONSUMMATED IN 1995
     On May 19, 1995, the Corporation consummated its merger (the "Merger") with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina. The Merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Each share of Security Capital common stock outstanding on the date of the Merger was converted into .5 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 5,890,000 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Security Capital. The former offices of Security Capital are operating as offices of CCB. In accordance with pooling-of-interests accounting, in the year of merger, prior period consolidated financial statements were restated to combine the accounts of the Corporation and Security Capital for all periods reported. In connection with the Merger, the Corporation incurred merger-related expense of $10,333,000 during 1995. This expense included severance and other employee benefit costs, costs related to branch closures, system conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was approximately $7,300,000 for 1995.
(3) RESTRICTIONS ON CASH AND DUE FROM BANKS
     CCB is required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at December 31, 1996 and 1995, CCB was required to maintain average reserve and clearing balances of approximately $22,703,000 and $2,052,000, respectively. The increase in the reserve requirement at December 31, 1996 was due to increases in the levels of noninterest-bearing deposits and other transaction accounts.
(4) INVESTMENT SECURITIES
     Investment securities with amortized costs of approximately $317,576,000 at December 31, 1996 and $377,104,000 at December 31, 1995 were pledged to secure public funds on deposit, repurchase agreements, collateralized mortgage obligations and for other purposes required by law. The investment securities portfolio is segregated into securities available for sale and securities held to maturity.
                                       37

  SECURITIES AVAILABLE FOR SALE
     Securities available for sale are presented on the Consolidated Balance Sheets at their market value. The amortized cost and approximate market values of these securities at December 31, 1996 and 1995 were as follows:

                                                                              1996                                 1995
                                                          AMORTIZED   UNREALIZED   UNREALIZED   MARKET    Amortized   Unrealized
                                                            COST        GAINS        LOSSES      VALUE      Cost        Gains
                                                                                      (In Thousands)
U.S. Treasury                                             $ 434,952      5,781         (613)    440,120     475,506     10,187
U.S. Government agencies and corporations                   379,206      3,837         (533)    382,510     367,511      6,369
Mortgage-backed securities                                   54,627        633         (336)     54,924      73,054      1,974
Equity securities                                            19,548         --           --      19,548      29,351         --
  Total                                                   $ 888,333     10,251       (1,482)    897,102     945,422     18,530
                                                             1995
                                                          Unrealized   Market
                                                            Losses      Value
U.S. Treasury                                                 (376)    485,317
U.S. Government agencies and corporations                     (683)    373,197
Mortgage-backed securities                                    (192)     74,836
Equity securities                                           (1,061)     28,290
  Total                                                     (2,312)    961,640

     Equity securities include CCB's required investment in stock of the Federal Home Loan Bank (the "FHLB") which totaled $19,307,000 at December 31, 1996 and 1995.
     Net unrealized gains (losses) on securities available for sale totaled $8,769,000, $16,218,000 and $(29,600,000) at December 31, 1996, 1995 and 1994,
respectively, and are included as a component of shareholders' equity, net of deferred tax (liabilities) benefits of $(3,488,000), $(6,453,000) and $10,956,000 at December 31, 1996, 1995 and 1994, respectively. In the opinion of management, the Corporation has no securities which are other than temporarily impaired. Approximately $139,657,000 of investment securities that Security Capital had classified as held to maturity were transferred to the available for sale category during 1995 in accordance with the Corporation's investment securities classification policies. These securities were marked to their market value as of the date of the reclassification.
     Gross gains and losses from sales of investment securities available for sale totaled $1,875,000 and $1,510,000, respectively, in 1996, totaled $911,000 and $1,919,000, respectively, in 1995 and totaled $788,000 and $454,000, respectively, in 1994.
     Following is a maturity schedule of securities available for sale at December 31, 1996:

                                                                       AMORTIZED    CARRYING
                                                                         COST        VALUE
                                                                          (In Thousands)
Within 1 year                                                          $ 148,810     149,216
After 1 but within 5 years                                               560,014     565,771
After 5 but within 10 years                                              105,334     107,644
  Subtotal                                                               814,158     822,631
Mortgage-backed securities                                                54,627      54,923
Equity securities                                                         19,548      19,548
  Total securities available for sale                                  $ 888,333     897,102

  SECURITIES HELD TO MATURITY
     The book values and approximate market values of securities held to maturity at December 31, 1996 and 1995 were as follows:

                                                                                  1996                             1995
                                                                BOOK     UNREALIZED   UNREALIZED   MARKET    Book    Unrealized
                                                                VALUE      GAINS        LOSSES     VALUE    Value      Gains
                                                                                        (In Thousands)
States and political subdivisions                              $82,238      4,276         (35)     86,479   76,745      5,002
Corporate debt and other securities                                 --         --       --             --    1,347         --
  Total                                                        $82,238      4,276         (35)     86,479   78,092      5,002
                                                                        1995
                                                               Unrealized   Market
                                                                 Losses     Value
States and political subdivisions                                  (33)     81,714
Corporate debt and other securities                                 (1)      1,346
  Total                                                            (34)     83,060

     Following is a maturity schedule of securities held to maturity at December 31, 1996:

                                                                           BOOK      MARKET
                                                                           VALUE     VALUE
                                                                           (In Thousands)
Within 1 year                                                             $   200       201
After 1 but within 5 years                                                  2,574     2,677
After 5 but within 10 years                                                35,224    37,213
After 10 years                                                             44,240    46,388
  Total securities held to maturity                                       $82,238    86,479

     Gains from calls of securities held to maturity totaled $140,000 during 1996, $33,000 during 1995 and $23,000 during 1994. Losses from calls of securities held to maturity during 1995 totaled $3,000.
(5) LOANS AND LEASE FINANCING
     A summary of loans and lease financing at December 31, 1996 and 1995 follows:

                                                                                                            1996         1995
                                                                                                             (In Thousands)
Commercial, financial and agricultural                                                                   $  428,710      530,807
Real estate -- construction                                                                                 570,450      465,245
Real estate -- mortgage                                                                                   2,152,021    1,817,045
Instalment loans to individuals                                                                             393,927      305,455
Credit card receivables                                                                                     192,855      194,680
Lease financing                                                                                              38,323       37,223
  Total gross loans and lease financing                                                                   3,776,286    3,350,455
Less: Unearned income                                                                                         4,863        5,110
  Total loans and lease financing                                                                        $3,771,423    3,345,345

     After an internal review performed during 1996, certain loans were reclassified from the commercial, financial and agricultural loan category to real estate-mortgage ($146 million) and real estate-construction ($40 million). Due to system limitations, loans that may have been misclassified in 1995 have not been restated.
     Loans and lease financing of $11,271,000 and $9,616,000 at December 31, 1996 and 1995, respectively, were not accruing interest. Loans with outstanding balances of $1,634,000 in 1996, $1,876,000 in 1995 and $1,963,000 in 1994 were transferred from loans to other real estate acquired through loan foreclosure. Other real estate acquired through loan foreclosures amounted to $1,418,000 and $2,467,000 at December 31, 1996 and 1995, respectively, and is included in "other assets" on the Consolidated Balance Sheets.
     The following is an analysis of interest income related to loans and lease financing on nonaccrual status for the years ended December 31, 1996, 1995 and 1994:

                                                                                                           1996    1995    1994
                                                                                                              (In Thousands)
Interest income that would have been recognized if the loans had been current at original contractual
  rates                                                                                                    $794     685     585
Amount recognized as interest income                                                                        130      66      26
Difference                                                                                                 $664     619     559

     In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North Carolina with the exception of credit cards which are available to customers on a nationwide basis and certain instalment loans which are available in Georgia and Virginia. Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. Loans held for sale totaled $14,936,000 and $19,908,000 at December 31, 1996 and 1995, respectively. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant concentrations of credit risk.
                                       39

     At December 31, 1996, the carrying value of loans considered to be impaired totaled $7,708,000. The related reserve for loan losses on the impaired loans totaled $2,304,000. The average carrying value of impaired loans was $8,597,000 during the year ended December 31, 1996. Gross interest income on the impaired loans, included in net income, totaled $231,000 during 1996. At December 31, 1995, impaired loans totaled $8,148,000 and their related reserve for loan losses totaled $1,327,000. The average carrying value of impaired loans was $10,194,000 during 1995 and gross interest income recorded on impaired loans totaled $504,000.
     During 1996 and 1995, the Subsidiary Banks had loan, lease financing and deposit relationships with Executive Officers and Directors of the Corporation and their Associates. In the opinion of management, these loans and lease financing arrangements do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 1996 (in thousands):

                                                                                         Balance at
                                                                                         Beginning      New
                                                                                          of Year      Loans    Repayments
Directors, Executive Officers and Associates                                              $  11,971    7,976       6,611
                                                                                        Balance at
                                                                                        End of Year
Directors, Executive Officers and Associates                                              $13,336

     Loans serviced for the benefit of others totaled $1.1 billion at December 31, 1996 and 1995 and $825 million at December 31, 1994. Mortgage servicing fees totaled $3,108,000 in 1996, $2,506,000 in 1995 and $2,124,000 in 1994. Mortgage
servicing rights totaled $2,776,000 and $916,000 at December 31, 1996 and 1995, respectively, and are included in "other assets" on the Consolidated Balance Sheets. The fair value of mortgage servicing rights was $3,005,000 at December 31, 1996 and $916,000 at December 31, 1995. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized mortgage servicing rights was required at December 31, 1996. The following table summarizes the changes in mortgage servicing rights during 1996 and 1995:

                                                                                                                  1996     1995
                                                                                                                 (In Thousands)
Balance at beginning of year                                                                                     $  916    1,073
Capitalized mortgage servicing rights                                                                             2,267       --
Amortization                                                                                                       (407)    (157)
Balance at end of year                                                                                           $2,776      916

     Certain real estate-mortgage loans are pledged as collateral for advances from the FHLB as set forth in Note 9.
(6) RESERVE FOR LOAN AND LEASE LOSSES
     Following is a summary of the reserve for loan and lease losses:

                                                                                                      1996       1995      1994
                                                                                                           (In Thousands)
Balance at beginning of year                                                                         $43,578    41,046    34,190
Provision charged to operations                                                                       12,800     8,183     9,279
Reserves related to acquisitions                                                                          --        --     2,500
Recoveries of loan and leases previously charged-off                                                   2,257     1,533     1,778
Loan and lease losses charged to reserve                                                              (9,612)   (7,184)   (6,701)
Balance at end of year                                                                               $49,023    43,578    41,046

(7) PREMISES AND EQUIPMENT
     Following is a summary of premises and equipment:

                                                                                                             Accumulated
                                                                                                             Depreciation     Net
                                                                                                                 and          Book
                                                                                                   Cost      Amortization    Value
                                                                                                           (In Thousands)
DECEMBER 31, 1996:
Land                                                                                             $ 13,165           --       13,165
Buildings                                                                                          55,373       26,470       28,903
Leasehold improvements                                                                              7,433        2,567        4,866
Furniture and equipment                                                                            74,804       55,092       19,712
  Total premises and equipment                                                                   $150,775       84,129       66,646
December 31, 1995:
Land                                                                                             $ 13,154           --       13,154
Buildings                                                                                          58,573       26,555       32,018
Leasehold improvements                                                                              6,169        2,202        3,967
Furniture and equipment                                                                            68,575       50,737       17,838
  Total premises and equipment                                                                   $146,471       79,494       66,977

(8) TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS
     Maturities of time deposits are as follows:

                                                                        Total
Year Ending December 31                                               Maturities
                                                                    (In Thousands)
1997                                                                  $1,315,198
1998                                                                     574,858
1999                                                                     100,833
2000                                                                      78,346
2001 and thereafter                                                          292
  Total time deposits                                                 $2,069,527

     Short-term borrowed funds outstanding at December 31, 1996 and 1995 consisted of the following:

                                                                                                              1996       1995
                                                                                                              (In Thousands)
FHLB short-term advances                                                                                    $ 50,000    100,000
Master notes                                                                                                  84,867     16,720
Treasury tax and loan depository note account                                                                 14,585     16,009
Securities sold under agreements to repurchase                                                                 9,799     45,230
  Total short-term borrowed funds                                                                           $159,251    177,959

     The short-term FHLB advances were drawn under CCB's $600 million FHLB line of credit and are secured by a blanket collateral agreement on CCB's mortgage loan portfolio. Master note borrowings are unsecured obligations of the Corporation which mature daily. The master notes bore a weighted average interest rate of 4.33% at December 31, 1996. The treasury tax and loan depository note account is payable on demand and is collateralized by various investment securities with book values of $29,555,000 and market values of $29,701,000 at December 31, 1996. Interest on borrowings under this arrangement is payable at .25% below the weekly federal fund rate as quoted by the Federal Reserve.
                                       41

     The following table presents certain information for securities sold under agreements to repurchase. These short-term borrowings by CCB are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with carrying and market values of $73,379,000 at December 31, 1996. The securities collateralizing the short-term borrowings have been delivered to a third-party custodian for safekeeping. Following is a summary of this type of borrowing for the three previous years:

                                                                                                     1996         1995      1994
                                                                                                           (In Thousands)
Balance at December 31                                                                              $ 9,799      45,230    45,550
Weighted average interest rate at December 31                                                          4.36%       4.62      4.48
Maximum amount outstanding at any month end during the year                                         $14,631      45,230    45,932
Average daily balance outstanding during the year                                                   $ 7,675       6,788    39,211
Average annual interest rate paid during the year                                                      4.22%       4.95      3.16

     The Corporation has an unsecured $30 million line of credit with a commercial bank. No draws were outstanding as of December 31, 1996 or 1995 and the maximum outstanding during 1995 was $5,000,000. No draws were outstanding during 1996. Interest expense on the draws from the line of credit totaled $2,000 during 1995 and $24,262 during 1994.
(9) LONG-TERM DEBT
     Following is a summary of long-term debt at December 31, 1996 and 1995:

                                                                                                               1996       1995
                                                                                                               (In Thousands)
Mortgage payable at 9%, collateralized by bank premises                                                       $   128       145
Federal Home Loan Bank advances maturing through 2014                                                          24,735    36,990
6.75% subordinated notes                                                                                       32,985    32,985
Collateralized mortgage obligations                                                                                --     8,873
  Total long-term debt                                                                                        $57,848    78,993

     The FHLB long-term advances are primarily at fixed rates of 3.00% to 8.63% and are collateralized by liens on first mortgage loans with book values not less than the outstanding principal balance of the obligations. The FHLB long-term advances were drawn primarily to fund matched maturity loans. Interest on the FHLB long-term advances totaled $1,951,000 in 1996, $2,657,000 in 1995 and $2,253,000 in 1994.
     In 1993, the Corporation issued $40,000,000 of 6.75% subordinated notes due December 1, 2003. Interest on the notes is payable semi-annually on June 1 and December 1. The notes are not redeemable prior to maturity and there is no sinking fund. The notes are unsecured and subordinated to all present and future senior indebtedness of the Corporation. During 1995, the Corporation repurchased and extinguished $7,015,000 of the subordinated notes with a resulting gain of $880,000. Interest on the subordinated notes totaled $2,226,000 in 1996, $2,249,000 in 1995 and $2,700,000 in 1994.
     In connection with the acquisition of certain assets and assumption of certain liabilities of a savings and loan association, the Corporation assumed the liabilities of HMAC including collateralized mortgage obligations (the "CMO's") which were collateralized by FNMA mortgage-backed securities, short-term investments and time deposits in other banks and bore a contractual 11% interest rate, payable quarterly. The CMO's were redeemed at par value on February 1, 1996, the earliest available redemption date.
     Maturities of long-term debt are as follows:

                                                                        Total
Year Ending December 31                                               Maturities
                                                                    (In Thousands)
1997                                                                   $  4,855
1998                                                                        869
1999                                                                        783
2000                                                                        838
2001                                                                        896
Thereafter                                                               49,607
  Total                                                                $ 57,848

(10) EMPLOYEE BENEFIT PLANS
  PENSION PLAN
     The Corporation has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The pension plan, which makes provisions for early and delayed retirement as well as normal retirement, provides participants with retirement benefits based on credited years of service and an average salary for the five consecutive years within the last ten years preceding normal retirement that will produce the highest average salary. In 1996, 1995 and 1994, the Corporation contributed $2,928,000, $680,000 and $2,330,000 to the pension plan. On July 1, 1995, Security Capital's noncontributory pension plan was merged with and into the Corporation's pension plan.
     The pension expense components for the years ended December 31, 1996, 1995 and 1994 are shown below:

                                                                                                        1996      1995      1994
                                                                                                             (In Thousands)
Service cost of benefits earned during the period                                                      $2,845     2,343     2,306
Interest cost on projected benefit obligation                                                           3,551     3,335     2,987
Return on pension plan assets                                                                          (8,178)   (8,074)      286
Net amortization and deferral                                                                           4,008     4,396    (3,767)
Gain on curtailment                                                                                        --      (176)       --
  Net pension expense                                                                                  $2,226     1,824     1,812

     At December 31, 1996, pension plan assets consist primarily of corporate stocks and bonds including 23,150 shares of the Corporation's common stock. All plan assets are held and administered by CCB in a trust fund. The funded status of the Corporation's pension plan and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1996 and 1995 are shown below:

                                                                                                                December 31,
                                                                                                               1996       1995
                                                                                                               (In Thousands)
Actuarial present value of accumulated benefit obligations:
  Vested                                                                                                      $41,823    35,932
  Nonvested                                                                                                       427       403
    Accumulated benefit obligation                                                                            $42,250    36,335
Pension plan assets at fair value (primarily listed stocks and bonds)                                         $57,544    48,512
Projected benefit obligation                                                                                   52,803    53,196
Pension plan assets in excess of (less than) projected benefit obligation                                       4,741    (4,684)
Unrecognized prior service costs, includes impact of plan amendments                                            2,957       692
Unrecognized net (gain) loss                                                                                   (9,962)    1,350
Unrecognized net excess pension plan assets at transition                                                        (642)     (965)
Accrued pension expense                                                                                       $(2,906)   (3,607)

     Assumptions used in computing the actuarial present value of the projected benefit obligation were as follows:

Discount rate                                                                                                    7.75%     7.25
Rate of increase in compensation level of employees                                                              6.00%     6.00
Expected long-term rate of return on pension plan assets                                                         8.00%     8.00

  SAVINGS AND PROFIT SHARING PLANS
     The Corporation has a Retirement Savings Plan covering substantially all employees with one year's service. Under the plan, employee contributions are partially matched by the Corporation. In addition, the Corporation may make discretionary contributions to the plan. Total expense under this plan was $2,069,000, $2,056,000 and $1,896,000 in 1996, 1995 and 1994, respectively.
  STOCK OPTIONS, RESTRICTED STOCK AND OTHER INCENTIVE PLANS
     See Note 11 for additional information about the Corporation's stock option and restricted stock plans.
     In 1994, the Corporation adopted the Long-Term Incentive Plan which was designed to attract, retain and motivate key employees as well as to provide a competitive reward for achieving longer-term goals, provide balance to short-term incentive
                                       43
awards, and reinforce a one-company perspective. Under this plan, performance-based stock and cash incentives and other equity-based incentives can be awarded. A maximum of 500,000 shares of the Corporation's common stock are available for award under this plan. As of December 31, 1996, a total of 138,304 stock options to purchase shares of the Corporation's common stock and 4,000 restricted shares of the Corporation's common stock had been awarded. The options vest ratably over a three-year period and the restricted shares vest ratably over a two-year period. No other awards have been made under this plan.
     During 1993, the Corporation adopted nonstatutory and incentive stock option plans as part of the acquisition of financial institutions by the Corporation. The stock options were granted to the directors and certain officers of the acquired financial institutions entitling them to purchase shares of the Corporation's common stock. The options are earned and exercisable over a period of up to 10 years. The Corporation continued in effect Security Capital's nonstatutory and incentive stock option plans in force at the date of the Merger. The stock options under these plans were granted to directors and certain officers of Security Capital's subsidiary banks and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years and certain of the stock options included vesting provisions of up to five years. All stock options outstanding at the time of the Merger were converted into options to acquire common stock of the Corporation and became fully vested. No additional options have been granted under the Security Capital option plans.
     The Corporation had a Restricted Stock Plan in effect until December 31, 1993 which was designed to provide long-term incentive compensation to certain officers of the Corporation and its subsidiaries. Total expense under this plan was $115,000, $236,000, and $258,000 in 1996, 1995 and 1994, respectively.
Restrictions on shares remaining under this plan lapsed in 1996. During 1993, the Corporation adopted MRPs covering certain officers and directors of the Subsidiary Banks. Shares of the Corporation's common stock awarded under the MRPs vest over periods of up to five years. A participant becomes fully vested in the event of the participant's death or disability. Total expense under the MRPs was $996,000, $1,701,00 and $1,495,000 for 1996, 1995 and 1994,
respectively.
     The Corporation has a Performance Unit Plan, which operates in conjunction with the Restricted Stock Plan and the Long-Term Incentive Plan, covering certain senior officers of the Corporation and its subsidiaries. Under this plan, eligible participants have been awarded performance units which have a value in range from $0 to $200 each with a target value of $100 each. At December 31, 1996, a total of 15,470 units were outstanding and will be deemed earned if and to the extent the Corporation and its subsidiaries meet profit objectives established by the Board of Directors over the three-year period ended December 31, 1998. Total expense under this plan was $1,087,000, $497,000, and $133,000 for 1996, 1995 and 1994, respectively.
     CCB has a Management Performance Incentive Plan covering certain officers. The total award is based on a percentage of base salary of the eligible participants and financial performance of the Corporation as compared to certain targets established by the Corporation's Board of Directors. Total expense under this plan was $2,524,000, $2,653,000 and $1,605,000 in 1996, 1995 and 1994,
respectively.
  POSTRETIREMENT HEALTH AND LIFE INSURANCE PLAN
     The Corporation maintains a defined dollar benefit plan which provides postretirement health and life insurance for all employees who retire after age 55 with ten years of service. The Corporation is required to recognize the accumulated obligation for the Corporation's health care and life insurance plans as well as the periodic costs of providing these coverages for retirees.
                                       44

     The following table sets forth the plan's funded status and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1996 and 1995:

                                                                                                                  December 31
                                                                                                                1996       1995
                                                                                                                (In Thousands)
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees                                                                                                     $ 4,140     3,791
  Active employees -- fully eligible                                                                             1,000       885
  Active employees -- not fully eligible                                                                         1,900     1,200
    Accumulated postretirement benefit obligation                                                                7,040     5,876
Plan assets at fair value                                                                                           --        --
Accumulated postretirement benefit obligation in excess of plan assets                                          (7,040)   (5,876)
Unrecognized net losses                                                                                          1,985     1,309
Accrued postretirement benefit expense                                                                         $(5,055)   (4,567)

     The accumulated postretirement benefit obligations at December 31, 1996 and 1995 were determined using discount rates of 7.75% for 1996 and 7.25% for 1995.
     Net periodic postretirement benefit expense charged to operations for the years ended December 31, 1996, 1995 and 1994 included the following components:

                                                                                                             1996    1995    1994
                                                                                                                (In Thousands)
Service cost of benefits earned during the period                                                            $214    126     147
Interest cost on accumulated benefit obligation                                                               471    412     389
Net amortization and deferral                                                                                 127     34      94
  Net postretirement benefit expense                                                                         $812    572     630

     The health care trend rate was projected to be 8.00% for 1996, 7.00% for 1997 and gradually decrease to 5.00% for 1999 and thereafter. A 1% increase in the assumed health care trend rates would result in a $32,000 increase in net periodic postretirement benefits expense and a $442,000 increase in the accumulated postretirement benefit obligation.
(11) SHAREHOLDERS' EQUITY
  STOCK OPTIONS AND RESTRICTED STOCK
     Under various stock option plans adopted by the Corporation, options may be periodically granted to directors, officers and other key personnel at a price not less than the fair market value of the shares at the date of grant. Options granted under the various plans must be exercised over the applicable exercise period or they will be forfeited. The exercise periods for options granted under the various plans are determined at the date of grant and are for periods no longer than 10 years.
     The Corporation has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options as permitted under SFAS No. 123. In accordance with APB No. 25, no compensation expense is recognized by the Corporation when stock options are granted because the exercise price of the Corporation's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Corporation's stock option plans been determined consistent with SFAS No. 123, the Corporation's net income and net income per share would not have been materially different than reported. The effects of applying SFAS No. 123 in 1996 are not necessarily indicative of future amounts.
     The average fair value of options granted approximated $11.41 in 1996 and $8.66 in 1995. The fair values of the 1996 and 1995 option grants are estimated on the date of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.3%, expected volatility of 20.26%, risk-free interest rate of 6.15% and an expected average life of five years. A summary of the Corporation's stock option activity and related information for the years ended December 31 follows:
                                       45

                                                                                              Outstanding
                                                                                                      Weighted
                                                                                                      Average     Exercisable
                                                                                           Option     Exercise    Option
                                                                                           Shares      Price      Shares
At December 31, 1993                                                                       332,314     $21.35
Granted                                                                                     91,340      31.24
Exercised                                                                                  (47,020)      9.83
Forfeited                                                                                   (1,593)     37.01
At December 31, 1994                                                                       375,041      25.14     315,848
Granted                                                                                     55,470      36.75
Exercised                                                                                  (74,842)     19.28
Forfeited                                                                                     (826)     43.49
At December 31, 1995                                                                       354,843      28.14     266,010
Granted                                                                                     60,140      50.06
Exercised                                                                                 (145,057)     18.44
Exchanged for cash value                                                                      (130)     33.50
Forfeited                                                                                   (1,044)     33.33
At December 31, 1996                                                                       268,752     $38.26     164,095
                                                                                         Execisable
                                                                                         Weighted
                                                                                         Average
                                                                                         Exercise
                                                                                          Price
At December 31, 1993
Granted
Exercised
Forfeited
At December 31, 1994                                                                      $23.27
Granted
Exercised
Forfeited
At December 31, 1995                                                                      $25.48
Granted
Exercised
Exchanged for cash value
Forfeited
At December 31, 1996                                                                      $34.34

     Exercise prices for options outstanding as of December 31, 1996 ranged from $7.12 to $50.06. The following table summarizes information about the Corporation's stock options outstanding at December 31, 1996:

                               Options Outstanding                 Options Exercisable
                                  Weighted                                     Weighted
                                   Average        Weighted                      Average
    Range of          Number        Years         Average          Number      Exercise
 Exercise Prices    of Options    Remaining    Exercise Price    of Options      Price
$7.12                   5,452        2.25          $ 7.12            5,452      $  7.12
$27.25 to $33.50       48,687        6.71           30.80           48,687        30.80
$36.63 to $38.75      154,473        7.87           37.11          109,956        37.26
$50.06                 60,140        9.25           50.06               --           --
$7.12 to $50.06       268,752        7.85          $38.26          164,095      $ 34.34

     During 1996, certain participants of the various stock option plans tendered 8,422 shares of the Corporation's common stock with a market value of $442,000 to exercise outstanding options and other participants elected to receive cash payments of $3,000 in lieu of exercising their options.
     Stock awarded under the Restricted Stock Plan and MRPs are subject to certain restrictions over a five-year period, during which time the holder is entitled to full voting rights and dividend privileges. Under the Restricted Stock Plan for certain officers of the Corporation and its subsidiaries, a maximum of 300,000 shares of the Corporation's common stock was available for award. The plan expired on December 31, 1993, no further grants will be awarded under the plan and there are no outstanding restricted shares as of December 31, 1996 as all restrictions lapsed in 1996 which contributed $548,000 to shareholders' equity. Under MRPs, 118,120 shares of the Corporation's common stock were awarded to directors and certain officers of certain of the Subsidiary Banks. The MRP shares will be earned in installments over a period of up to five years. During 1996, restrictions lapsed on 24,742 shares which increased shareholders' equity by $996,000.
     During 1996, 4,000 shares of the Corporation's common stock were awarded as restricted stock under the Long-Term Incentive Plan. The restricted stock award was recorded at its fair value of $200,000 on the date of grant.
  PREFERRED STOCK
     The Corporation is authorized to issue up to 5,000,000 shares of serial preferred stock. No shares of preferred stock have been issued or were outstanding at December 31, 1996 or 1995.
                                       46

  RIGHTS PLAN
     The Corporation adopted a Rights Agreement (the "Rights Agreement") which provides for a plan (the "Rights Plan"). For use in connection with the Rights Plan dated February 26, 1990 between the Corporation and CCB, the Corporation's Board of Directors has established a series of preferred stock designated as Series A Junior Participating Preferred Stock ("Series A Preferred") consisting of 200,000 shares and having certain special rights for purposes of dividends and other distributions, voting, dissolution and liquidation, and in connection with certain mergers of the Corporation. No shares of Series A Preferred have been issued.
     Under the Rights Plan, one Right was distributed during 1990 to the Corporation's shareholders for each of their shares of the Corporation's common stock. Also under the Rights Plan, after the date of the Rights Agreement and before the earlier of the "Distribution Date" (as defined below) or the date of redemption or expiration of the Rights, each new share of common stock issued after the date of the Rights Plan also has attached to it one Right.
     The Rights currently are not exercisable, but may become so in the future on a date (the "Distribution Date") which is 20 business days after (i) a public announcement that any person or group has become an "Acquiring Person" by acquiring beneficial ownership of 15% or more of the outstanding common stock of the Corporation, or (ii) the date of commencement by any person of, or the announcement by any person of his intention to commence, a tender or exchange offer which would result in his becoming an Acquiring Person. However, after the time any person becomes an Acquiring Person, all Rights held by or transferred to such person (or any associate or affiliate of such person) shall be void and of no effect.
     Until the Distribution Date, each Right will be evidenced by the certificate evidencing the common share to which it relates and may be transferred only with such common share, and the surrender for transfer of any common share certificate also will constitute the transfer of the Rights related thereto. After the Distribution Date, separate certificates evidencing each Right will be distributed to the record holders of the common stock to which such Rights are attached, and each such Right may then be exercised to purchase
 .01 of a share of Series A Preferred for a price of $100 (the "Purchase Price") (all as adjusted from time to time as described in the Rights Agreement). In the alternative (and subject to certain exceptions), after any person becomes an Acquiring person (i) each Right may be exercised to purchase the number of shares of the Corporation's common stock equal to the result obtained by multiplying the then current Purchase Price by the number of Series A Preferred interests covered by the Right, and dividing that product by 50% of the market price of a share of the Corporation's common stock, or (ii) unless the Acquiring Person has become the beneficial owner of more than 50% of the outstanding common stock, the Corporation's Board of Directors at its option may exchange one share of the Corporation's common stock, or a number of shares of Series A Preferred having voting rights equivalent to one share of common stock, for all or part of the outstanding Rights.
     If the Corporation is acquired in a merger or other business combination or if 50% of its consolidated assets or earning power is sold, each Right will entitle the holder, other than the Acquiring Person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the Right.
     The Rights will expire on February 26, 2000, and may be redeemed by the Corporation at any time prior to the acquisition by a person or group of 15% or more the outstanding common stock at a price of $.01 per Right.
  REGULATORY MATTERS
     The Corporation and the Subsidiary Banks are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived risk of assets and off-balance sheet instruments. As required by the Federal Deposit Insurance Corporation Improvement Act, the federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to weighted risk assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken could have a material effect on the Corporation's consolidated financial statements.
     For capital adequacy, the amounts and ratios are set forth in the table below. Tier I capital consists of common equity less goodwill and certain other intangible assets, and excludes the equity impact of adjusting available for sale securities to market value. The remainder of Total Capital is Tier II capital which includes subordinated notes and a limited amount of loan loss reserves, as defined according to regulatory guidelines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied. Management
                                       47
believes that as of December 31, 1996, the Corporation and the Subsidiary Banks meet all capital adequacy requirement to which they are subject.
     As of December 31, 1996 (the most recent notification), the Federal Deposit Insurance Corporation ("FDIC") categorized the Subsidiary Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Subsidiary Banks must meet minimum ratios for total risk-based, Tier 1 risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Subsidiary Banks' category.
     The risk-based capital and leverage ratios for CCB and CCB-Ga. are presented below. The capital ratios for the Corporation do not materially differ from those presented for CCB.

                                                                                                           CCB-Ga. as of December
                                                                                CCB as of December 31,               31,
                                                                                   1996         1995          1996         1995
                                                                                                  (In Thousands)
Tier 1 capital                                                                  $  443,709      400,068         8,338        7,296
Total capital                                                                      492,541      451,991         9,376        8,301
Risk weighted assets                                                             3,834,057    3,730,304        82,590       91,309
Adjusted quarterly average assets                                                5,232,473    4,929,860        96,602       21,913
Risk-based capital ratios:
  Tier 1 capital to risk weighted assets
    Actual                                                                           11.57%       10.72         10.10         7.99
    Regulatory minimum                                                                4.00         4.00          4.00         4.00
    Well-capitalized under prompt corrective action provisions                        6.00         6.00          6.00         6.00
  Total capital to risk weighted assets
    Actual                                                                           12.85        12.12         11.35         9.09
    Regulatory minimum                                                                8.00         8.00          8.00         8.00
    Well-capitalized under prompt corrective action provisions                       10.00        10.00         10.00        10.00
  Leverage ratio
    Actual                                                                            8.48         8.12          8.63        33.30
    Regulatory minimum                                                                4.00         4.00          4.00         4.00
    Well-capitalized under prompt corrective action provisions                        5.00         5.00          5.00         5.00

(12) SUPPLEMENTARY INCOME STATEMENT INFORMATION
     Following is a breakdown of the components of "other operating" expenses on the Consolidated Statements of Income:

                                                                                                      1996       1995      1994
                                                                                                           (In Thousands)
Advertising                                                                                          $ 5,741     4,014     3,494
External data processing services                                                                      3,621     3,430     3,737
FDIC special assessment                                                                                7,400        --        --
Deposit and other insurance                                                                            2,024     7,096     9,032
Postage and freight                                                                                    2,884     3,060     2,731
Printing and office supplies                                                                           4,124     3,645     3,415
Telecommunications                                                                                     3,943     3,538     3,533
Legal and professional fees                                                                            6,074     2,998     5,419
Amortization of intangible assets                                                                      3,714     4,258     2,876
Merger-related                                                                                            --    10,333     1,100
All other                                                                                             16,972    17,624    18,467
  Total other operating expenses                                                                     $56,497    59,996    53,804

     The FDIC special asessment was levied by the FDIC in the third quarter of 1996 to recapitalize the Savings Association Insurance Fund. CCB's original assessment was $8,400,000; during the fourth quarter of 1996, CCB successfully contested a portion of the assessment levied and received a $1,000,000 refund.
     The merger-related expense incurred in 1995 resulted from the Security Capital merger. The merger-related expense incurred in 1994 resulted from Security Capital's acquisition of a savings and loan association.
                                       48

(13) INCOME TAXES
     The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                                      1996       1995      1994
                                                                                                           (In Thousands)
Taxes currently payable:
  Federal                                                                                            $34,513    35,704    24,144
  State                                                                                                3,250     3,768     2,039
    Total current tax expense                                                                         37,763    39,472    26,183
Deferred income tax (benefit):
  Federal                                                                                             (2,611)   (7,429)    4,104
  State                                                                                                 (700)   (1,910)      556
    Total deferred tax expense (benefit)                                                              (3,311)   (9,339)    4,660
    Total income tax expense                                                                         $34,452    30,133    30,843

     Income tax expense for 1996 was favorably impacted by Congressional legislation enacted in 1996 that repealed the tax bad debt reserve method for thrift institutions and froze the amount of such reserves existing at December 31, 1987. Under the Internal Revenue Code of 1986, thrift institutions had been allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. A reduction of such reserves for purposes other than bad debt losses created income for tax purposes only, which was subject to the then current corporate income tax rates. Deferred tax liabilities totaling $1,553,000 had been previously recorded for Graham Savings' tax bad debt reserves. Due to the 1996 Congressional legislation, a federal income tax benefit of $1,358,000 and a state income tax benefit of $195,000 were recorded related to the Graham Savings' tax bad debt reserves, which can only be recaptured in certain remote circumstances. In 1994, as a result of a change in tax accounting method to the specific charge-off method for bad debts, Security Capital recorded additional federal income tax expense of $4,906,000 and additional state income tax expense of $694,000 to provide current and deferred tax liabilities for all thrift bad debt reserves.
     A reconciliation of income tax expense to the amount computed by multiplying income before income taxes by the statutory federal income tax rate follows:

                                                                                           Amount                % of Pretax Income
                                                                                  1996       1995      1994     1996    1995    1994
                                                                                                   (In Thousands)
Tax expense at statutory rate on income before income taxes                   $36,669    30,798    26,585    35.0%   35.0    35.0
State taxes, net of federal benefit                                             1,658     1,208     1,686     1.6     1.4     2.2
Increase (reduction) in taxes resulting from:
Tax law change regarding thrift bad debt reserve recapture                     (1,358)       --        --    (1.3)     --      --
  Thrift bad debt reserve recapture                                                --        --     4,906      --      --     6.5
  Tax-exempt interest on investment securities and loans                       (1,633)   (1,943)   (1,435)   (1.6)   (2.2)   (1.9)
  Other, net                                                                     (884)       70      (899)    (.8)     .1    (1.2)
Income tax expense                                                            $34,452    30,133    30,843    32.9%   34.3    40.6

     At December 31, 1996 and 1995, the Corporation had recorded net deferred tax assets of $7,807,000 and $1,530,000, respectively, which are included in "other assets" on the Consolidated Balance Sheets. A valuation allowance will be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, taxes paid during the carryback period exceed the Corporation's recorded net deferred tax asset. Consequently, management has determined that a valuation allowance for deferred tax assets was not required at December 31, 1996 and 1995. The sources and tax effects of cumulative temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1996 and 1995 are shown below:

                                                                                                               1996       1995
                                                                                                               (In Thousands)
Deferred tax assets:
  Reserve for loan losses                                                                                     $15,183     9,857
  Postretirement benefits                                                                                       2,024     1,828
  Deferred compensation                                                                                         2,290     2,089
  Other                                                                                                         2,358     2,703
    Total gross deferred tax assets                                                                            21,855    16,477
Deferred tax liabilities:
  Intangible assets                                                                                             2,157     2,742
  Deferred loan fees and costs                                                                                  2,445     1,282
  Premises and equipment                                                                                        2,153     1,935
  FHLB dividends                                                                                                1,756     1,756
  Unrealized gains on investment securities available for sale                                                  3,488     6,454
  Mortgage servicing rights gain                                                                                  820        --
  Other                                                                                                         1,229       778
    Total gross deferred liabilities                                                                           14,048    14,947
    Net deferred tax asset                                                                                    $ 7,807     1,530

(14) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK
  COMMITMENTS AND CONTINGENCIES
     The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2009. Total rental expense amounted to $4,571,000 in 1996, $4,557,000 in 1995 and $4,430,000 in
1994.
     A summary of noncancellable, long-term lease commitments at December 31, 1996 follows:

                                                                                                Type of Property
                                                                                               Real                       Total
Year Ending December 31                                                                      Property      Equipment    Commitments
                                                                                                        (In Thousands)
1997                                                                                        $     2,925        680           3,605
1998                                                                                              2,688        515           3,203
1999                                                                                              2,306        242           2,548
2000                                                                                              2,018         --           2,018
2001                                                                                              1,776         --           1,776
Thereafter                                                                                       17,372         --          17,372
  Total lease commitments                                                                   $    29,085      1,437          30,522

     Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1997.
     Certain legal claims have arisen in the normal course of business in which the Corporation and certain of its Subsidiary Banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on the Corporation's financial position or results of operations.
                                       50

     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 1996 and 1995, the Subsidiary Banks had commitments to extend credit of approximately $1.1 billion and $886 million. These amounts include unused credit card receivable and home mortgage equity lines of $392 million and $260 million, respectively, at December 31, 1996 and $280 million and $215 million, respectively, at December 31, 1995.
     Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $27 million and $24 million in outstanding standby letters of credit at December 31, 1996 and 1995.
  OFF-BALANCE SHEET RISK
     The Subsidiary Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of their customers and to reduce their own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and interest rate contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract or notional amount of these instruments reflects the extent of involvement that the Subsidiary Banks have in classes of financial instruments.
     The Subsidiary Banks use the same credit policies in making commitments to extend credit that are used for on-balance sheet instruments. For standby letters of credit, the Subsidiary Banks use a more strict credit policy due to the nature of the instruments. The Corporation's exposure to credit loss for commitments to extend credit and standby letters of credit in the event of the other party's nonperformance is represented by the contract amount of the instrument and is essentially the same as that involved in extensions of loans with collateral being obtained if deemed necessary.
     For interest rate contracts, the contract or notional amounts do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the contract. Management considers the credit risk of these contracts to be minimal and manages this risk through routine review of the counterparty's financial ratings. The Subsidiary Banks had no interest rate contracts at December 31, 1996 or 1995.
(15) DIVIDEND RESTRICTIONS
     Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to the Corporation in the form of cash dividends. In addition to restrictions under the General Statutes of North Carolina, there are regulatory capital requirements which must be met by the Subsidiary Banks. Under these requirements, the Subsidiary Banks have approximately $201,852,000 in retained earnings at December 31, 1996 that can be transferred to the Corporation in the form of cash dividends. Total dividends declared by the Subsidiary Banks to the Corporation in 1996 were $30,000,000.
     As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $313,332,000 at December 31, 1996 were restricted from transfer to the Corporation.
                                       51

(16) CCB FINANCIAL CORPORATION (PARENT COMPANY)
     CCB Financial Corporation's principal asset is the investment in its Subsidiary Banks and its principal source of income is dividends from the Subsidiary Banks. The Parent Company's Condensed Balance Sheets at December 31, 1996 and 1995 and the related Condensed Statements of Income and Cash Flows for the years ended December 31, 1996, 1995 and 1994 are as follows:
BALANCE SHEETS

                                                                                                                December 31
                                                                                                              1996       1995
                                                                                                              (In Thousands)
Cash and short-term investments                                                                             $ 94,195     18,496
Note receivable from subsidiary                                                                               10,000     10,000
Investment securities                                                                                            215         --
Loans                                                                                                         53,042     50,001
  Less reserve for loan losses                                                                                   690        650
    Net loans                                                                                                 52,352     49,351
Investments in subsidiaries                                                                                  485,644    449,542
Other assets                                                                                                   9,424      6,354
    Total assets                                                                                            $651,830    533,743
Master notes                                                                                                $ 84,867     16,720
Notes payable to subsidiary                                                                                   44,200     40,000
Subordinated notes                                                                                            32,985     32,985
Other liabilities                                                                                             11,547     10,521
    Total liabilities                                                                                        173,599    100,226
Shareholders' equity                                                                                         478,231    433,517
    Total liabilities and shareholders' equity                                                              $651,830    533,743

INCOME STATEMENTS

                                                                                                       Years Ended December 31
                                                                                                      1996       1995      1994
                                                                                                           (In Thousands)
Dividends from subsidiaries                                                                          $30,000    38,100     9,560
Interest income                                                                                        8,010     4,271     2,870
Other income                                                                                               5       883        --
Management fees                                                                                           --        --       748
    Total operating income                                                                            38,015    43,254    13,178
Interest expense                                                                                       7,342     4,527     2,724
Provision for loan losses                                                                                 40       650        --
Merger-related expense                                                                                    --     2,761        --
Management fees                                                                                          150       120        --
Other operating expenses                                                                                 898       756       894
    Total operating expenses                                                                           8,430     8,814     3,618
Income before income taxes                                                                            29,585    34,440     9,560
Income taxes                                                                                            (145)     (314)       --
Income before equity in undistributed net income of subsidiaries                                      29,730    34,754     9,560
Equity in undistributed net income of subsidiaries                                                    40,585    23,106    35,551
Net income                                                                                           $70,315    57,860    45,111

STATEMENTS OF CASH FLOWS

                                                                                                      Years Ended December 31
                                                                                                     1996       1995       1994
                                                                                                           (In Thousands)
Net cash provided by operating activities                                                          $ 29,469     35,494     14,270
Investment in subsidiaries                                                                               --        976         --
Purchase of investment securities                                                                      (215)        --         --
Net increase in loans                                                                                (3,041)   (50,001)        --
Net decrease in loans to subsidiaries                                                                    --     11,940     11,325
    Net cash provided (used) by investing activities                                                 (3,256)   (37,085)    11,325
Increase (decrease) in master notes                                                                  68,147     16,720         --
Increase (decrease) in short-term borrowed funds                                                         --     (5,000)     5,000
Proceeds from issuance of debt to subsidiaries                                                        4,200     40,000         --
Repurchase and extinguishment of subordinated notes                                                      --     (7,015)        --
Purchase and retirement of common stock                                                                (997)    (4,432)   (15,530)
Cash dividends                                                                                      (24,095)   (22,114)   (17,588)
Other, net                                                                                            2,231      1,437        252
    Net cash provided (used) by financing activities                                                 49,486     19,596    (27,866)
Net increase (decrease) in cash and short-term investments                                           75,699     18,005     (2,271)
Cash and short-term investments at beginning of year                                                 18,496        491      2,762
Cash and short-term investments at end of year                                                     $ 94,195     18,496        491

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized consolidated quarterly financial data for the years ended December 31, 1996 and 1995 follows:

                                                                         1996                                  1995
                                                         4TH         3RD       2ND        1ST       4TH       3RD        2ND
                                                         QTR.        QTR.      QTR.       QTR.      QTR.      QTR.       QTR.
                                                                       (In Thousands Except for Per Share Data)
Interest income                                        $103,227    99,974     97,544     97,019    98,495    96,545     95,607
Interest expense                                         46,915    45,720     44,336     44,377    46,463    45,884     45,386
Net interest income                                      56,312    54,254     53,208     52,642    52,032    50,661     50,221
Provision for loan and lease losses                       3,800     3,850      3,150      2,000     2,407     2,027      1,599
Net interest income after provision for loan and
  lease losses                                           52,512    50,404     50,058     50,642    49,625    48,634     48,622
Other income                                             16,516    16,499     15,430     14,144    13,383    12,598     13,960
Other expenses                                           39,779    46,793     37,169     37,697    37,117    36,324     47,737
Income before income taxes                               29,249    20,110     28,319     27,089    25,891    24,908     14,845
Income taxes                                             10,085     5,075      9,975      9,317     8,828     8,198      5,657
Net income                                             $ 19,164    15,035     18,344     17,772    17,063    16,710      9,188
Net income per share                                   $   1.27      1.00       1.22       1.18      1.14      1.12        .62
                                                         1995
                                                         1ST
                                                         QTR.
Interest income                                         92,867
Interest expense                                        41,671
Net interest income                                     51,196
Provision for loan and lease losses                      2,150
Net interest income after provision for loan and
  lease losses                                          49,046
Other income                                            12,348
Other expenses                                          39,045
Income before income taxes                              22,349
Income taxes                                             7,450
Net income                                              14,899
Net income per share                                       .99

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Disclosure of fair value estimates of on- and off-balance sheet financial instruments is required under SFAS No. 107. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. Significant assets and liabilities that are not considered financial instruments include premises and equipment, intangibles assets, negative goodwill, the trust department and mortgage banking operations. In addition, the tax ramifications resulting from the realization of the unrealized gains and losses of the financial instruments would have a significant impact on the fair value estimates presented and have not been considered in any of the fair value estimates. Estimated fair values of certain on- and off-balance sheet financial instruments of the Corporation at December 31, 1996 and 1995 are presented below (in thousands):

                                                                                          1996                       1995
                                                                                  CARRYING       FAIR       Carrying       Fair
                                                                                   AMOUNT        VALUE       Amount        Value
Financial assets:
Cash, time deposits in other banks and other short-term investments              $  499,233      499,233      569,533      569,533
Investment securities                                                               979,340      983,581    1,039,732    1,044,701
Loans                                                                             3,737,891           --    3,312,944           --
  Reserve for loan losses                                                           (48,544)          --      (43,075)          --
    Net loans                                                                     3,689,347    3,741,507    3,269,869    3,331,144
Total financial assets                                                           $5,167,920    5,224,321    4,879,134    4,945,378
Financial liabilities:
Deposits                                                                         $4,589,534    4,599,582    4,297,411    4,303,581
Short-term borrowings                                                               159,251      159,251      177,959      177,959
Long-term debt                                                                       57,848       56,604       78,993       79,182
Total financial liabilities                                                      $4,806,633    4,815,437    4,554,363    4,560,722

     Fair value estimations are made at a point in time based on relevant market information and the characteristics of the on- and off-balance sheet financial instruments being valued. The estimated fair value presented does not represent the gain or loss that could result if the Corporation chose to liquidate all of its holdings of a financial instrument. Because no market exists for a large portion of the Corporation's financial instruments, fair value estimates are based on management's judgments about expected loss experience, current economic conditions, the risk characteristics of the individual financial instruments and other factors. Accordingly, these estimates are subjective in nature and involve a high degree of judgment and cannot be determined with a high degree of precision. Changes in assumptions and/or the methodology used could significantly impact the fair values presented above.
  FINANCIAL ASSETS
     The fair value of cash, time deposits in other banks and other short-term investments is equal to their carrying value due to the nature of those instruments. The fair value of investment securities is based on published market values and is calculated based upon the number of trading units of the financial instrument times its market price. The fair value of net loans is based on the discounting of scheduled cash flows through estimated maturity using market rates and management's judgment about the credit risk inherent in the different segments of the loan portfolio. Estimates of maturity, except for residential mortgage loans, are based on the stated term of the loan or the Corporation's estimates of prepayments considering current economic and lending conditions. Estimates of maturity for residential mortgage loans are based on prepayments estimated by secondary market sources.
  FINANCIAL LIABILITIES
     The fair value of noninterest-bearing deposits, savings and NOW accounts and money market accounts is the amount payable on demand at December 31, 1996 and 1995. The fair value of time deposits is estimated based on the discounted value of contractual cash flows using the currently offered rate for deposits with similar remaining maturities. Short-term borrowings are generally due within 90 days, and, accordingly, the carrying amount of these instruments is considered to be a reasonable approximation of their fair value. The estimated fair value of long-term debt is based on quoted market rates for the same or similar issues or is based on the market rates for debt of the same remaining maturities.
  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     The estimated fair value of commitments to extend credit and standby letters of credit are equal to their carrying value due to the majority of these off-balance sheet instruments having relatively short terms to maturity and being written at variable rates. The carrying amounts of commitments to extend credit and standby letters of credit are comprised of unamortized fee income, if
                                       54
any. These amounts are not material to the Corporation. The carrying amounts are reasonable estimates of the fair value of these off-balance sheet financial instruments due to their maturity and repricing terms.
(19) SUBSEQUENT EVENTS
     On January 31, 1997, the Corporation consummated the merger with Salem Trust Bank ("Salem Trust"), a $165 million bank headquartered in Winston-Salem, North Carolina. Under the terms of the merger agreement, the Corporation issued
 .36 of a share of the Corporation's common stock for each share of Salem Trust outstanding or approximately 680,000 shares of the Corporation's common stock. This business combination was accounted for as a pooling-of-interests combination, and accordingly, the Corporation's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Salem Trust.
     The following unaudited pro forma data summarizes the combined results of operations of the Corporation and Salem Trust as if the combination had been consummated on December 31, 1996.

                                                                                                  1996        1995        1994
                                                                                                 (In Thousands Except Per Share
                                                                                                             Data)
Total income                                                                                    $474,099     446,068     364,852
Net interest income after provision for loan and lease losses                                    209,825     200,148     177,127
Net income                                                                                        72,335      58,904      45,914
Earnings per share:
  Primary                                                                                           4.61        3.79        2.91
  Fully diluted                                                                                     4.61        3.77        2.90

     On February 18, 1997, the Corporation announced the signing of a definitive agreement to acquire American Federal Bank, FSB ("American Federal") headquartered in Greenville, South Carolina. American Federal has 40 banking offices located in northwest South Carolina and assets of $1.3 billion as of December 31, 1996. The transaction, which is to be accounted for as a pooling-of-interests, will result in the issuance of .445 shares of the Corporation's common stock in exchange for each share of American Federal's outstanding or approximately 5 million shares of the Corporation's stock. The acquisition is anticipated to be consummated in the third quarter of 1997 subject to the completion of due diligence and receipt of shareholder and regulatory approvals.
                                       55

     REPORT OF MANAGEMENT REGARDING RESPONSIBILITY FOR FINANCIAL STATEMENTS Management is responsible for the content of the financial information included in this annual report. The financial statements from which the financial information has been drawn are prepared in accordance with generally accepted accounting principles. Other information in this report is consistent with the financial statements.
     In meeting its responsibility, management relies on the system of internal accounting control and related control systems. Elements of these systems include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities, and programs of internal audits. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any system of internal control. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefit derived and that the evaluation of such cost and benefit necessarily requires estimates and judgments.
     KPMG Peat Marwick LLP, independent auditors, audited the Corporation's consolidated financial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits.
     The voting members of the Corporation's Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with management, the Corporation's internal auditors and the independent auditors to discuss audit, financial reporting, and related matters. KPMG Peat Marwick LLP and the internal auditors have direct access to the Audit Committee.
                                        ERNEST C. ROESSLER
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        W. HAROLD PARKER, JR.
                                        SENIOR VICE PRESIDENT AND CONTROLLER
January 21, 1997
                                       56

                          INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders
CCB Financial Corporation
     We have audited the consolidated balance sheets of CCB Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCB Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.
     On January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

                                                 /s/ KPMG PEAT MARWICK LLP
                                                  KPMG PEAT MARWICK LLP

Raleigh, North Carolina
January 21, 1997
                                       57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE

     There have been no disagreements with accountants on accounting and financial disclosures.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to CCB Financial Corporation's definitive Proxy Statement dated March 12, 1997 (the "Proxy Statement"), pages 7 to 8, under the heading "Proposal 3. Election of Directors" or appears under the heading "Executive Officers of the Registrant" in Part I. of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement, pages 9 to 14, under the headings "Compensation Committee Report", "Executive Compensation", "Pension Plan" and "Change in Control and Employment Arrangements".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement, pages 2 to 4, under the heading "Amount and Nature of Beneficial Ownership of Voting Securities".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement, page 16, under the heading "Transactions with Management".

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2.

     The financial statements and supplementary data listed in the index set forth in Item 8 of this report are filed as part of this report.

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

     (a) 3.

     Exhibits are listed in the Exhibit Index beginning on page 59 of this report.

     (b) Reports on Form 8-K:

     A report on Form 8-K dated October 4, 1996 was filed under Item 5 reporting the merger of Graham Savings Bank, Inc., SSB, into Central Carolina Bank and Trust Company.

     A report on Form 8-K dated November 21, 1996 was filed under Items 5 and 7 reporting the postponement of the Special Meeting of shareholders of Salem Trust Bank due to re-negotiation between the Registrant and Salem Trust Bank.

                            DESCRIPTION OF EXHIBITS
Amended Agreement of Combination among Registrant, Central Carolina Bank and Trust Company and
Salem Trust Bank
Amended and Restated Articles of Incorporation of Registrant
Amended and Restated Bylaws of Registrant
Rights Agreement dated February 26, 1990 between Registrant and Central Carolina Bank and Trust Company
Form of Indenture dated as of November 1, 1993, between Registrant and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held Description of Management Performance Incentive Plan of Central Carolina Bank and Trust Company
1993 Management Recognition Plan for CCB Savings Bank of Lenoir, Inc., SSB
1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB Amendment No. 1 to 1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB
1993 Incentive Stock Option Plan of Registrant
Long-Term Incentive Plan of Registrant
Security Capital Omnibus Stock Ownership and Long-Term Incentive Plan, as assumed by the Registrant
Omni Capital Group, Inc. 1988 Incentive Stock Option Plan, as assumed by the Registrant
Salem Trust Bank 1986 Incentive Stock Option Plan, as assumed by the Registrant Change of Control Agreement between Central Carolina Bank and Trust Company and Ernest C. Roessler
Change of Control Agreement between Central Carolina Bank and Trust Company and Richard L. Furr
Change of Control Agreement between Central Carolina Bank and Trust Company and
J. Scott Edwards
Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and David B. Jordan
Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and Lloyd G. Gurley
Subsidiaries of Registrant
Consent of KPMG Peat Marwick LLP
Financial Data Schedule
Registrant's Proxy Statement to Shareholders for the 1997 Annual Meeting of Shareholders
            COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
          W. HAROLD PARKER, JR., SENIOR VICE PRESIDENT AND CONTROLLER
                          OF CCB FINANCIAL CORPORATION
                                       59

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         CCB FINANCIAL CORPORATION
                                         By: /s/        ERNEST C. ROESSLER
                                                    ERNEST C. ROESSLER
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                         Date: March 11, 1997
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                              TITLE                             DATE
         /s/              ERNEST C. ROESSLER            President and Director                            March 11, 1997
                  ERNEST C. ROESSLER                      (Chief Executive Officer)
          /s/             JOHN M. BARNHARDT             Director                                          March 11, 1997
                  JOHN M. BARNHARDT
                                                        Director                                          March   , 1997
                 J. HARPER BEALL, III
                                                        Director                                          March   , 1997
                 JAMES B. BRAME, JR.
                                                        Director                                          March   , 1997
                  TIMOTHY B. BURNETT
         /s/                W. L. BURNS, JR.            Chairman of Board of Directors                    March 11, 1997
                   W. L. BURNS, JR.
          /s/              EDWARD S. HOLMES             Director                                          March 11, 1997
                   EDWARD S. HOLMES
                                                        Director                                          March   , 1997
                BONNIE MCELVEEN-HUNTER
          /s/               DAVID B. JORDAN             Director                                          March 11, 1997
                   DAVID B. JORDAN
                                                        Director                                          March   , 1997
                    OWEN G. KENAN

                                       60

                      SIGNATURE                                              TITLE                             DATE
          /s/             EUGENE J. MCDONALD            Director                                          March 11, 1997
                  EUGENE J. MCDONALD
                                                        Director                                          March   , 1997
             HAMILTON W. MCKAY, JR., M.D.
                                                        Director                                          March   , 1997
                   GEORGE J. MORROW
          /s/                ERIC B. MUNSON             Director                                          March 11, 1997
                    ERIC B. MUNSON
                                                        Director                                          March   , 1997
                 MILES J. SMITH, JR.
          /s/               JIMMY K. STEGALL            Director                                          March 11, 1997
                   JIMMY K. STEGALL
         /s/               H. ALLEN TATE, JR.           Director                                          March 11, 1997
                  H. ALLEN TATE, JR.
         /s/             JAMES L. WILLIAMSON            Director                                          March 11, 1997
                 JAMES L. WILLIAMSON
         /s/              DR. PHAIL WYNN, JR.           Director                                          March 11, 1997
                 DR. PHAIL WYNN, JR.
         /s/            W. HAROLD PARKER, JR.           Senior Vice President and Controller              March 11, 1997
                W. HAROLD PARKER, JR.                     (Chief Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit Number
 per Item 601 of                                                                                 Exhibit No. in
 Regulation S-K                                   Description                                    this Form 10-K
           (2)      Plan of acquisition, reorganization, arrangement, liquidation or succession.
                    a.  Amended Agreement of Combination among Registrant, Central Carolina
                        Bank and Trust Company and Salem Trust Bank is incorporated herein by reference from Appendix A of the Registrant's Registration
                        Statement No. 333-12437 on Form S-4.
           (3)      Articles of Incorporation and Bylaws.
                    a.  Registrant's Amended and Restated Articles of Incorporation are
                        incorporated herein by reference from Exhibit 3 of Registrant's Form
                        8-K dated May 19, 1995.
                    b.  Registrant's Amended and Restated Bylaws are incorporated by reference from Exhibit 3 of Registrant's Quarterly Report on Form
                        10-Q for the quarter ended September 30, 1996.
           (4)      Instruments defining the rights of security holders, including indentures.
                    a.  Rights Agreement dated February 26, 1990 between Registrant and
                        Central Carolina Bank and Trust Company is incorporated herein by reference from Exhibit 4 of Registrant's Current Report on Form 8-K dated February 26, 1990.
                    b.  Form of indenture dated November 1, 1993 between Registrant and Bank of New York as successor to Wachovia Bank of North Carolina, N.A.,
                        Trustee, pursuant to which Registrant's Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of the Registrant's Registration Statement No. 33-50793 on Form S-3.
           (10)     Material contracts.
                    a.  Description of Management Performance Incentive Plan of Central
                        Carolina Bank and Trust Company is incorporated herein by reference from Registrant's 1988 Annual Report on Form 10-K.
                    b.  1993 Management Recognition Plan for CCB Savings Bank of Lenoir,
                        Inc., SSB is incorporated herein by reference from Exhibit 28 of
                        Registrant's Registration Statement No. 33-61272 on Form S-8.
                    c.  1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir,
                        Inc., SSB is incorporated herein by reference from Exhibit 28 of
                        Registrant's Registration Statement No. 33-61268 on Form S-8.
                    d.  Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan for CCB
                        Savings Bank of Lenoir, Inc., SSB is incorporated herein by reference from Exhibit 10(G) of Registrant's Annual Report on Form
                        10-K for the year ended December 31, 1993.
                    e.  1993 Incentive Stock Option Plan of Registrant is incorporated herein by reference from Exhibit 28 of Registrant's Registration
                        Statement No. 33-61270 on Form S-8.
                    f.  Long-Term Incentive Plan of Registrant is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No.
                        33-54645 on Form S-8.
                    g.  Security Capital Omnibus Stock Ownership and Long-Term Incentive
                        Plan, as assumed by the Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No.
                        33-61791 on Form S-8.
                    h.  Omni Capital Group, Inc. 1988 Incentive Stock Option Plan, as
                        assumed by the Registrant, is incorporated herein by reference from
                        Exhibit 99 of Registrant's Registration Statement No. 33-61797 on
                        Form S-8.

 Exhibit Number
 per Item 601 of                                                                                 Exhibit No. in
 Regulation S-K                                   Description                                    this Form 10-K
                    i.  Salem Trust Bank 1986 Incentive Stock Option Plan, as assumed by the
                        Registrant, is incorporated herein by reference from Exhibit 99 of
                        Registrant's Registration Statement No. 333-22031 on Form S-8.
                    j.  Change of Control Agreement dated July 17, 1995 between Central
                        Carolina Bank and Trust Company and Ernest C. Roessler is
                        incorporated herein by reference from Exhibit 10.1 of Registrant's
                        Form 8-K dated July 17, 1995.
                    k. Change of Control Agreement dated July 17, 1995 between Central
                       Carolina Bank and Trust Company and Richard L. Furr is incorporated herein by reference from Exhibit 10.2 of Registrant's Form 8-K dated
                       July 17, 1995.
                    l.  Change of Control Agreement dated July 17, 1995 between Central
                        Carolina Bank and Trust Company and J. Scott Edwards is incorporated herein by reference from Exhibit 10.3 of Registrant's Form 8-K dated
                        July 17, 1995.
                    m.  Amended and Restated Employment Agreement by and between Registrant,
                        Central Carolina Bank and Trust Company and David B. Jordan dated
                        May 19, 1995 is incorporated herein by reference from Exhibit 10.1 of Registrant's Form 8-K dated May 19, 1995.
                    n.  Amended and Restated Employment Agreement by and between Registrant,
                        Central Carolina Bank and Trust Company and Lloyd G. Gurley dated
                        May 19, 1995 is incorporated herein by reference from Exhibit 10.3 of Registrant's Form 8-K dated May 19, 1995.
           (21)     Subsidiaries of Registrant.
                    A listing of the direct and indirect subsidiaries of Registrant is included in Note 1 to the Consolidated Financial Statements of
                    Registrant included in this Form 10-K.
           (23)     Consents of experts and counsel.
                    Consent of KPMG Peat Marwick LLP.                                           23
           (27)     Financial Data Schedule.                                                    27
           (99)     Additional exhibits.
                    Proxy Statement for 1997 Annual Meeting of Shareholders on April 15,        Not Required to
                    1997.                                                                       be Refiled