Form 10-Q
period 1997-03-31
CCB FINANCIAL CORP
filed 1997-05-12
CIK 714612

19

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the period ended March 31, 1997


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's clas ses of common stock, as of the latest practicable date.

       Common Stock, $5 Par value              15,786,460
            (Class of Stock)            (Shares outstanding
                                         as of May 1, 1997)
                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      March 31, 1997, December 31, 1996 and
      March 31, 1996                                        3

   Consolidated Statements of Income
      Three Months Ended March 31, 1997 and 1996            4

   Consolidated Statements of Shareholders' Equity
      Three Months Ended March 31, 1997 and 1996            5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1997 and 1996            6

   Notes to Consolidated Financial Statements
      Three Months Ended March 31, 1997 and 1996            7

 Item 2.
Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   16

 Signatures                                                 17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                             March 31,  December 31,  March 31,
                                                1997         1996        1996
                                              (In Thousands Except Share Data)
Assets:
Cash and due from banks                      $  144,637    209,038     196,280
Time deposits in other banks                     42,771     62,712      60,732
Federal funds sold and other short-
  term investments                              190,000    256,380     338,610
Investment securities:
  Available for sale (amortized costs of
    $1,116,512, $906,409 and $883,644)        1,112,702    915,178     888,101
  Held to maturity (market values of
    $85,444, $88,504 and $82,040)                82,152     84,262      78,106
Loans and lease financing (notes 3 and 5)     3,855,249  3,894,690   3,509,008
   Less reserve for loan and lease
     losses (note 4)                             50,135     50,547      45,653
     Net loans and lease financing            3,805,114  3,844,143   3,463,355
Premises and equipment                           68,647     68,487      69,193
Other assets (notes 5 and 6)                    122,059    118,483     108,725
       Total assets                          $5,568,082  5,558,683   5,203,102

Liabilities:
Deposits:
   Demand (noninterest-bearing)              $  593,843    609,704     548,221
   Savings and NOW accounts                     553,016    553,307     527,748
   Money market accounts                      1,425,921  1,411,625   1,357,541
   Jumbo time deposits                          384,742    407,850     305,034
   Consumer time deposits                     1,830,801  1,761,050   1,707,441
     Total deposits                           4,788,323  4,743,536   4,445,985
Short-term borrowed funds                       112,617    160,189     128,352
Long-term debt                                   56,726     57,848      71,054
Other liabilities                               107,681    101,253     103,263
       Total liabilities                      5,065,347  5,062,826   4,748,654

Shareholders' equity:
Serial preferred stock. Authorized
  5,000,000 shares; none issued                      -           -           -
Common stock of $5 par value. Authorized
  50,000,000 shares; 15,783,920,
  15,749,832 and 15,643,377 shares issued        78,920     78,749      78,217
Additional paid-in capital                      100,912    100,249      98,254
Retained earnings                               325,808    312,316     276,789
Unrealized gain (loss) on investment
   securities available for sale,
   net of applicable taxes                       (2,416)     5,281       2,686
Less: Unearned common stock held by
   management recognition plans                    (489)      (738)     (1,498)
       Total shareholders' equity               502,735    495,857     454,448
       Total liabilities and
         shareholders' equity                $5,568,082  5,558,683   5,203,102

See accompanying notes to consolidated financial statements.


              CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                      Three Months Ended March 31,
                                             1997         1996
                                   (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans and leases      $ 87,065     80,204
     Interest and dividends on investment
 securities:
  U.S. Treasury                               7,339      7,125
  U.S. Government agencies
   and corporations                           7,563      6,893
        States and political subdivisions
   (primarily tax-exempt)                     1,216      1,159
  Equity and other securities                   288        521
Interest on time deposits in other banks        852        884
       Interest on federal funds sold and
 other short-term investments                 3,131      2,966
      Total interest income                 107,454     99,752

Interest expense:
Deposits                                     46,664     43,800
Short-term borrowed funds                     1,781        867
Long-term debt                                  948      1,277
      Total interest expense                 49,393     45,944
Net interest income                          58,061     53,808
Provision for loan and lease
 losses (note 4)                              1,775      2,133

      Net interest income after provision
 for loan and lease losses                   56,286     51,675

Other income:
Service charges on deposit accounts           7,669      6,987
Trust and custodian fees                      1,798      1,674
Insurance commissions                         1,863      1,199
Merchant discount                             1,580      1,283
Other service charges and fees                1,221      1,424
Other                                         3,240      2,171
Investment securities gains                     121      1,303
Investment securities losses                   (65)    (1,318)
      Total other income                     17,427     14,723

Other expenses:
Personnel expense                            23,201     21,047
Net occupancy expense                         2,923      2,996
Equipment expense                             2,500      2,655
Other operating expenses                     12,351     11,986
Merger-related expense                        1,016          -
      Total other expenses                   41,991     38,684

Income before income taxes                   31,722     27,714
Income taxes                                 11,603      9,558
Net income                                 $ 20,119     18,156

Income per share                           $   1.28       1.16

Weighted average shares outstanding          15,764     15,585

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                                                 Unrealized
                                                                    Gain
                                                                 (Loss) on
                                                                 Investment
                                          Additional             Securities   Management     Total
                                 Common    Paid-In  Retained     Available   Recognition Shareholders'
                                 Stock     Capital   Earnings     for Sale      Plans        Equity
                                                  (In Thousands)
CCB Financial Corporation        $ 74,804     89,437    261,245        9,765    (1,734)      433,517
Salem Trust Bank                    3,993      6,345      3,270            -          -       13,608
Adjustments for pooling-of-
  interests (note 2)              (1,119)      1,119          -            -          -            -
Balance December 31, 1995,
  restated                         77,678     96,901    264,515        9,765    (1,734)      447,125

Net income                              -          -     18,156            -          -       18,156
Stock options exercised               539        807          -            -          -        1,346
Transactions pursuant to
  restricted stock plan                 -        546          -            -          -          546
Earned portion of management
  recognition plans                     -          -          -            -        236          236
Cash dividends ($.38 per share)         -          -    (5,882)            -          -      (5,882)
Change in unrealized gain
 (loss), net of applicable
 income taxes                           -          -          -      (7,079)          -      (7,079)

Balance March 31, 1996           $ 78,217     98,254    276,789        2,686    (1,498)      454,448


Balance December 31, 1996        $ 78,749    100,249    312,316        5,281      (738)      495,857

Net income                              -          -     20,119            -          -       20,119
Stock options exercised               171        663          -            -          -          834
Earned portion of management
  recognition plans                     -          -          -            -        249          249
Cash dividends ($.42 per share)         -          -    (6,627)            -          -      (6,627)
Change in unrealized gain
 (loss), net of applicable
 income taxes                           -          -          -      (7,697)          -      (7,697)

Balance March 31, 1997           $ 78,920    100,912    325,808      (2,416)      (489)      502,735

See accompanying notes to consolidated financial statements.



              CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                                             1997       1996
                                                              (In Thousands)

Operating activities:
Net income                                                   $20,119      18,156
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation, amortization and accretion                    4,014       2,845
   Provision for loan and lease losses                         1,775       2,133
   Net (gain) loss on sales of investment securities            (56)          16
   Sale of securitized mortgage loans at par                  25,658           -
   Sales of loans held for sale                               49,058      59,033
   Origination of loans held for sale                       (47,108)    (90,223)
   Changes in:
      Accrued interest receivable                            (1,678)         774
      Accrued interest payable                                 6,764       1,625
      Other assets                                             1,034       3,544
      Other liabilities                                        4,167       4,618
   Other operating activities, net                           (1,541)       (343)
      Net cash provided by operating activities               62,206       2,178

Investing activities:
Proceeds from:
   Maturities and issuer calls of investment securities
     held to maturity                                          2,104       1,972
   Sales of investment securities available for sale          10,761       9,355
   Maturities and issuer calls of investment securities
     available for sale                                       76,730     183,114
Purchases of:
   Investment securities held to maturity                          -     (1,964)
   Investment securities available for sale                (186,363)   (114,736)
   Premises and equipment                                    (2,303)     (2,322)
Net originations of loans and leases receivable            (104,122)    (28,192)
      Net cash provided (used) by investing activities     (203,193)      47,227

Financing activities:
Net increase in deposit accounts                              44,787      12,123
Net decrease in short-term borrowed funds                   (47,572)    (49,607)
Proceeds from issuance of long-term debt                          79           -
Repayments of long-term debt                                 (1,236)    (10,106)
Issuances of common stock from exercise of stock
  options, net                                                   834       1,346
Cash dividends paid                                          (6,627)     (5,882)
      Net cash used by financing activities                  (9,735)    (52,126)

Net decrease in cash and cash equivalents                  (150,722)     (2,721)
Cash and cash equivalents at beginning of year               528,130     598,343
Cash and cash equivalents at end of period                   377,408     595,622

Supplemental disclosure of cash flow information:
Interest paid during the period                               42,629      44,319
Income taxes paid during the period                              311         592
Supplemental disclosure of noncash investing and
 financing activities:
Securitization of mortgage loans                             112,648           -
Loans transferred to other real estate acquired
  through loan foreclosure                                       731         177
Change in market value of securities available for
  sale, net of deferred tax (benefit)
  of $(4,882) and $(4,684), respectively                     (7,697)     (7,079)
Lapse of restrictions on common stock                              -         546

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
              Three Months Ended March 31, 1997 and 1996
                              (Unaudited)


(1) Consolidation and Presentation

The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB") and Central Carolina Bank - Georgia. The consolidated financial statements also include the accounts and results of operations of CCB Investment and Insurance Service Corporation, CCBDE, Inc. and Southland Associates, Inc., wholly-owned subsidiaries of CCB. All significant intercompany accounts are eliminated in consolidation.

The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") on January 1, 1997. The implementation of this SFAS No. 125 did not have a material impact on the accompanying consolidated financial statements.

In addition to the restatement of prior year financial data for the merger discussed in Note 2, certain amounts for prior years have been reclassified to conform to the 1997 presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

(2)  Merger and Acquisition

On January 31, 1997, the Corporation merged with Salem Trust Bank ("Salem Trust"), a $165 million bank based in Winston-Salem, North Carolina. The merger was accounted for as a pooling-of interests and was effected through a tax-free exchange of stock. Each share of Salem Trust common stock outstanding on the merger date was converted into .36 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 680,000 shares of the Corporation's common stock and cash in lieu of fractional shares for all of the outstanding shares of Salem Trust.

In accordance with the accounting for poolings-of-interest, the financial statements of the Corporation have been restated to reflect the merger as if it had been effective as of the earliest period presented. Separate results of operations of the combining entities are as follows (in thousands):

                                        Year Ended December 31,
                                           1996         1995
Net interest income after
  provision for loan and lease
  losses:
    CCB Financial Corporation           $ 202,402   194,596
    Salem Trust Bank                        6,173     4,221
                                        $ 208,575   198,817

Net income:
    CCB Financial Corporation           $  70,315    57,860
    Salem Trust Bank                        2,020     1,044
                                        $  72,335    58,904

Net interest income after provision for loan and leases losses for the Corporation and Salem Trust has been adjusted from amounts previously reported to reflect certain reclassifications between interest income and expense and noninterest income and expense.

(3) Loans and Lease Financing

A summary of loans and lease financing at March 31, 1997 and 1996 follows (in thousands):

                                                 1997        1996
Commercial, financial and agricultural   $   556,222          501,925
Real estate-construction                     620,249          495,696
Real estate-mortgage                       2,115,239        1,921,424
Instalment loans to individuals              395,782          314,159
Credit card receivables                      186,918          189,684
Lease financing                               40,168           36,776
   Gross loans and lease financing         3,860,282        3,513,961
Less unearned income                           5,032            4,953
   Total loans and lease financing       $ 3,855,249        3,509,008

Loans held for sale totaled $13,375,000 and $51,394,000 at March 31, 1997 and 1996, respectively, and are reported at the lower of cost or market.

At March 31, 1997, impaired loans amounted to $9,920,000 compared to $9,135,000 at March 31, 1996. The related reserve for loan and lease losses on these loans amounted to $2,582,000 at March 31, 1997 and $1,377,000 at March 31, 1996.

(4) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the three months ended March 31, 1997 and 1996 (in thousands):

                                                 1997        1996
Balance at beginning of year                   $ 50,547     44,880
Provision charged to operations                   1,775      2,133
Recoveries of loans and leases previously
   charged-off                                      626        508
Loan and lease losses charged to reserve        (2,813)     (1,868)
Balance at end of period                       $ 50,135     45,653

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(5) Risk Assets

Following is a summary of risk assets at March 31, 1997 and 1996 (in thousands):

                                             1997         1996
Nonaccrual loans and lease financing $ 13,553 13,283 Other real estate acquired through
   loan foreclosures                         1,600       2,246
Accruing loans and lease financing
   90 days or more past due                  3,209       2,768
Total risk assets                         $ 18,362      18,297

(6) Mortgage Servicing Rights

A summary of mortgage servicing rights ("MSR") for the three months ended March 31, 1997 and 1996 follows (in thousands):

                                             1997         1996
  Capitalized MSRs at beginning of year   $ 2,776         916
  Capitalization of servicing               1,745         708
  Capitalized servicing sold              (1,950)         -
  Amortization of MSR                       (188)        (70)
  Capitalized MSRs at end of period       $ 2,383       1,554

Mortgage servicing sold during the three months ended March 31, 1997 resulted in a nominal gain. The fair value of mortgage servicing rights was $2,426,000 and 1,611,000 at March 31, 1997 and 1996,
respectively. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero in accordance with the accounting standards in effect at the time. No valuation allowance for capitalized MSRs was required at March 31, 1997 or 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina
Bank and Trust Company ("CCB") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBI"), CCBDE, Inc. and Southland Associates, Inc. for the three months ended March 31, 1997 and 1996. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On January 31, 1997, the Corporation effected a merger with Salem Trust Bank ("Salem Trust"), a $165 million bank headquartered in Winston-Salem, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Merger-related expense of $1.0 million (or $792,000 after-tax) was recorded at the date of merger.

Results of Operations - Three Months Ended March 31, 1997 and 1996 Income before merger-related expense amounted to $20.9 million for the three months ended March 31, 1997 compared to 1996's $18.2 million. Income per share before merger-related expense totaled $1.33 in 1997 compared to $1.16 in the first quarter of 1996. Returns before merger-related expense on average assets and shareholders' equity were 1.54% and 17.03%, respectively, in 1997 compared to 1996's 1.43% and 16.24%. Merger-related expense incurred during 1997's first quarter totaled $792,000 after-tax. Net income for the three months ended March 31, 1997 amounted to $20.1 million, an increase of $1.9 million from the same period in 1996. Net income per share was $1.28 in 1997, a $.12 increase from the 1996 period. Returns on average assets and average shareholders' equity in 1997 were 1.48% and 16.39%, respectively, compared to 1.43% and 16.24%, respectively, in the 1996 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $450.8 million or 9.4% in the 1997 period. Despite a favorable shift in the mix of interest-earning assets towards loans (74% of interest-earning assets in 1997 versus 72% in 1996), the overall yield on earning assets declined to 8.42% from 1996's 8.52%. The cost of interest-bearing funds increased by 1 basis point in the 1997 period to 4.59% and as a result the interest rate spread and net interest margin declined by 11 and 6 basis points, respectively, to 3.83% and 4.61%. As a result of the narrower interest rate spread and net interest margin, net interest income on a taxable equivalent basis only increased by $4.2 million or 7.4%.
                                                       Table 1

                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
              Three Months Ended March 31, 1997 and 1996

                                                                1997
                                                           Interest   Average
                                               Average     Income/     Yield/
                                                Balance     Expense      Rate
Earning assets:
Loans and lease financing (2)                 $3,905,349     87,139        9.02%
U.S. Treasury and agency obligations (3)         935,965     16,090        6.88
States and political subdivision obligations      82,357      1,822        8.85
Equity and other securities (3)                   16,708        288        6.90
Federal funds sold and other short-term
   investments                                   239,840      3,183        5.38
Time deposits in other banks                      66,026        852        5.23
    Total earning assets (3)                   5,246,245    109,374        8.42

Non-earning assets:
Cash and due from banks                          140,113
Premises and equipment                            68,972
All other assets, net                             67,514
    Total assets                              $5,522,844

Interest-bearing liabilities:
Savings and time deposits                     $4,147,388     46,664        4.56%
Short-term borrowed funds                        154,043      1,781        4.69
Long-term debt                                    57,502        948        6.60
    Total interest-bearing liabilities         4,358,933     49,393        4.59

Other liabilities and shareholders' equity:
Demand deposits                                  560,958
Other liabilities                                105,096
Shareholders' equity                             497,857
    Total liabilities and shareholders'
      equity                                  $5,522,844

Net interest income and net interest margin (4)             $59,981        4.61%

Interest rate spread (5)                                                   3.83%
                                                        Continued

                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, Continued
              Three Months Ended March 31, 1997 and 1996

                                                              1996
                                                            Interest  Average
                                                Average     Income/    Yield/
                                                Balance     Expense     Rate
Earning assets:
Loans and lease financing (2)                  3,477,305     80,374      9.28
U.S. Treasury and agency obligations (3)         910,865     15,152      6.65
States and political subdivision obligations      76,701      1,796      9.37
Equity and other securities (3)                   30,124        535      7.10
Federal funds sold and other short-term
   investments                                   229,589      3,033      5.31
Time deposits in other banks                      70,869        884      5.02
    Total earning assets (3)                   4,795,453    101,774      8.52

Non-earning assets:
Cash and due from banks                          159,928
Premises and equipment                            69,442
All other assets, net                             69,244
    Total assets                               5,094,067

Interest-bearing liabilities:
Savings and time deposits                      3,878,841     43,800      4.54
Short-term borrowed funds                         77,725        867      4.49
Long-term debt                                    76,072      1,277      6.71
    Total interest-bearing liabilities         4,032,638     45,944      4.58

Other liabilities and shareholders' equity:
Demand deposits                                  505,259
Other liabilities                                106,469
Shareholders' equity                             449,701
    Total liabilities and shareholders'
      equity                                   5,094,067

Net interest income and net interest margin (4)              55,830      4.67

Interest rate spread (5)                                                 3.94

__________________________________
(1) The taxable equivalent basis is computed using 35% federal and 7.50% in 1997 and 35% federal and 7.75% state tax rates in 1996 where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $2,488,000 and $2,908,000 for 1997 and 1996, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The provision for loan and lease losses for the first quarter of 1997 was $1.8 million compared to $2.1 million in 1996. Despite the loan growth experienced in the first quarter of 1997, a lower than normal provision was recorded due to the securitization of $139 million of mortgage loans. Of the $139 million in securities, $26 million were sold at par and the remaining $113 million were transferred to the available for sale investment portfolio. The reserve for loan and lease losses to loans and lease financing outstanding was 1.30% at March 31, 1997 and 1996. Net 1997 quarterly loan and lease charge-offs amounted to $2.2 million or .23% (annualized) of average loans and lease financing which exceeded the .16% (annualized) experienced in the first quarter of 1996, but was comparable to the .22% experienced during the second through the fourth quarter of 1996. The increased dollar level of charge-offs in 1997 was due primarily to charge-offs in the credit card portfolio as the net charge-off ratio, excluding credit cards, totaled .05% (annualized) for both 1997 and 1996.

Other income, excluding investment securities transactions, increased $2.6 million in the first quarter of 1997 to $17.4 million. The increase was due primarily to $1.1 million of income related to the previously mentioned securitization and sale of mortgages and a $682,000 increase in service charges on deposit accounts. The service charge increase resulted primarily from increased deposit volume and repricing of certain deposit services based upon the results of product profitability analysis. Brokerage and insurance commissions increased $664,000 from 1996 as the Corporation continued emphasizing investment services provided through CCBI's association with a registered securities broker-dealer.

Other expenses, excluding the previously discussed non-recurring merger-related expense of $1.0 million, increased in the 1996 period by $2.3 million. The increase is almost wholly explained by the increase in personnel expense which increased $2.2 million from 1996's level. The increase was due to general salary increases and a larger workforce which had the combined effect of increasing salary expense by $1.6 million with corresponding increases in employee benefits and payroll taxes. Despite the increased personnel expense, a comparison of assets per employee shows continuing improvement from $2.59 million of assets per employee at March 31, 1996 to $2.73 million per employee at March 31, 1997.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.72% for the three months ended March 31, 1997 from 1.90% for the same period in 1996. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) significantly improved from 54.83% for the three months ended March 31, 1996 to 52.93% for the same period in 1997. The improvement in both of these ratios, both of which were calculated excluding the impact of merger-related expense, indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended March 31, 1997 and 1996.

                                                1997      1996
Noninterest income                               1.28 %    1.16

Personnel expense                                1.70      1.66
Occupancy and equipment expense                   .39       .45
Other operating expense (1)                       .91       .95
Noninterest expense                              3.00      3.06

Net overhead                                     1.72 %    1.90
_______________________________
(1) Excludes merger-related expense of $1.0 million in 1997.


The effective income tax rate was 36.6% in 1997 compared to 34.5% in the same period of 1996. Non-deductible merger-related expense resulted in the higher effective tax rate experienced in 1997.

Financial Condition

Total assets have increased $365.0 million since March 31, 1996 due solely to net internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $5.1 billion for the quarter ended March 31, 1996 to $5.5 billion for the quarter ended March 31, 1997 and compare to $5.4 billion for the three months ended December 31, 1996.

At March 31, 1997, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $18.4 million or .48% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $18.3 million or .52% at March 31, 1996. Decreases in nonaccrual loans and leases and foreclosed real estate was offset by increases in accruing loans over ninety days past due. The reserve for loan and lease losses to risk assets was 2.73x at March 31, 1997 compared to 3.21x at December 31, 1996 and 2.50x at March 31, 1996.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.01% and 8.83% for the three months ended March 31, 1997 and 1996, respectively. Increases in this ratio since March 31, 1996 are due primarily to the retention of earnings.

The unrealized gains on investment securities available for sale, net of applicable taxes, decreased $7.7 million from December 31, 1996 in conjunction with declines in the financial markets to result in an unrealized loss at March 31, 1997 of $2.4 million.

The Corporation has increased its annual cash dividends consistently over the past 32 years. On April 15, 1997, the Board of Directors of the Corporation declared a regular quarterly dividend of $.42 payable on July 1, 1997 to shareholders of record June 16, 1997. Book value increased 9.6% to $31.85 per share at March 31, 1997 from 1996's level of $29.05. The previously mentioned decline in the unrealized gain
(loss) on investment securities available for sale, net of applicable taxes, decreased book value by $.15 per share.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines at March 31, 1997.


                      March 31,           Regulatory
Ratio               1997      1996         Minimums

Tier 1 Capital                              4.00%
  Corporation      11.93%     11.00
  CCB              12.05      11.45
  CCB-Ga.          10.82       4.74
Total Capital                               8.00
  Corporation      14.01      13.13
  CCB              13.29      12.97
  CCB-Ga.          12.10       5.35
Leverage                                    4.00
  Corporation       8.71       8.24
  CCB               8.66       8.31
  CCB-Ga.           7.82       8.67


Proposed Merger

On February 18, 1997, the Corporation announced that it had entered into a definitive agreement to acquire American Federal Bank, FSB ("American Federal") headquartered in Greenville, South Carolina. American Federal has 40 banking offices located in northwest South Carolina and assets of $1.3 billion as of December 31, 1996. Under the terms of the agreement, the Corporation will issue .445 shares of its common stock in exchange for each share of American Federal in a transaction designed to qualify as a tax-free exchange. The acquisition will be accounted for as a pooling-of-interests. The acquisition, which among other things, is subject to regulatory approval and approval by the Corporation's shareholders and American Federal's shareholders, is tentatively scheduled to be consummated early in the third quarter of 1997.

Accounting Issues

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of "primary" earnings per share with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS is computed similarly to "fully diluted" EPS under existing accounting rules. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Restatement of prior years' EPS is also required by SFAS No. 128. Assuming that SFAS No. 128 had been implemented, basic earnings per share would not have differed materially from those disclosed in the accompanying consolidated statements of income.

In February 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure". The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for the Corporation's financial statements as of September 30, 1998. The Corporation does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

(b).  Reports on Form 8-K:

        A report on Form 8-K dated January 31, 1997 was filed under Items 5 and 7 reporting the consummation of the merger with Salem Trust Bank.

        A report on Form 8-K dated February 17, 1997 was filed under Items 5 and 7 reporting the signing of a definitive agreement to acquire American Federal Bank, FSB.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: May 12, 1997                      /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        President and Chief
                                        Executive Officer


Date: May 12, 1997                      /s/ ROBERT L. SAVAGE, JR.
                                        Robert L. Savage, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer


Date: May 12, 1997                      /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)