Form 10-Q
period 1997-06-30
CCB FINANCIAL CORP
filed 1997-08-11
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended June 30, 1997


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $5 Par value            20,737,977
            (Class of Stock)            (Shares outstanding
                                       as of August 1, 1997)
                  CCB FINANCIAL CORPORATION

                          FORM 10-Q

                            INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      June 30, 1997, December 31, 1996 and
      June 30, 1996                                         3

   Consolidated Statements of Income
      Three and Six Months Ended June 30, 1997 and 1996     4

   Consolidated Statements of Shareholders' Equity
      Six Months Ended June 30, 1997 and 1996               5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1997 and 1996               6

   Notes to Consolidated Financial Statements
      Six Months Ended June 30, 1997 and 1996               7

 Item 2.
Management's Discussion and Analysis of
        Financial Condition and Results of Operations       11

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   18

 Signatures                                                 19


PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

         CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)              (Unaudited)
                                       June 30,   December 31,  June 30,
                                         1997         1996        1996
Assets:
Cash and due from banks            $     170,302     209,038     219,798
Time deposits in other banks              21,953      62,712      57,434
Federal funds sold and other
 short-term investments                  125,000     256,380     215,340
Investment securities:
  Available for sale                   1,136,421     915,178     907,546
  Held to maturity (market
    values of $86,118,
    $88,504 and $80,112)                  81,979      84,262      77,846
Loans and lease financing (notes
 2 and 4)                              3,979,080   3,894,690   3,613,214
  Less reserve for loan and
   lease losses (note 5)                  51,640      50,547      46,857
     Net loans and lease financing     3,927,440   3,844,143   3,566,357
Premises and equipment                    68,202      68,487      68,750
Other assets (notes 4 and 5)             127,667     118,483     104,862
     Total assets                  $   5,658,964   5,558,683   5,217,933

Liabilities:
Deposits:
  Demand (noninterest-bearing)     $     621,065     609,704     562,908
  Savings and NOW accounts               536,398     553,307     522,143
  Money market accounts                1,419,735   1,411,625   1,365,132
  Jumbo time deposits                    383,099     407,850     319,924
  Consumer time deposits               1,857,961   1,761,050   1,679,669
    Total deposits                     4,818,258   4,743,536   4,449,776
Other short-term borrowed funds          113,743     160,189     145,104
Long-term debt                           100,399      57,848      61,243
Other liabilities                        103,052     101,253      93,853
     Total liabilities                 5,135,452   5,062,826   4,749,976

Shareholders' equity:
Serial preferred stock. Authorized
 5,000,000 shares; none issued              --          --           --
Common stock of $5 par value.
 Authorized 50,000,000 shares;
 15,803,293, 15,749,832
 and 15,714,469 shares issued             79,016      78,749        78,572
Additional paid-in capital               101,588     100,249        99,526
Retained earnings                        340,225     312,316       289,939
Unrealized gain (loss) on invest-
 ment securities available for
 sale, net of applicable taxes             2,959       5,281         1,166
Less: Unearned common stock held
 by management recognition plans           (276)        (738)       (1,246)
      Total shareholders' equity         523,512     495,857       467,957
      Total liabilities and
       shareholders' equity        $   5,658,964   5,558,683     5,217,933

See accompanying notes to consolidated financial statements.



         CCB Financial Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended June 30,
                                                1997             1996
                                          (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans and leases     $    89,706               80,477
Interest and dividends on investment
 securities:
  U.S. Treasury                                 8,530                7,358
  U.S. Government agencies
   and corporations                             9,619                5,951
        States and political subdivisions
   (primarily tax-exempt)                       1,212                1,157
  Equity and other securities                     302                  514
Interest on time deposits in other banks          391                  699
      Interest on federal funds sold and
 other short-term investments                   1,662                3,684
      Total interest income                   111,422               99,840

Interest expense:
Deposits                                       48,151               43,215
Short-term borrowed funds                       1,305                1,633
Long-term debt                                    933                1,074
      Total interest expense                   50,389               45,922
Net interest income                            61,033               53,918
Provision for loan and lease
 losses (note 4)                                4,200                3,149

Net interest income after provision
 for loan and lease losses                     56,833               50,769

Other income:
Service charges on deposit accounts             8,172                7,320
Trust and custodian fees                        2,043                1,921
Insurance commissions                           1,706                1,458
Merchant discount                               1,845                1,414
Other service charges and fees                  1,325                1,439
Other                                           2,440                3,003
Investment securities gains                        17                   32
Investment securities losses                      (6)                  (6)
      Total other income                       17,542               16,581

Other expenses:
Personnel expense                              23,490               20,486
Net occupancy expense                           2,923                2,896
Equipment expense                               2,678                2,456
Other operating expenses                       13,247               12,339
Merger-related expense                              -                    -
      Total other expenses                     42,338               38,177

Income before income taxes                     32,037               29,173
Income taxes                                   10,987               10,305
Net income                                     21,050               18,868

Income per share                          $      1.33                 1.20

Weighted average shares outstanding            15,803               15,714

                 CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME, continued

                                               Six Months Ended June 30,
                                                      1997         1996
                                            (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans and leases       $  176,398              160,143
Interest and dividends on investment
 securities:
  U.S. Treasury                                 15,869               14,483
  U.S. Government agencies
   and corporations                             17,182               12,844
       States and political subdivisions
   (primarily tax-exempt)                        2,428                2,317
  Equity and other securities                      591                1,035
Interest on time deposits in other banks         1,242                1,583
Interest on federal funds sold and
 other short-term investments                    4,792                6,650
      Total interest income                    218,502              199,055

Interest expense:
Deposits                                        94,815               87,015
Short-term borrowed funds                        3,086                2,500
Long-term debt                                   1,881                2,352
      Total interest expense                    99,782               91,867
Net interest income                            118,720              107,188
Provision for loan and lease
 losses (note 4)                                 5,975                5,282
Net interest income after provision
 for loan and lease losses                     112,745              101,906

Other income:
Service charges on deposit accounts             15,841               14,307
Trust and custodian fees                         3,841                3,595
Insurance commissions                            3,569                2,657
Merchant discount                                3,425                2,697
Other service charges and fees                   2,546                2,862
Other                                            6,054                5,713
Investment securities gains                        138                1,335
Investment securities losses                       (71)              (1,324)
      Total other income                        35,343               31,842

Other expenses:
Personnel expense                               46,691               41,533
Net occupancy expense                            5,846                5,892
Equipment expense                                5,178                5,111
Other operating expenses                        25,598               24,325
Merger-related expense                           1,016                    -
      Total other expenses                      84,329               76,861

Income before income taxes                      63,759               56,887
Income taxes                                    22,590               19,863
Net income                                  $   41,169               37,024

Income per share                            $     2.61                 2.36

Weighted average shares outstanding             15,777               15,633

See accompanying notes to consolidated financial statements.

                                    CCB Financial Corporation and Subsidiaries
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     Six Months Ended June 30, 1997 and 1996
                                                     (Unaudited)

                                                                 Unrealized
                                                                    Gain
                                                                 (Loss) on
                                                                  Invest-
                                                                    ment                 Total
                                          Additional             Securities Management   Share-
                                  Common   Paid-In    Retained   Available Recognition holders'
                                  Stock    Capital    Earnings    for Sale    Plans      Equity
                                                      (In Thousands)
Balance December 31, 1995:
CCB Financial Corporation       $  74,804    89,437    261,245     9,765      (1,734)   433,517
Salem Trust Bank                    3,993     6,345      3,270         -           -     13,608
Adjustments for pooling-of-
 interests (note 2)                (1,119)   1,119           -         -           -          -
Balance December 31,
 1995, restated                     77,678  96,901      264,515    9,765      (1,734)   447,125

Net income                              -       -       37,024         -           -     37,024
Stock options exercised                609   1,243           -         -           -      1,852
Transactions pursuant to
 restricted stock plan                  -      546           -         -           -        546
Earned portion of management
 recognition plans                      -        -           -         -         488        488
Purchase and retirement
 of shares                             (96)   (901)          -         -           -       (997)
Conversion of debt securities          381   1,737           -         -           -      2,118
Cash dividends ($.76 per share)         -        -     (11,600)        -           -    (11,600)
Change in unrealized
 gain (loss), net of
 applicable income taxes                -        -           -     (8,599)         -     (8,599)

Balance June 30, 1996           $  78,572   99,526      289,939     1,166     (1,246)    467,957


Balance December 31, 1996       $  78,749  100,249      312,316     5,281       (738)    495,857

Net income                             -         -       41,169         -          -      41,169
Stock options exercised               239      951           -          -          -       1,190
Transactions pursuant to
 restricted stock plan                 28      388           -          -          -         416
Earned portion of management
 recognition plans                      -        -          -           -         462        462
Cash dividends ($.84 per share)         -        -     (13,260)         -           -    (13,260)
Change in unrealized
 gain (loss), net of
 applicable income taxes                -        -           -     (2,322)          -     (2,322)

Balance June 30, 1997           $  79,016   101,588      340,225    2,959        (276)   523,512

See accompanying notes to consolidated financial statements.



         CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended June 30, 1997 and 1996
                         (Unaudited)

                                                    1997         1996
                                                     (In Thousands)

Operating activities:
Net income                                     $    41,169      37,024
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, amortization and
   accretion, net                                    7,925       5,865
  Provision for loan and lease losses                5,975       5,282
  Net (gain) loss on sales of
   investment securities                              (67)         (11)
  Sale of securitized mortgage loans                25,658           -
  Sales of loans held for sale                      89,370     118,586
  Origination of loans held for sale              (90,113)     (60,796)
  Changes in:
    Accrued interest receivable                    (3,641)        1,135
    Accrued interest payable                        10,942        1,823
    Other assets                                    2,983)        4,490
    Other liabilities                              (6,620)       (2,680)
  Other operating activities, net                  (3,251)         (670)
      Net cash provided by operating
        activities                                  74,364      110,048

Investing activities:
Proceeds from:
  Maturities and issuer calls of invest-
   ment securities held to maturity                  2,272        9,030
  Sales of investment securities
   available for sale                               37,550       14,385
  Maturities and issuer calls of invest-
   ment securities available for sale              132,852      250,075
Purchases of:
  Investment securities held to maturity                 -       (8,735)
  Investment securities available for sale       (285,688)     (210,153)
  Premises and equipment                           (4,074)       (4,988)
Net originations of loans and
 leases receivable                               (226,838)     (224,809)
Net cash paid in dispositions                            -      (50,926)
    Net cash provided (used) by
     investing activities                        (343,926)     (226,121)

Financing activities:
Net increase in deposit accounts                    74,722        71,736
Net decrease in short-term borrowed funds         (46,446)       (32,855)
Proceeds from issuance of long-term debt            50,079             -
Repayments of long-term debt                       (7,598)       (17,834)
Issuances of common stock from exercise
 of stock options, net                               1,190         1,852
Purchase and retirement of common stock                  -          (997)
Cash dividends paid                               (13,260)       (11,600)
    Net cash used by financing activities           58,687        10,302

Net decrease in cash and cash equivalents        (210,875)      (105,771)
Cash and cash equivalents at beginning
 of year                                           528,130       598,343
Cash and cash equivalents at end of period     $   317,255       492,572

Supplemental disclosure of cash flow information:
  Interest paid during the period             $     38,451        44,121
  Income taxes paid during the period         $     23,213        18,872

Supplemental disclosure of noncash
investing and financing activities:
  Securitization of mortgage loans            $    112,648             -
  Loans transferred to other real estate
   acquired through loan foreclosure          $        731           715
  Change in market value of securities
   available for sale, net of deferred
   tax (benefit)of $(1,457)
   and $(5,607), respectively                 $    (2,322)        (8,599)
  Conversion of subordinated debt             $          -         2,118
  Lapse of restrictions on common
   stock, net of deferred taxes of $730       $          -           547

See accompanying notes to consolidated financial statements.

         CCB Financial Corporation and Subsidiaries
         Notes to Consolidated Financial Statements
           Six Months Ended June 30, 1997 and 1996
                         (Unaudited)


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

The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") on January 1, 1997. The implementation of SFAS No. 125 did not have a material impact on the accompanying consolidated financial statements.

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

         CCB Financial Corporation and Subsidiaries
         Notes to Consolidated Financial Statements


(3) Loans and Lease Financing

A summary of loans and lease financing at June 30, 1997 and 1996 follows (in thousands):

                                               1997           1996
Commercial, financial and agricultural   $    516,589           386,515
Real estate-construction                      650,963           541,217
Real estate-mortgage                        2,188,205         2,122,801
Instalment loans to individuals               401,655           346,387
Credit card receivables                       186,487           184,796
Lease financing                                40,183            36,232
   Gross loans and lease financing          3,984,082         3,617,948
Less unearned income                            5,002             4,734
   Total loans and lease financing       $  3,979,080         3,613,214

Loans held for sale totaled $14,951,000 and $8,759,000 at June 30, 1997 and 1996, respectively, and are reported at the lower of cost or market.

At June 30, 1997, impaired loans amounted to $8,430,000 compared to $15,704,000 at June 30, 1996. The related reserve for loan and lease losses on these loans amounted to $1,896,000 at June 30, 1997 and $2,835,000 at June 30, 1996.

 (4) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the six months ended June 30, 1997 and 1996 (in thousands):

                                             1997         1996
Balance at beginning of year              $ 50,547      44,880
Provision charged to operations              5,975       5,282
Recoveries of loans and leases
 previously charged-off                      1,199         984
Loan and lease losses charged to reserve    (6,081)     (4,289)
Balance at end of period                  $ 51,640      46,857

(5) Risk Assets

Following is a summary of risk assets at June 30, 1997 and 1996 (in thousands):

                                             1997         1996
Nonaccrual loans and lease financing $ 11,976 11,980 Other real estate acquired through
   loan foreclosures                         1,023       2,553
Accruing loans and lease financing
   90 days or more past due                  2,452       4,229
Total risk assets                         $ 15,451      18,762

         CCB Financial Corporation and Subsidiaries
         Notes to Consolidated Financial Statements


(6) Mortgage Servicing Rights

A summary of mortgage servicing rights ("MSR") for the six months ended June 30, 1997 and 1996 follows (in thousands):

                                             1997         1996
  Capitalized MSRs at beginning of year   $ 2,776         916
  Capitalization of servicing               2,331       1,462
  Capitalized servicing sold              (2,484)         -
  Amortization of MSR                        (558)       (170)
  Capitalized MSRs at end of period       $ 2,065       2,208

Mortgage servicing sold during the first quarter of 1997 resulted in a nominal gain. The fair value of mortgage servicing rights was $2,344,000 and $2,371,000 at June 30, 1997 and 1996, respectively.
Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero in accordance with the accounting standards in effect at the time. No valuation allowance for capitalized MSRs was required at June 30, 1997 or 1996.

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

(9)  Subsequent Event

On August 1, 1997, the Corporation consummated the merger with American Federal Bank, FSB ("American Federal"), headquartered in Greenville, South Carolina. American Federal, which is being operated as a wholly-owned subsidiary of the Corporation, had 40 banking offices located in northwest South Carolina and assets of $1.3 billion as of June 30, 1997. The merger was accounted for as a pooling-of-interests and accordingly, the Corporation's future historical consolidated financial statements will be restated to reflect the accounts and results of operations of American Federal as if the merger had been effective as of the earliest period presented. In connection with the merger, .445 shares of the Corporation's common stock were issued in exchange for each share of American Federal's outstanding stock, or approximately 4.9 million shares.

         CCB Financial Corporation and Subsidiaries
         Notes to Consolidated Financial Statements


(9)  Subsequent Event, continued

The following unaudited pro forma data summarizes the combined results of operations of the Corporation and American Federal as if the combination had been consummated on June 30, 1997.

                              Six Months
                              Ended June    Year Ended December 31
                               30, 1997    1996      1995    1994
                                (In Thousands Except Per Share Data)

Total income                  $315,440   580,006   548,329  454,107
Net interest income after
 provision for
 loan and leases losses        139,448   253,261   242,301  219,471
Net income                      52,372    84,807    74,391   60,642
Earnings per share:
   Primary                        2.52      4.23      3.71     2.97
   Fully diluted                  2.52      4.22      3.71     2.97

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina
Bank and Trust Company ("CCB") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBI"), CCBDE, Inc. and Southland Associates, Inc. for the six months ended June 30, 1997 and 1996. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On January 31, 1997, the Corporation effected a merger with Salem Trust Bank ("Salem Trust"), a $165 million bank headquartered in Winston-Salem, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Merger-related expense of $1.0 million (or $792,000 after-tax) was recorded at the date of merger.

Results of Operations - Three Months Ended June 30, 1997 and 1996
Net income for the three months ended June 30, 1997 amounted to $21.1 million, an increase of $2.2 million from the same period in 1996.
Net income per share was $1.33 in 1997, a $.13 increase from the 1996 period. Returns on average assets and average shareholders' equity in 1997 were 1.52% and 16.72%, respectively, compared to 1.47% and 16.60%, respectively, in the 1996 period.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $425.3 million or 8.7% in the 1997 period. During the second quarter, average loans increased at an annualized rate of 11.5% over the first quarter of 1997 with commercial loans growing by 16.3% and consumer loans showing 6.4% growth. In conjunction with the favorable shift in the mix of interest-earning assets towards higher-earning loans and investments, the overall yield on earning assets increased 20 basis points to 8.61%
from 1996's 8.41%. The cost of interest-bearing funds increased by 7 basis points in the 1997 period to 4.62%. As a result, the interest rate spread and net interest margin increased by 13 and 18 basis points, respectively, to 3.99% and 4.79%. Increased volume of earning assets and the rate earned on those assets, to a lesser degree, were responsible for the $11.8 million increase in interest income earned in the second quarter of 1997. Increases in savings and time deposit volume was the primary cause of the $4.5 million increase in deposit expense for the second quarter of June 1997. Net interest income on a taxable equivalent basis increased by $7.3 million or 13.1% during the 1997 period.

The provision for loan and lease losses for the second quarter of 1997 was $4.2 million compared to $3.1 million in 1996. Net 1997 second quarter loan and lease charge-offs amounted to $2.7 million or .28% (annualized) of average loans and lease financing compared to .22% (annualized) experienced in the second quarter of 1996. The increased charge-offs in 1997 was due primarily to a $350,000 commercial credit charge-off and charge-offs in the credit card portfolio as the net charge-off ratio, excluding credit cards, totaled .14% (annualized) for 1997 and .11% for 1996. The reserve for loan and lease losses to loans and lease financing outstanding was 1.30% at June 30, 1997 and 1996.

Other income, excluding investment securities transactions, increased $976,000 in the second quarter of 1997 to $17.5 million. The increase was due to the $852,000 increase in service charges on deposit accounts and the $431,000 increase in merchant discount. The service charge increase resulted primarily from increased deposit volume and repricing of certain deposit services based upon the results of product profitability analyses. The increase in merchant discount is due in part to seasonal increases in credit card activity. In 1996, the Corporation realized non-recurring gains totaling $650,000 from the sale of four branch offices and a former banking office.

                                                  Table 1

                  CCB FINANCIAL CORPORATION
      Average Balances and Net Interest Income Analysis
          Three Months Ended June 30, 1997 and 1996
        (Taxable Equivalent Basis - In Thousands) (1)


                                                 1997
                                               Interest   Average
                                   Average      Income/   Yield/
                                   Balance      Expense    Rate
Earning assets:
Loans and lease financing (2)   $  3,915,707     89,779      9.19 %
U.S. Treasury and agency
 obligations (3)                   1,123,218     19,603      6.98
States and political
 subdivision obligations              82,077      1,816      8.85
Equity and other securities (3)       16,960        303      7.14
Federal funds sold and other
 short-term investments              119,073      1,689      5.69
Time deposits in other banks          30,234        391      5.19
   Total earning assets (3)        5,287,269    113,581      8.61

Non-earning assets:
Cash and due from banks              147,865
Premises and equipment                69,037
All other assets, net                 62,407
   Total assets                 $  5,566,578

Interest-bearing liabilities:
Savings and time deposits       $  4,195,645     48,151      4.60 %
Short-term borrowed funds            115,064      1,305      4.55
Long-term debt                        56,195        933      6.65
   Total interest-bearing
    liabilities                    4,366,904     50,389      4.62

Other liabilities and
 shareholders' equity:
Demand deposits                      587,462
Other liabilities                    107,408
Shareholders' equity                 504,804
   Total liabilities and
    shareholders' equity        $  5,566,578

Net interest income and net
 interest margin (4)                         $   63,192      4.79 %

Interest rate spread (5)                                     3.99 %

                                                  Table 1, con't

                  CCB FINANCIAL CORPORATION
      Average Balances and Net Interest Income Analysis
          Three Months Ended June 30, 1997 and 1996
        (Taxable Equivalent Basis - In Thousands) (1)

                                                 1996
                                               Interest   Average
                                    Average    Income/    Yield/
                                    Balance    Expense    Rate
Earning assets:
Loans and lease financing (2)    $ 3,559,250     80,627   9.10 %
U.S. Treasury and agency
 obligations (3)                     870,657     14,398   6.62
States and political
 subdivision obligations              77,285      1,793   9.28
Equity and other securities (3)       28,503        527   7.40
Federal funds sold and other
 short-term investments              271,926      3,748   5.54
Time deposits in other banks          54,389        699   5.17
   Total earning assets (3)        4,862,010    101,792   8.41

Non-earning assets:
Cash and due from banks              169,181
Premises and equipment                70,158
All other assets, net                 52,916
   Total assets                  $ 5,154,265

Interest-bearing liabilities:
Savings and time deposits        $ 3,862,106     43,215   4.50 %
Short-term borrowed funds            133,497      1,633   4.92
Long-term debt                        64,227      1,074   6.69
   Total interest-bearing
    liabilities                    4,059,830     45,922   4.55

Other liabilities and
 shareholders' equity:
Demand deposits                      537,057
Other liabilities                    100,088
Shareholders' equity                 457,290
   Total liabilities and
    shareholders' equity         $ 5,154,265

Net interest income and net
 interest margin (4)                             55,870   4.61 %

Interest rate spread (5)                                  3.86 %

(1) The taxable equivalent basis is computed using 35% federal tax rates in 1997 and 1996 and state tax rates of 7.50% and 7.75% in 1997 and 1996, respectively, where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $1,979,000 and $2,443,000 for 1997 and 1996, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Other expenses increased in the 1997 period by $4.2 million. The increase is largely explained by the increase in personnel expense which increased $3.0 million from 1996's level. The increase was due to general salary increases, a larger workforce due to alternative delivery initiatives and a higher level of incentives paid for
performance-based compensation.   Despite the increased personnel
expense, a comparison of assets per employee shows continuing improvement from $2.61 million of assets per employee at June 30, 1996 to $2.69 million per employee at June 30, 1997.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets, excluding the impact of merger-related expense, increased to 1.78% for the three months ended June 30, 1997 from 1.69% for the same period in 1996. The increase was primarily due to the 9 basis point increase in personnel expense as a percentage of average assets. Despite the unfavorable increase in net overhead, the Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income), excluding the impact of merger-related expense, improved from 52.69% for the three months ended June 30, 1996 to 52.44% for the same period in 1997. The improvement in the efficiency ratio resulted primarily from the improved interest margin as previously discussed.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended June 30, 1997 and 1996.

                                                1997      1996
Noninterest income                               1.26 %    1.29
Personnel expense                                1.69      1.60
Occupancy and equipment expense                   .40       .42
Other operating expense (1)                       .95       .96
Noninterest expense                              3.04      2.98
Net overhead                                     1.78 %    1.69
_______________________________
(1) Excludes merger-related expense of $1.0 million in 1997.

The effective income tax rate was 34.3% in 1997 compared to 35.3% in the same period of 1996.

Results of Operations - Six Months Ended June 30, 1997 and 1996
Net income for the six months ended June 30, 1997 amounted to $41.2 million, an increase of $4.1 million from the same period in 1996.
Net income per share was $2.61 in 1997, a $.25 per share or 10.6% increase from the 1996 period. Returns on average assets and average shareholders' equity in 1997 were 1.50% and 16.56%, respectively, compared to 1.45% and 16.42%, respectively, in the 1996 period. Salem Trust merger-related expense incurred during the first quarter of 1997 totaled $792,000 after-tax or $.05 per share. Excluding the impact of the merger-related expense, returns on average assets and average equity for the six months ended June 30, 1997 would have been 1.53% and 16.88%, respectively.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Interest-earning assets increased by $438.1 million or 9.1% in the 1997 period. Despite a 7 basis point drop in the yield on loans, increased yields on investments and other earning assets and the mix of earning assets resulted in a 6 basis point increase in the yield on earning assets. Higher rates paid on money market accounts, retail certificates of deposit and jumbo certificates of deposit resulted in a 6 basis point increase in the rates paid on interest-bearing deposits. The increases in yield on interest-earnings assets and rates paid on interest-bearing deposits resulted in a flat interest rate spread compared to 1996. Due to an increased free liability contribution, the net interest margin rose 6 basis points to 4.68% compared to 1996's 4.62%.

                                                  Table 2

                  CCB FINANCIAL CORPORATION
      Average Balances and Net Interest Income Analysis
           Six Months Ended June 30, 1997 and 1996
        (Taxable Equivalent Basis - In Thousands) (1)

                                                 1997
                                               Interest   Average
                                    Average     Income/   Yield/
                                    Balance     Expense    Rate
Earning assets:
Loans and lease financing (2)    $  3,910,557    176,544     9.09 %
U.S. Treasury and agency
 obligations (3)                    1,030,108     35,693     6.93
States and political
 subdivision obligations               82,216      3,638     8.85
Equity and other securities (3)        16,836        591     7.02
Federal funds sold and other
 short-term investments               179,123      4,872     5.48
Time deposits in other banks           48,031      1,242     5.21
   Total earning assets (3)         5,266,871    222,580     8.50

Non-earning assets:
Cash and due from banks               144,010
Premises and equipment                 69,005
All other assets, net                  64,947
   Total assets                  $  5,544,833

Interest-bearing liabilities:
Savings and time deposits        $  4,171,650     94,815     4.58 %
Short-term borrowed funds             134,446      3,086     4.63
Long-term debt                         56,845      1,881     6.62
   Total interest-bearing
    liabilities                     4,362,941     99,782     4.61

Other liabilities and
 shareholders' equity:
Demand deposits                       574,283
Other liabilities                     106,259
Shareholders' equity                  501,350
   Total liabilities and
    shareholders' equity         $  5,544,833

Net interest income and net
 interest margin (4)                          $   122,798     4.68 %

Interest rate spread (5)                                     3.89 %

                                                  Table 2, con't

                  CCB FINANCIAL CORPORATION
      Average Balances and Net Interest Income Analysis
           Six Months Ended June 30, 1997 and 1996
        (Taxable Equivalent Basis - In Thousands) (1)


                                                 1996
                                               Interest   Average
                                    Average    Income/    Yield/
                                    Balance    Expense    Rate
Earning assets:
Loans and lease financing (2)    $ 3,518,278    160,463   9.16 %
U.S. Treasury and agency
 obligations (3)                     890,762     29,551   6.63
States and political
 subdivision obligations              76,993      3,589   9.32
Equity and other securities (3)       29,312      1,062   7.25
Federal funds sold and other
 short-term investments              250,758      6,782   5.44
Time deposits in other banks          62,629      1,583   5.08
   Total earning assets (3)        4,828,732    203,030   8.44

Non-earning assets:
Cash and due from banks              164,554
Premises and equipment                69,800
All other assets, net                 61,080
   Total assets                  $ 5,124,166

Interest-bearing liabilities:
Savings and time deposits        $ 3,870,473     87,015   4.52 %
Short-term borrowed funds            105,611      2,500   4.76
Long-term debt                        70,150      2,352   6.70
   Total interest-bearing
    liabilities                    4,046,234     91,867   4.56

Other liabilities and
 shareholders' equity:
Demand deposits                      521,158
Other liabilities                    103,278
Shareholders' equity                 453,496
   Total liabilities and
    shareholders' equity         $ 5,124,166

Net interest income and net
 interest margin (4)                            111,163   4.62 %

Interest rate spread (5)                                  3.88 %

(1) The taxable equivalent basis is computed using 35% federal tax rates in 1997 and 1996 and state tax rates of 7.50% and 7.75% in 1997 and 1996, respectively, where applicable.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $4,172,000 and $4,880,000 for 1997 and 1996, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The provision for loan and lease losses for the first six months of 1997 was $6.0 million compared to $5.3 million in 1996. The higher provision was recorded in 1997 due to the loan growth experienced in the first six months of 1997 and higher levels of charge-offs. Net charge-offs as a percentage of average loans were .25% in 1997 and
 .19% in 1996 (annualized). Excluding credit card net charge-offs, the ratios drop to .09% and .08% (annualized), respectively.

Other income, excluding investment securities transactions, increased $3.4 million in the first six months of 1997 to $35.3 million. The increase was due primarily to the $1.5 million increase in service charges on deposit accounts and the $1.4 million increase in income from mortgage banking operations. The deposit service charge increase resulted primarily from increased deposit volume. The increase in mortgage banking income resulted from gains on sales of mortgage loans and mortgage servicing. Other increases over 1996's levels included brokerage sales and insurance commissions ($912,000) and merchant discount ($728,000). As previously mentioned, $650,000 of one-time gains on disposals of branches and former banking offices experienced in 1996 were not present in 1997.

Other expenses, excluding the previously discussed non-recurring merger-related expense of $1.0 million, increased in the 1997 period by $6.5 million. The increase is primarily explained by the increase in personnel expense which increased $5.2 million from 1996's level. As discussed previously, the increase was due to general salary increases, a larger workforce due to alternative delivery initiatives and more emphasis on incentive-based compensation. Additional smaller increases were recognized for telecommunications, postage and freight and general insurance expenses.

As a result of the aforementioned changes, net overhead as a percentage of average assets, excluding the impact of merger-related expense, decreased to 1.74% for the six months ended June 30, 1997 from 1.76% for the same period in 1996. The Corporation's efficiency ratio, excluding the impact of merger-related expense, improved from 53.75% for the six months ended June 30, 1996 to 52.68% for the same period in 1997. The improvement in both of these ratios, both of which were calculated excluding the impact of merger-related expense, indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the six months ended June 30, 1997 and 1996.

                                                1997      1996
Noninterest income                               1.29 %    1.25
Personnel expense                                1.70      1.63
Occupancy and equipment expense                   .40       .43
Other operating expense (1)                       .93       .95
Noninterest expense                              3.03      3.01
Net overhead                                     1.74 %    1.76
_______________________________
(1) Excludes merger-related expense of $1.0 million in 1997.

The effective income tax rates were 35.4% in 1997 and 34.9% in 1996. Non-deductible merger-related expense resulted in the higher effective tax rate experienced in the first six months of 1997.

Financial Condition

Total assets have increased $441 million since June 30, 1996 due solely to internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $5.1 billion for the six months ended June 30, 1996 to $5.5 billion for the six months ended June 30, 1997.

At June 30, 1997, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $15.4 million or .39% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $18.8 million or .52% at June 30, 1996. Decreases in foreclosed real estate and accruing loans over ninety days past due were responsible for the improved ratio. The reserve for loan and lease losses to risk assets was 3.34x at June 30, 1997 compared to 3.21x at December 31, 1996 and 2.50x at June 30, 1996.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.04% and 8.85% for the six months ended June 30, 1997 and 1996, respectively. Increases in this ratio since June 30, 1996 are due primarily to the retention of earnings. Book value per share increased from $29.78 at June 30, 1996 to $33.13 at June 30, 1997, an 11.2% increase. The unrealized gains on investment securities available for sale, net of applicable taxes, decreased $2.3 million from December 31, 1996 in conjunction with declines in the financial markets to result in an unrealized gain at June 30, 1997 of $3.0 million.

The Corporation has increased its annual cash dividends consistently over the past 33 years. On July 15, 1997, the Board of Directors of the Corporation declared a regular quarterly dividend of $.47 payable on October 1, 1997 to shareholders of record September 15, 1997.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines at June 30, 1997.

                                June 30,      Regulatory
     Ratio                  1997      1996    Minimums
     Tier 1 Capital                              4.00%
          Corporation       12.01%    11.87
          CCB               12.10     11.81
          CCB-Ga.           11.16     11.13
     Total Capital                               8.00
          Corporation       14.06     14.02
          CCB               13.33     13.13
          CCB-Ga.           12.44     12.39
     Leverage                                    4.00
          Corporation        8.94      8.54
          CCB                8.90      8.48
          CCB-Ga.            9.58      9.41

Merger with American Federal Bank, FSB

On August 1, 1997, the Corporation consummated its merger with American Federal Bank, FSB ("American Federal") of Greenville, South Carolina. American Federal, which is being operated as a wholly-owned subsidiary of the Corporation, had 40 banking offices located in northwest South Carolina and assets of $1.3 billion as of June 30, 1997. American Federal's net income for the first six months of 1997 totaled $11.2 million compared to $8.8 million for the same period in 1996. The results for 1997 included a non-recurring gain of $1.4 million (after-tax) in connection with the disposition of a subsidiary. In accordance with the terms of the agreement, the Corporation issued .445 shares of its common stock in exchange for each share of American Federal in the tax-free exchange transaction or approximately 4.9 million shares. The acquisition has been accounted for as a pooling-of-interests. The Corporation's future financial statements will be restated to reflect the impact of the merger as if it had occurred at the beginning of the earliest period presented.
The combined company will have $7 billion in assets and over 200 branch offices in a market area that spans 40 counties across the Carolinas.

Accounting Issues

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of "primary" earnings per share with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed similarly to "fully diluted" EPS under existing accounting rules. Dual presentation of basic and diluted EPS is required for complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted but restatement of prior years' EPS is required. Under the provisions of SFAS No. 128, basic earnings per share for the period ended June 30, 1997 would not have differed materially from those disclosed in the accompanying consolidated statements of income.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 does not address issues relating to recognition or measurement for comprehensive income and its components. The provisions of the Statement are effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. If comparative financial statements are provided for earlier periods, those financial statements shall be reclassified to reflect application of the provisions of SFAS No. 130. Management does not expect that adoption of this pronouncement will have a material effect on the consolidated financial statements.

Also during June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information". This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. Management does not expect the adoption of this Statement to have a material effect on the consolidated financial statements.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

        Exhibit 3 - Amended Articles of Incorporation.

        Exhibit 22 - Report regarding matters submitted to vote of security holders.


(b).  Reports on Form 8-K:

        A report on Form 8-K dated April 21, 1997 was filed under Items 5 and 7 to file American Federal Bank, FSB's Annual
        Report on Form 10-K which was previously filed with the Office of Thrift Supervision.

        A report on Form 8-K dated April 21, 1997 was filed under Items 5 and 7 to file (i) American Federal's Current Report on Form 8-K which was previously filed with the Office of Thrift Supervision, (ii) first quarter earnings' releases for the Corporation and American Federal and (iii) the Corporation's press release regarding the regular first quarter dividend.

        A report on Form 8-K dated May 13, 1997 was filed under Items 5 and 7 to file American Federal's Quarterly Report on Form 10-Q which was previously filed with the Office of Thrift
        Supervision.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: August 8, 1997                    /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        President and Chief Executive
                                        Officer


Date: August 8, 1997                    /s/ ROBERT L. SAVAGE, JR.
                                        Robert L. Savage, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer


Date: August 8, 1997                    /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)