Form 10-Q
period 1997-09-30
CCB FINANCIAL CORP
filed 1997-11-14
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended September 30, 1997


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

       Common Stock, $5 Par value            20,758,369
            (Class of Stock)            (Shares outstanding
                                      as of November 13, 1997)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part 1.   Financial Information

  Item 1. Financial Statements

     Consolidated Balance Sheets
       September 30, 1997, December 31, 1996 and September
       30, 1996                                                     3

     Consolidated Statements of Income
       Three and Nine Months Ended September 30, 1997 and 1996      4

     Consolidated Statements of Shareholders' Equity
       Three and Nine Months Ended September 30, 1997 and 1996      5

     Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1997 and 1996                6

     Notes to Consolidated Financial Statements
       Nine Months Ended September 30, 1997 and 1996                7

  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                10

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                          18

Signatures                                                          19


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                        September   December   September
                                           30,        31,         30,
                                           1997       1996        1996
Assets:
Cash and due from banks              $    217,669     246,934     234,473
Time deposits in other banks               34,247      99,794      64,414
Federal funds sold and other
 short-term investments                   185,000     271,290     184,855
Investment securities:
  Available for sale                    1,370,441   1,267,518   1,387,401
  Held to maturity (market
   values of $86,118,
   $88,504 and $80,112)                    81,677      84,262      76,222
Loans and lease financing (notes
 2 and 4)                               4,975,169   4,745,663   4,598,952
  Less reserve for loan and
   lease losses (note 5)                   66,619      61,257      59,387
    Net loans and lease financing       4,908,550   4,684,406   4,539,565
Premises and equipment                     84,914      85,793      85,427
Other assets (notes 4 and 5)              144,117     140,209     142,067
    Total assets                     $  7,026,615   6,880,206   6,714,424

Liabilities:
Deposits:
  Demand (noninterest-bearing)       $    699,773     712,888     672,080
  Savings and NOW accounts                693,480     705,357     683,772
  Money market accounts                 1,618,311   1,588,242   1,589,393
  Jumbo time deposits                     384,696     407,850     339,775
  Consumer time deposits                2,444,878   2,327,118   2,244,349
   Total deposits                       5,841,138   5,741,455   5,529,369
Other short-term borrowed funds           298,024     356,839     425,422
Long-term debt                            100,919      58,449      59,647
Other liabilities                         125,079     112,012     112,800
    Total liabilities                   6,365,160   6,268,755   6,127,238

Shareholders' equity:
Serial preferred stock. Authorized
 5,000,000 shares; none issued                --          --          --
Common stock of $5 par value.
 Authorized 50,000,000 shares;
 15,803,293, 15,749,832
 and 15,714,469 shares issued             103,767     103,170     102,997
Additional paid-in capital                143,304     140,616     139,833
Retained earnings                         401,765     361,073     344,389
Unrealized gain on investment
 securities available for sale,
 net of applicable taxes                   12,682       7,330         958
Less: Unearned common stock held
 by management recognition plans             (63)       (738)       (991)
    Total shareholders' equity            661,455     611,451     587,186
    Total liabilities and
     shareholders' equity            $  7,026,615   6,880,206   6,714,424

See accompanying notes to consolidated financial statements.




              CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                         Three Months Ended
                                           September 30,
                                            1997        1996
                                        (In Thousands Except
                                           Per Share Data)
Interest income:
Interest and fees on loans and leases $ 112,131 102,903 Interest and dividends on investment securities:
  U.S. Treasury                              7,992      7,505
  U.S. Government agencies
   and corporations                         13,895     13,518
  States and political subdivisions
   (primarily tax-exempt)                    1,208      1,118
  Equity and other securities                  753        900
Interest on time deposits in
 other banks                                   466        702
Interest on federal funds sold and
 other short-term investments                2,487      3,085
      Total interest income                138,932    129,731

Interest expense:
Deposits                                    58,123     53,686
Short-term borrowed funds                    3,769      5,609
Long-term debt                               1,637        989
      Total interest expense                63,529     60,284
Net interest income                         75,403     69,447
Provision for loan and lease
 losses (note 4)                             5,355      5,446

Net interest income after provision
 for loan and lease losses                  70,048     64,001

Other income:
Service charges on deposit accounts         11,253     10,150
Trust and custodian fees                     2,188      1,714
Insurance commissions                        2,625      2,151
Merchant discount                            1,784      1,418
Other service charges and fees               2,120      1,897
Other                                        2,899      4,255
Investment securities gains                    195        626
Investment securities losses                  (23)       (70)
      Total other income                    23,041     22,141

Other expenses:
Personnel expense                           28,501     26,925
Net occupancy expense                        3,731      4,198
Equipment expense                            3,129      2,929
Other operating expenses                    15,105     29,533
Merger-related expense                      16,253       -
      Total other expenses                  66,719     63,585

Income before income taxes                  26,370     22,557
Income taxes                                11,062      5,967
Net income                              $   15,308     16,590

Income per share                        $      .74        .80

Weighted average shares outstanding         20,741     20,593


              CCB Financial Corporation and Subsidiaries
             CONSOLIDATED STATEMENTS OF INCOME, Continued

                                         Nine Months Ended
                                           September 30,
                                            1997      1996
                                        (In Thousands Except
                                           Per Share Data)
Interest income:
Interest and fees on loans and leases $ 327,762 300,798 Interest and dividends on investment securities:
  U.S. Treasury                             23,861     21,988
  U.S. Government agencies
   and corporations                         41,733     40,170
  States and political subdivisions
   (primarily tax-exempt)                    3,636      3,435
  Equity and other securities                2,309      2,481
Interest on time deposits in
 other banks                                 2,232      2,441
Interest on federal funds sold and
 other short-term investments                7,435      9,735
      Total interest income                408,968    381,048

Interest expense:
Deposits                                   170,778    159,584
Short-term borrowed funds                   11,759     14,480
Long-term debt                               3,528      3,376
      Total interest expense               186,065    177,440
Net interest income                        222,903    203,608
Provision for loan and lease
 losses (note 4)                            12,904     12,574
Net interest income after provision
 for loan and lease losses                 209,999    191,034

Other income:
Service charges on deposit accounts         32,965     29,461
Trust and custodian fees                     6,091      5,380
Insurance commissions                        7,171      5,635
Merchant discount                            5,209      4,114
Other service charges and fees               5,669      5,746
Other                                       11,827      9,974
Investment securities gains                    338      1,990
Investment securities losses                  (94)    (1,394)
      Total other income                    69,176     60,906

Other expenses:
Personnel expense                           85,548     78,379
Net occupancy expense                       11,726     12,151
Equipment expense                            9,457      8,923
Other operating expenses                    47,121     59,459
Merger-related expense                      17,269       -
      Total other expenses                 171,121    158,912

Income before income taxes                 108,054     93,028
Income taxes                                40,375     30,590
Net income                              $   67,679     62,438

Income per share                        $     3.27       3.02

Weighted average shares outstanding         20,704     20,646

See accompanying notes to consolidated financial statements.


              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                                 Gain
                                                              (Loss) on
                                                               Invest-
                                                                 ment                     Total
                                        Additional            Securities   Management     Share-
                              Common     Paid-In    Retained  Available   Recognition   holders'
                               Stock     Capital    Earnings   for Sale      Plans        Equity
                                                (In Thousands)
Balance December 31, 1995:
CCB Financial Corporation    $   74,804     89,437    261,245      9,765      (1,734)    433,517
American Federal Bank, FSB       10,903     54,529     42,819      1,541        -        109,792
Salem Trust Bank                  3,993      6,345      3,270      -            -         13,608
Adjustments for pooling-of-
 interests (note 2)              12,238   (12,238)       -         -            -           -
Balance December 31,
 1995, restated                 101,938    138,073    307,334     11,306      (1,734)    556,917

Net income                         -          -        62,438      -            -         62,438
Stock options exercised             774      1,550       -         -            -          2,324
Transactions pursuant to
  restricted stock plan            -           546       -         -            -            546
Earned portion of management
  recognition plans                -          -          -         -              743        743
Purchase and retirement of
  common stock warrants            -       (1,172)    (4,506)                            (5,678)
Purchase and retirement
 of shares                         (96)      (901)       -         -            -          (997)
Conversion of debt
 securities                         381      1,737       -         -            -          2,118
Cash dividends ($1.18
 per share)                        -          -      (20,877)      -            -       (20,877)
Change in unrealized gain
 (loss), net of applicable
  income taxes                     -          -          -      (10,348)        -       (10,348)

Balance September 30, 1996   $  102,997    139,833    344,389        958        (991)    587,186


Balance December 31, 1996    $  103,170    140,616    361,073      7,330        (738)    611,451

Net income                         -          -        67,679      -            -         67,679
Stock options exercised             572      2,343       -         -            -          2,915
Transactions pursuant to
  restricted stock plan              27        373       -         -            -            400
Earned portion of management
  recognition plans                -          -          -         -              675        675
Cash dividends ($1.31
 per share)                        -          -      (26,987)      -            -       (26,987)
Change in unrealized gain
 (loss), net of applicable
 income taxes                      -          -          -         5,352        -          5,352
Other transactions, net             (2)       (28)       -         -            -           (30)

Balance September 30, 1997   $  103,767    143,304    401,765     12,682         (63)    661,455


See accompanying notes to consolidated financial statements.


                     CCB Financial Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                             1997         1996
                                                              (In Thousands)
Operating activities:
Net income                                            $    67,679       62,438
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, amortization and accretion, net            17,227       12,460
  Provision for loan and lease losses                      12,904       12,574
  Net (gain) loss on sales of investment securities         (244)         (596)
  Sale of securitized mortgage loans                       25,658            -
  Sales of loans held for sale                            138,320      156,038
  Origination of loans held for sale                     (132,610)    (142,261)
  Changes in:
    Accrued interest receivable                           (1,702)         (150)
    Accrued interest payable                               17,032        1,659
    Other assets                                          (1,619)       (8,839)
    Other liabilities                                     (4,030)        9,232
 Other operating activities, net                          (4,214)       (3,696)
   Net cash provided by operating activities              134,401       98,859

Investing activities:
Proceeds from:
 Maturities and issuer calls of investment
  securities held to maturity                               2,568       24,154
 Sales of investment securities available for sale        190,356       50,832
 Maturities and issuer calls of investment
  securities available for sale                           337,426      338,864
Purchases of:
 Investment securities held to maturity                         -      (19,771)
 Investment securities available for sale                (516,595)    (376,391)
 Premises and equipment                                    (6,855)      (7,013)
Net originations of loans and leases receivable          (396,111)    (355,505)
Net cash acquired (paid) in acquisitions
 (dispositions)                                            14,577      (51,273)
   Net cash provided (used) by investing activities     (374,634)     (396,103)

Financing activities:
Net increase in deposit accounts                           99,683      163,815
Net decrease in short-term borrowed funds                 (58,815)     112,480
Proceeds from issuance of long-term debt                   50,129            -
Repayments of long-term debt                               (7,764)    (121,466)
Issuances of common stock from exercise
 of stock options, net                                      2,915        2,324
Purchase and retirement of common stock                         -         (997)
Purchase and retirement of common stock warrants                -       (5,678)
Cash dividends paid                                       (26,987)      (20,877)
Other financing transactions, net                             (30)            -
      Net cash used by financing activities                59,131      129,601

Net decrease in cash and cash equivalents                (181,102)     (167,643)
Cash and cash equivalents at beginning of year            618,018      651,385
Cash and cash equivalents at end of period            $   436,916      483,742

Supplemental disclosure of cash flow information:
Interest paid during the period                       $   169,033      175,781
Income taxes paid during the period                   $    43,928       37,832
Supplemental disclosure of noncash investing
 and financing activities:
Securitization of mortgage loans                      $   112,648            -
Investments transferred to available for sale                   -       14,780
Loans transferred to other real estate acquired
 through loan foreclosure                             $     1,680        1,692
Change in market value of securities available
 for sale, net of deferred tax (benefit)
 of $3,192 and $(6,726), respectively                 $     5,352      (10,348)
Conversion of subordinated debt                       $         -       (2,118)
Restricted stock transactions, net of deferred
 taxes of $730 in 1996                                $       400          546

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
             Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)


(1) Consolidation and Presentation

The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank - Georgia. The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB: CCB Investment and Insurance Service Corporation, CCBDE, Inc. and Southland Associates, Inc., and AmFed: American Service Corporation, Finance South, Mortgage North and AMFEDDE, Inc. All significant intercompany accounts are eliminated in consolidation.

The Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") on January 1, 1997. The implementation of SFAS No. 125 did not have a material impact on the accompanying consolidated financial statements.

In addition to the restatement of prior year financial data for the mergers discussed in Note 2, certain amounts for prior years have been reclassified to conform to the 1997 presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

(2)  Mergers and Acquisitions

On August 1, 1997, the Corporation merged with AmFed, a $1.3 billion financial institution headquartered in Greenville, South Carolina.
The merger was accounted for as a pooling-of-interests and effected through a tax-free exchange of stock. Each outstanding share of AmFed common stock was exchanged for .445 of a share of the Corporation's common stock. Consequently, the Corporation issued approximately 4,933,000 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of AmFed.

On January 31, 1997, the Corporation merged with Salem Trust Bank ("Salem Trust"), a $165 million bank based in Winston-Salem, North Carolina. The merger was accounted for as a pooling-of interests and was effected through a tax-free exchange of stock. Each outstanding share of Salem Trust common stock was converted into .36 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 680,000 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of Salem Trust.

In accordance with the accounting for poolings-of-interest, the financial statements of the Corporation have been restated to reflect the merger as if it had been effective as of the earliest period presented. Separate results of operations of the combining entities are as follows (in thousands):

                                     Year Ended December 31,
                                          1996      1995

Net interest income after provision for loan and lease losses:

    CCB Financial Corporation           $ 200,670   194,596
    American Federal Bank, FSB             50,799    46,374
    Salem Trust Bank                        6,173     4,221
                                        $ 257,642   245,191

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements


(2)  Mergers and Acquisitions, continued

                                       Year Ended December 31,
                                            1996      1995
Net income:
    CCB Financial Corporation           $  70,315    57,860
    American Federal Bank, FSB             14,492    16,531
    Salem Trust Bank                        2,019     1,044
                                        $  86,826    75,435

(3) Loans and Lease Financing

A summary of loans and lease financing at September 30, 1997 and 1996 follows (in thousands):

                                             1997        1996
Commercial, financial and agricultural  $   667,338     635,154
Real estate-construction                    703,595     610,187
Real estate-mortgage                      2,860,612   2,448,050
Instalment loans to individuals             501,847     657,785
Credit card receivables                     204,695     220,661
Lease financing                              42,794      36,980
   Gross loans and lease financing        4,980,881   4,608,817
Less unearned income                          5,712       9,865
   Total loans and lease financing      $ 4,975,169   4,598,952

Loans held for sale totaled $19,734,000 and $7,404,000 at September 30, 1997 and 1996, respectively, and are reported at the lower of cost or market.

At September 30, 1997, impaired loans amounted to $10,174,000 compared to $13,920,000 at September 30, 1996. The related reserve for loan and lease losses on these loans amounted to $2,225,000 at September 30, 1997 and $2,867,000 at September 30, 1996.

(4) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                1997       1996
Balance at beginning of year               $   61,257      55,114
Provision charged to operations                12,904      12,574
Recoveries of loans and leases
 previously charged-off                         2,590       2,206
Loan and lease losses charged to reserve      (10,132)    (10,507)
Balance at end of period                   $   66,619      59,387

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements


(5) Risk Assets

Following is a summary of risk assets at September 30, 1997 and 1996 (in thousands):

                                             1997         1996
Nonaccrual loans and lease financing       $15,032      17,616
Other real estate acquired through
  loan foreclosures                          2,218       3,135
Restructured loans and leases                  798         858
Accruing loans and lease financing
  90 days or more past due                   3,219       4,223
Total risk assets                          $21,267      25,832

(6) Mortgage Servicing Rights

A summary of mortgage servicing rights ("MSR") for the nine months ended September 30, 1997 and 1996 follows (in thousands):

                                            1997         1996
  Capitalized MSRs at beginning of year   $ 2,889         963
  Capitalization of servicing               2,981       1,998
  Capitalized servicing sold              (2,484)         -
  Amortization of MSR                       (743)        (297)
  Capitalized MSRs at end of period       $ 2,643        2,664

Mortgage servicing sold during the first nine months of 1997 resulted in a nominal gain. The fair value of mortgage servicing rights was $2,963,000 and $2,773,000 at September 30, 1997 and 1996,
respectively. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero in accordance with the accounting standards in effect at the time. No valuation allowance for capitalized MSRs was required at September 30, 1997 or 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively "the Banks"), and the wholly-owned subsidiaries of CCB: CCB Investment and Insurance Service Corporation ("CCBI"), CCBDE, Inc. and Southland Associates, Inc. and of AmFed: American Service Corporation, Finance South, Mortgage North and AMFEDDE, Inc. for the three and nine months ended September 30, 1997 and 1996. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On January 31, 1997, the Corporation effected a merger with Salem Trust Bank ("Salem Trust"), a $165 million bank headquartered in Winston-Salem, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. On August 1, 1997, the Corporation effected a merger with American Federal Bank, FSB, a $1.3 billion financial institution headquartered in Greenville, South Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. The Corporation's financial statements have been restated to reflect the mergers as if they had occurred at the
beginning of the earliest period presented.   In connection with the
mergers, the Corporation recorded merger-related expense of $17.3 million (or $12.6 million after-tax). With these mergers, the Corporation exceeded $7 billion in assets and has over 200 branch offices in a market area that spans 40 counties across the Carolinas.

Results of Operations - Three Months Ended September 30, 1997 and 1996 Net income for the three months ended September 30, 1997 amounted to $15.3 million, a decrease of $1.3 million from the same period in 1996. Net income per share was $.74 in 1997, a $.06 decrease from the 1996 period. Returns on average assets and average shareholders' equity in 1997 were .87% and 9.33%, respectively, compared to 1.00% and 11.44%, respectively, in the 1996 period.

During the third quarters of both 1997 and 1996, the Corporation experienced significant levels of non-recurring items. In the third quarter of 1997, the Corporation recorded $11.9 million (after-tax) of merger-related expense. In the same period of 1996, non-recurring items included a tax benefit of $1.6 million for the forgiveness of the recapture of tax bad debt reserves of a former savings bank subsidiary and a $13.9 million FDIC special assessment to recapitalize the Savings Association Insurance Fund (collectively $6.9 million after-tax). Excluding the impact of these non-recurring items results in earnings per share of $1.31 for the third quarter of 1997 and $1.14 for the same period in 1996.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased from the third quarter of 1996 by $367.0 million or 5.9%. During the third quarter, average loans increased at an annualized rate of 11.7% over the second quarter of 1997. As in the first and second quarters of 1997, during the third quarter the mix of interest-earning assets continued to shift from lower-earning investments and time deposits in other banks to higher-earning loans compared to the same periods in 1996. In conjunction with this favorable shift in the mix of earning assets, the overall yield on earning assets increased 10 basis points to 8.48% from 1996's yield of 8.38%. The cost of interest-bearing funds increased by 4 basis points in the 1997 period to 4.58%. As a result, the interest rate spread and net interest margin increased by 6 and 12 basis points, respectively, to 3.90% and 4.67%. Increased volume of earning assets was primarily responsible for the $9.4 million increase in interest income earned in the third quarter of 1997 as earning assets experienced only modest increases in average yield earned compared to 1996. Increases in savings and time deposit volume was the primary cause of the $4.4 million increase in deposit expense for the third quarter of 1997. Net interest income on a taxable equivalent basis increased by $6.2 million or 8.6% during the 1997 period.

                                                                 Table 1
                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
            Three Months Ended September 30, 1997 and 1996
             (Taxable Equivalent Basis - In Thousands) (1)

                                                        1997
                                                      Interest   Average
                                           Average     Income/    Yield/
                                           Balance     Expense     Rate
Earning assets:
Loans and lease financing (2)           $  4,924,014    112,201      9.06 %
U.S. Treasury and agency
 obligations (3)                           1,356,011     23,324      6.88
States and political subdivision
 obligations                                  81,806      1,811      8.85
Equity and other securities (3)               46,422        898      7.74
Federal funds sold and other
 short-term investments                      179,993      2,579      5.68
Time deposits in other banks                  45,063        466      4.10
  Total earning assets (3)                 6,633,309    141,279      8.48

Non-earning assets:
Cash and due from banks                      181,461
Premises and equipment                        85,714
All other assets, net                         81,939
  Total assets                          $  6,982,423

Interest-bearing liabilities:
Savings and time deposits               $  5,116,326     58,123      4.51 %
Short-term borrowed funds                    293,878      3,769      5.37
Long-term debt                               100,957      1,637      6.48
  Total interest-bearing liabilities       5,511,161     63,529      4.58

Other liabilities and shareholders'
 equity:
Demand deposits                              691,200
Other liabilities                            129,074
Shareholders' equity                         650,988
  Total liabilities and
   shareholders' equity                 $  6,982,423

Net interest income and net interest
 margin (4)                                          $   77,750      4.67 %

Interest rate spread (5)                                             3.90 %


                         CCB FINANCIAL CORPORATION
         Average Balances and Net Interest Income Analysis, Continued
               Three Months Ended September 30, 1997 and 1996
              (Taxable Equivalent Basis-In Thousands) (1)

                                                        1996
                                                      Interest   Average
                                           Average     Income/    Yield/
                                           Balance     Expense     Rate
Earning assets:
Loans and lease financing (2)           $  4,532,615    103,005      9.05 %
U.S. Treasury and agency
 obligations (3)                           1,326,516     22,233      6.66
States and political subdivision
 obligations                                  75,622      1,731      9.16
Equity and other securities (3)               55,719      1,015      7.99
Federal funds sold and other
 short-term investments                      218,814      3,152      5.73
Time deposits in other banks                  57,003        703      4.90
  Total earning assets (3)                 6,266,289    131,839      8.38

Non-earning assets:
Cash and due from banks                      188,878
Premises and equipment                        85,696
All other assets, net                         62,869
  Total assets                          $  6,603,732

Interest-bearing liabilities:
Savings and time deposits               $  4,802,679     53,685      4.45
Short-term borrowed funds                    421,504      5,610      5.53
Long-term debt                                59,754        989      6.63
  Total interest-bearing liabilities       5,283,937     60,284      4.54

Other liabilities and shareholders'
 equity:
Demand deposits                              628,358
Other liabilities                            114,464
Shareholders' equity                         576,973
  Total liabilities and
   shareholders' equity                 $  6,603,732

Net interest income and net interest
 margin (4)                                              71,555      4.55 %

Interest rate spread (5)                                             3.84 %


(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1997 and 1996.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $3,012,000 and $2,500,000 for 1997 and 1996, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The provision for loan and lease losses for the third quarter of 1997 and 1996 was $5.4 million. However, the 1997 third quarter provision exceeded the first and second quarter 1997 provisions due to a $1.6 million special provision made for three AmFed credit relationships. Net 1997 third quarter loan and lease charge-offs amounted to $1.8 million or .14% (annualized) of average loans and lease financing compared to $3.5 million or .30% (annualized) experienced in the third quarter of 1996. The net charge-off ratio, excluding credit cards, totaled .04% (annualized) for 1997 and .15% (annualized) for 1996. The reserve for loan and lease losses to loans and lease financing outstanding was 1.34% at September 30, 1997 and 1.29% at September 30, 1996.

Other income, excluding investment securities transactions, increased $1.3 million in the third quarter of 1997 to $22.9 million. The increase was primarily due to a $1.1 million increase in service charges on deposit accounts which resulted from increased deposit volume.

Other expenses increased in the 1997 period by $3.1 million. Other expenses for the 1997 period include $16.2 million of merger-related expense. Such expenses included severance and other employee benefit costs, costs related to excess facilities, systems conversion costs and other restructuring and transaction-related expenses. Included in the other expenses for the third quarter of 1996 is the $13.9 million special assessment levied by the FDIC to recapitalize the Savings Association Insurance Fund. Excluding the impact of these two items, other expense from third quarter 1996 to 1997 remained relatively flat at only an $800,000 increase.

Excluding the impact of the merger-related expense and FDIC special assessment, net overhead (noninterest expense less noninterest income) as a percentage of average assets, decreased to 1.56% for the three months ended September 30, 1997 from 1.66% for the same period in 1996. The decrease was due to decreases in occupancy and equipment expense and other operating expense; personnel expense as a percentage of average assets was flat quarter to quarter. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income), excluding the impact of merger-related expense and the FDIC special assessment, improved from 53.00% for the three months ended September 30, 1996 to 50.07% for the same period in 1997. The improvement in the efficiency ratio resulted primarily from the improved interest margin as previously discussed and the containment of costs despite rising volume of assets.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended September 30, 1997 and 1996.

                                                1997      1996
Noninterest income                               1.31 %    1.33
Personnel expense                                1.62      1.62
Occupancy and equipment expense                   .39       .43
Other operating expense (1)                       .86       .94
Noninterest expense                              2.87      2.99
Net overhead                                     1.56 %    1.66
_______________________________
(1) Excludes merger-related expense of $16.2 million in 1997 and FDIC special assessment of $13.9 million in 1996.

The effective income tax rate was a higher than normal 41.9% in 1997 due to certain non-deductible merger-related expense. For the same period of 1996, the effective income tax rate was a lower than normal 26.4% due to a $1.6 million tax benefit recorded for forgiveness of the recapture of tax bad debt reserves of a former savings bank subsidiary.

Results of Operations - Nine Months Ended September 30, 1997 and 1996 Net income for the nine months ended September 30, 1997 amounted to $67.7 million, an increase of $5.2 million from the same period in 1996. Net income per share was $3.27 in 1997, a $.25 per share or 8.3% increase from the 1996 period. Returns on average assets and average shareholders' equity in 1997 were 1.31% and 14.35%, respectively, compared to 1.28% and 14.67%, respectively, in the 1996 period.

Non-recurring items recognized during the nine months ended September 30, 1997 were merger-related expense totaling $12.6 million (after-tax) and $1.4 million of gain (after-tax) generated from the sale of an AmFed subsidiary. The net effect of these two items was to decrease 1997 earnings per share by $.54. Non-recurring items recognized during the same period of 1996 were the previously discussed FDIC special assessment and forgiveness of tax bad debt recapture. The after-tax net effect of these two items was to decrease 1996 earnings per share by $.34.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the nine-month periods are included in Table 2. Interest-earning assets increased by $395.6 million or 6.4% in the 1997 period. Despite a 6 basis point drop in the yield on loans, increased yields on investments and other earning assets and a favorable shift in the mix of earning assets resulted in a 7 basis point increase in the yield on earning assets. The increases in yield on interest-earnings assets and flat rate paid on interest-bearing liabilities resulted in a 7 basis point increase in the interest rate spread compared to 1996. Due to an increased free liability contribution, the net interest margin rose 13 basis points to 4.67% compared to 1996's 4.54%.

The provision for loan and lease losses for the first nine months of 1997 was $12.9 million compared to $12.6 million in 1996. The higher provision was recorded in 1997 due to the loan growth experienced in 1997 and the previously discussed third quarter special provision of $1.6 million. Net charge-offs as a percentage of average loans were
 .21% in 1997 and .25% in 1996 (annualized). Excluding credit card net charge-offs, the ratios drop to .08% and .11% (annualized), respectively.

Other income, excluding investment securities transactions, increased $8.6 million in the first nine months of 1997 to $68.9 million. The increase was due primarily to a $3.5 million increase in service charges on deposit accounts due to the higher volume of deposit accounts; an increase in sales and insurance commissions of $1.5 million and the previously discussed gain on sale of an AmFed subsidiary of $2.3 million (pre-tax).

After excluding the merger-related expense and FDIC special assessment from 1997 and 1996's other expenses, that expense category increased by $8.8 million from 1996 to 1997. The increase is primarily explained by the increase in personnel expense which increased $7.2 million from 1996's level. The increase was due to general salary increases, a larger workforce due to alternative delivery initiatives and more emphasis on incentive-based compensation. Additional smaller increases in other expenses were recognized for telecommunications, general insurance and postage and freight. These increases were largely offset by lower FDIC insurance premiums which caused deposit insurance expense to drop $2.0 million from 1996's level of $3.9 million.

As a result of the aforementioned changes, net overhead as a percentage of average assets, excluding the impact of the previously discussed non-recurring items, decreased to 1.68% for the nine months ended September 30, 1997 from 1.72% for the same period in 1996. The Corporation's efficiency ratio, excluding the impact of the non-recurring items, improved from 53.55% for the nine months ended September 30, 1996 to 51.88% for the same period in 1997. The improvement in both of these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

                                                                 Table 2
                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
             Nine Months Ended September 30, 1997 and 1996
             (Taxable Equivalent Basis - In Thousands) (1)

                                                        1997
                                                      Interest   Average
                                           Average     Income/   Yield/
                                           Balance     Expense    Rate
Earning assets:
Loans and lease financing (2)           $  4,825,288    327,979    9.08 %
U.S. Treasury and agency
 obligations (3)                           1,360,206     69,712    6.84
States and political subdivision
 obligations                                  82,078      5,449    8.85
Equity and other securities (3)               47,792      2,769    7.73
Federal funds sold and other
 short-term investments                      183,252      7,607    5.55
Time deposits in other banks                  60,051      2,232    4.97
  Total earning assets (3)                 6,558,667    415,748    8.46

Non-earning assets:
Cash and due from banks                      178,251
Premises and equipment                        85,945
All other assets, net                         76,395
  Total assets                          $  6,899,258

Interest-bearing liabilities:
Savings and time deposits               $  5,081,917    170,778    4.49 %
Short-term borrowed funds                    310,408     11,759    5.32
Long-term debt                                72,109      3,528    6.52
  Total interest-bearing liabilities       5,464,434    186,065    4.55

Other liabilities and shareholders'
 equity:
Demand deposits                              679,664
Other liabilities                            124,502
Shareholders' equity                         630,658
  Total liabilities and
   shareholders' equity                 $  6,899,258

Net interest income and net interest
 margin (4)                                          $  229,683    4.67 %

Interest rate spread (5)                                           3.91 %

                         CCB FINANCIAL CORPORATION
        Average Balances and Net Interest Income Analysis, Continued
             Nine Months Ended September 30, 1997 and 1996
               (Taxable Equivalent Basis-In Thousands) (1)

                                                        1996
                                                      Interest   Average
                                           Average     Income/   Yield/
                                           Balance     Expense    Rate
Earning assets:
Loans and lease financing (2)           $  4,401,716    301,221    9.14 %
U.S. Treasury and agency
 obligations (3)                           1,332,808     65,553    6.56
States and political subdivision
 obligations                                  76,532      5,320    9.27
Equity and other securities (3)               47,336      2,738    7.71
Federal funds sold and other
 short-term investments                      240,032      9,933    5.53
Time deposits in other banks                  64,612      2,441    5.05
  Total earning assets (3)                 6,163,036    387,206    8.39

Non-earning assets:
Cash and due from banks                      198,003
Premises and equipment                        86,724
All other assets, net                         70,013
  Total assets                          $  6,517,776

Interest-bearing liabilities:
Savings and time deposits               $  4,771,476    159,583    4.47 %
Short-term borrowed funds                    366,815     14,480    5.49
Long-term debt                                70,954      3,376    6.35
  Total interest-bearing liabilities       5,209,245    177,439    4.55

Other liabilities and shareholders'
 equity:
Demand deposits                              622,946
Other liabilities                            117,176
Shareholders' equity                         568,409
  Total liabilities and
   shareholders' equity                 $  6,517,776

Net interest income and net interest
 margin (4)                                             209,767    4.54 %

Interest rate spread (5)                                           3.84 %


(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1997 and 1996.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $9,828,000 and $8,563,000 for 1997 and 1996, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following schedule presents noninterest income and expense as a percentage of average assets for the nine months ended September 30, 1997 and 1996.

                                                 1997      1996
Noninterest income (1)                           1.30 %    1.25
Personnel expense                                1.66      1.61
Occupancy and equipment expense                   .41       .43
Other operating expense (2)                       .91       .93
Noninterest expense                              2.98      2.97
Net overhead                                     1.68 %    1.72
_______________________________
(1) Excludes gain on sale of subsidiary of $2.3 million in 1997.
(2) Excludes merger-related expense of $17.3 million in 1997 and FDIC special assessment of $13.9 million in 1996.

The effective income tax rates were 37.4% in 1997 and 32.9% in 1996. Non-deductible merger-related expense resulted in the higher effective tax rate experienced in the first nine months of 1997. The effective tax rate for 1996 was impacted by the $1.6 million tax benefit recorded for forgiveness of tax bad debt recapture.

Financial Condition

The Corporation's assets exceeded the $7 billion mark during the third quarter of 1997. Excluding the $14 million of assets sold in connection with the sale of an AmFed subsidiary, total assets have increased $326 million since September 30, 1996. This growth was internally generated and the majority of the increase occurred in interest-earning assets. Average assets have increased from $6.5 billion for the nine months ended September 30, 1996 to $6.9 billion for the same period in 1997.

At September 30, 1997, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $21.3 million or .43% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $25.8 million or .56% at September 30, 1996. Decreases in all categories of risk assets were responsible for the improved ratio. The reserve for loan and lease losses to risk assets was 3.13x at September 30, 1997 compared to 2.30x at September 30, 1996.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.14% and 8.72% for the nine months ended September 30, 1997 and 1996, respectively. Increases in this ratio since September 30, 1996 are due primarily to the retention of earnings. Book value per share increased from $28.51 at September 30, 1996 to $31.87 at September 30, 1997, an 11.8% increase. The unrealized gains on investment securities available for sale, net of applicable taxes, increased $5.4 million from December 31, 1996 in conjunction with improvement in the financial markets to result in an unrealized gain at September 30, 1997 of $12.7 million.

The Corporation has increased its cash dividends annually over the past 33 years. On October 21, 1997, the Board of Directors of the Corporation declared a regular quarterly dividend of $.47 payable January 2, 1998 to shareholders of record December 15, 1997.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines at September 30, 1997.

                             September 30,       Regulatory
     Ratio                  1997      1996        Minimums
     Tier 1 Capital                                 4.00%
          Corporation       11.95%    11.91
          CCB               11.95     11.71
          AmFed             12.42     12.47
          CCB-Ga.           11.91     11.13
     Total Capital                                  8.00
          Corporation       13.85     13.88
          CCB               13.16     13.04
          AmFed             13.67     13.72
          CCB-Ga.           13.20     12.39
     Leverage                                       4.00
          Corporation        8.88      8.32
          CCB                8.95      8.54
          AmFed              8.51      7.20
          CCB-Ga.           10.15      9.41

Accounting Issues

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of "primary" earnings per share with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by weighted average common shares outstanding. Diluted EPS is computed similarly to "fully diluted" EPS under existing accounting rules. Dual presentation of basic and diluted EPS is required for complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted but restatement of prior years' EPS is required. Under the provisions of SFAS No. 128, basic earnings per share for the period ended September 30, 1997 would not have differed materially from those disclosed in the accompanying consolidated statements of income.

In February 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure". The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Corporation does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

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


(b).  Reports on Form 8-K:

        A report on Form 8-K dated August 1, 1997 was filed under Items 2 and 7 to announce the completion of the merger with American Federal Bank, FSB and to file the required financial statements of businesses acquired.

        A report on Form 8-K dated September 30, 1997 was filed under
        Item 5 to announce the increase in merger-related expenses from the levels previously estimated and disclosed.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: November 13, 1997                 /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        President and Chief Executive Officer


Date: November 13, 1997                 /s/ ROBERT L. SAVAGE, JR.
                                        Robert L. Savage, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer


Date: November 13, 1997                 /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer)