Form 10-K
period 1997-12-31
CCB FINANCIAL CORP
filed 1998-03-18
CIK 714612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------
                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the fiscal year ended December 31, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from ________________ to ____________________________


Commission File Number: 0-12358



                           CCB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)





                      North Carolina                                             56-1347849
--------------------------------------------------------      ------------------------------------------
        (State or other jurisdiction of incorporation)              (I.R.S. Employer Identification No.)

           111 Corcoran Street, Post Office Box 931, Durham, NC 27702
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code (919) 683-7777


Securities issued pursuant to Section 12(b) of the Act:


        $5.00 par value Common Stock           New York Stock Exchange
---------------------------------------------  ---------------------------------------
  (Title of class)                             (Name of exchange on which registered)

Securities issued pursuant to Section 12(g) of the Act:
                                     None
                                     ----


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1998 was $2,219,117,794. On March 6, 1998, there were 20,770,510 outstanding shares of the Registrant's $5.00 par value Common Stock.



                      DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 21, 1998 are incorporated in Part III of this report.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX



                                                                                                       Page
                                                                                                      -----
   Part I.
             Item 1.    Business ...................................................................    3
                        Description ................................................................    3
                        Average Balance Sheets .....................................................   12
                        Net Interest Income Analysis -- Taxable Equivalent Basis ...................   12
                        Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis ..    13
                        Investment Securities Portfolio ............................................   19
                        Investment Securities -- Maturity/Yield Schedule ...........................   19
                        Types of Loans .............................................................   17
                        Maturities and Sensitivities of Loans to Changes in Interest Rates .........   18
                        Nonperforming and Risk Assets ..............................................   24
                        Loan Loss Experience .......................................................   25
                        Average Deposits ...........................................................   20
                        Maturity Distribution of Large Denomination Time Deposits ..................   26
                        Return on Equity and Assets ................................................    8
                        Short-Term Borrowings ......................................................   43
             Item 2.    Properties .................................................................    7
             Item 3.    Legal Proceedings ..........................................................    7
             Item 4.    Submission of Matters to a Vote of Security Holders ........................    7
   Part II.
             Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters ...    7
             Item 6.    Selected Financial Data ....................................................    7
             Item 7.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations ......................................................   10
             Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .................   29
             Item 8.    Financial Statements and Supplementary Data ................................   30
             Item 9.    Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure .......................................................   61
   Part III.
             Item 10.   Directors and Executive Officers of the Registrant .........................   61
             Item 11.   Executive Compensation .....................................................   61
             Item 12.   Security Ownership of Certain Beneficial Owners and Management .............   61
             Item 13.   Certain Relationships and Related Transactions .............................   61
   Part IV.
             Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ............   61

                                    PART I.

Item 1. BUSINESS


REGISTRANT

     CCB Financial Corporation (the "Corporation") is a registered bank holding company headquartered in Durham, North Carolina whose principal business is providing banking and other financial services through its banking subsidiaries. The Corporation is the parent holding company of Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively referred to as the "Subsidiary Banks"). The principal assets of the Corporation are all of the outstanding shares of common stock of the Subsidiary Banks and the Corporation's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 1997, the Corporation had consolidated assets of approximately $7.1 billion and was the sixth largest banking organization headquartered in North Carolina.


SUBSIDIARY BANKS

     CCB is chartered under the laws of the state of North Carolina to engage in general banking business. CCB offers commercial and retail banking, savings and trust services through 159 offices located in 63 cities and towns in North Carolina. CCB had approximately $5.9 billion in assets at December 31, 1997 and was the seventh largest bank in North Carolina. CCB provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services.

     AmFed is a federally chartered savings bank located in Greenville, South Carolina. AmFed offers commercial and retail banking through 40 offices located in 24 cities and towns in South Carolina. Trust services are currently offered through 2 trust offices. AmFed had approximately $1.3 billion in assets at December 31, 1997. AmFed provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services.

     CCB-Ga. is a Georgia-chartered special purpose credit card bank which provides nationwide credit card services from its headquarters in Columbus, Georgia. As of December 31, 1997, CCB-Ga. had approximately $103.6 million in assets.


NON-BANK SUBSIDIARIES

     CCB has three wholly-owned non-bank subsidiaries: Southland Associates, Inc., CCBDE, Inc., and CCB Investment and Insurance Service Corporation ("CCBIISC"). Southland Associates, Inc. engages in real estate development and is in the process of liquidating its assets through the sale of its remaining inventory of residential lots. CCBDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. CCBIISC provides full brokerage services through an independent discount brokerage firm and sells annuity and mutual fund products.

     AmFed has four wholly-owned non-bank subsidiaries: American Service Corporation of S.C. ("ASC"), AMFEDDE, Inc., Finance South, Inc. ("Finance South") and Mortgage North. ASC sells insurance, annuity and mutual fund products as well as providing full brokerage services through an independent discount brokerage firm. AMFEDDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. Mortgage North is a service related company in the process of winding-down operations. During the second quarter of 1997, AmFed sold substantially all of the assets of Finance South. Finance South made short-term consumer loans, typically financing household appliances and furnishings, and second mortgage loans for the purpose of home improvement or bill consolidation.


COMPETITION

     Vigorous competition exists in all major areas where the Corporation is presently engaged in business. Its Subsidiary Banks compete not only with other major commercial banks but also with other diversified financial institutions such as thrift institutions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and a variety of financial services and advisory companies. Competitor commercial banks larger than the Corporation range in size from $8 billion to over $100 billion in total assets, including assets attributable to affiliates in other states. Consequently, these competing commercial banks may be able to offer services and products that are not cost-efficient for the Subsidiary Banks to offer. In addition, the competing commercial banks have access to greater financial resources that allow higher lending limits than the Subsidiary Banks. In addition to in-state competition, CCB and AmFed have a high degree of competition from out-of-state financial service companies through the presence of loan production offices.

     In recent years, competition between commercial banks, thrift institutions and credit unions has intensified significantly, especially in their deposit-taking activities. Primarily as a result of legislation aimed at effecting a deregulation of the financial institution industry, along with other regulatory changes effected by the primary federal regulators of the various types of financial institutions, the practical distinctions between a commercial bank and a thrift institution have been almost totally eliminated.


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


CCB

     CCB is a North Carolina commercial bank and is subject to supervision and examination by and regulations and reporting requirements of the Commissioner and the FDIC. CCB is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured by the FDIC. CCB is subject to legal limitations on the amounts of dividends it is permitted to pay. Prior approval of the Commissioner is required if the total of all dividends declared by CCB in any calendar year exceeds its net profits (as defined by statute) for that year combined with its retained net profits (as defined by statute) for the preceding two calendar years, less any required transfer to surplus. Insured depository institutions also are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become "undercapitalized" (as such term is defined in the Federal Deposit Insurance Act).

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


AmFed

     AmFed is a federally-chartered savings bank subject to extensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and by the FDIC, as its deposit insurer. AmFed is also a member of the FHLB system. AmFed is subject to legal limitations on the amounts of dividends it is permitted to pay. Under OTS regulations, if a savings institution exceeds all fully phased-in capital requirements and has not been advised that it is in need of more than normal supervision, it could make dividend payments during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters.

     AmFed is required to comply with the capital requirements promulgated by the OTS. The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation); core capital in an amount equal to at least 3% of adjusted total assets and total capital to risk-weighted assets of at least 8%.

     The business activities of savings institutions are governed by the Home Owners' Loan Act of 1933, as amended ("HOLA"). The HOLA requires savings institutions to meet a Qualified Thrift Lender Test ("QTL test"). Under the QTL test, as modified by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangible assets, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" such as home mortgage loans and other residential real estate-related assets on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test and does not convert to a bank charter generally will be subject to certain prohibitions including: (i) not engaging in any new activity not permissible for a national bank; (ii) not paying dividends not permissible under national bank regulations and (iii) not obtaining any advances from the FHLB. In addition, beginning three years after the savings association failed the QTL test, the savings association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. As of December 31, 1997, AmFed's QTL percentage was 71.37% which exceeded the current QTL requirements.


Insurance Assessments
     CCB and AmFed are subject to insurance assessments imposed by the FDIC. Approximately two-thirds of CCB's deposits are insured through the FDIC's Bank Insurance Fund (the "BIF") and the remainder are insured by the Savings Association Insurance Fund ("SAIF") due to deposits acquired through the acquisition of thrift institutions in prior years which remain insured by the SAIF. Effective January 1, 1996, the FDIC reduced the BIF assessments, to a range of 0% to .27% of deposits. The premium reductions did not affect the deposit premiums paid on SAIF insured deposits. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. During 1996, the FDIC imposed a special assessment on SAIF insured deposits to recapitalize the SAIF. CCB's special assessment amounted to $7.4 million and AmFed's amounted to $5.6 million. FDIC insurance premiums for 1997 were .013% for BIF insured deposits and .0648% for SAIF insured deposits. In November 1997, the FDIC's Board of Directors voted to maintain premium rates at their current levels through the first half of 1998. The insurance premiums will be used to service the interest on the Financing Corporation's bond obligations issued by the Federal government to recapitalize the SAIF. Proposals are currently being considered by committees of the United States Congress concerning a possible merger of the SAIF and BIF as well as the merger of the charters of commercial banks and thrift institutions.


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


EXECUTIVE OFFICERS OF THE REGISTRANT
     All officers of the Corporation are elected or appointed by the board of directors to hold their offices at the pleasure of the board. At February 27, 1998, the executive officers of the Corporation were as follows:


                                                                                          Has Served as
                                                                                          an Executive
                                                                                         Officer of the
Name                           Age at 12/31/97  Position                                Corporation Since
----------------------------- ----------------- -------------------------------------- ------------------
W. L. Burns, Jr.                     69         Chairman of the Board                         1968
Ernest C. Roessler                   56         Vice Chairman of the Board,                   1988
                                                President and Chief Executive Officer
David B. Jordan                      61         Vice Chairman of the Board                  1995 (1)
William L. Abercrombie, Jr.          50         Vice Chairman of the Board                  1997 (2)
J. Scott Edwards                     51         Executive Vice President                      1988
Richard L. Furr                      48         Executive Vice President                      1988

(1) Prior to May 1995, Mr. Jordan served as Vice Chairman and Chief Executive Officer of Security Capital Bancorp which was acquired by the Corporation on May 19, 1995.
(2) Prior to August 1997, Mr. Abercrombie served as Chairman, President and Chief Executive Officer of American Federal Bank, FSB which was acquired by the Corporation on August 1, 1997. He continues to serve in those capacities.

EMPLOYEE RELATIONS

     As of December 31, 1997, the Corporation and its Subsidiary Banks employed 2,643 full-time equivalent employees. The Corporation and its Subsidiary Banks are not parties to any collective bargaining agreements and employee relations are considered to be good.


Item 2. PROPERTIES

     The Corporation's principal executive offices are located at 111 Corcoran Street, Durham, North Carolina in a 17-story office building constructed in 1937. This office building is owned in fee simple by CCB and also serves as the home office of CCB. A majority of the administrative functions are located therein. The Corporation's Customer Service Center is a one-story leased building also located in Durham, North Carolina that has been occupied since 1990. The Subsidiary Banks operate 199 banking offices, approximately 87 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices.

     Southland Associates, Inc. owns real estate, other than premises, with a net book value of approximately $445,000 at December 31, 1997. This real estate consists of various parcels of land that have been developed for residential use in the City of Durham and in Durham County, North Carolina.


Item 3. LEGAL PROCEEDINGS

     See Note 14 to the Consolidated Financial Statements for a discussion of legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1997.


                                   PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Corporation's stock prices and dividends paid during 1997 and 1996 and discussion of other shareholder matters. On January 20, 1998, a dividend of $.47 per share was declared for payment on April 1, 1998 to shareholders of record as of March 16, 1998.


Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Corporation's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Prior year amounts have been restated to reflect the 1997 mergers with AmFed and Salem Trust Bank and the 1995 merger with Security Capital Bancorp. Cash dividends per share have not been restated for the mergers.

                  Six Year Summary of Selected Financial Data
                     (In Thousands Except Per Share Data)

                                                                        Years Ended December 31
                                                -----------------------------------------------------------------------
                                                      1997           1996          1995          1994          1993
                                                --------------- ------------- ------------- ------------- -------------
Summary of Operations
Interest income                                   $   550,463       512,575       492,409       401,588       339,137
-----------------------------------------------
Interest expense                                      250,099       237,572       234,880       168,483       139,037
-----------------------------------------------   -----------       -------       -------       -------       -------
Net interest income                                   300,364       275,003       257,529       233,105       200,100
-----------------------------------------------
Provision for loan and lease losses                    16,376        17,361        11,007        10,761         8,339
-----------------------------------------------   -----------       -------       -------       -------       -------
Net interest income after provision                   283,988       257,642       246,522       222,344       191,761
-----------------------------------------------
Other income (1)                                       92,919        84,767        67,001        58,128        54,652
-----------------------------------------------
Net investment securities gains (losses)                  480        (2,161)         (816)          357         2,962
-----------------------------------------------
Other expenses (2)                                    226,198       209,833       198,207       180,963       162,330
-----------------------------------------------   -----------       -------       -------       -------       -------
Income before income taxes, extraordinary item
 and cumulative effect of changes in
 accounting principles                                151,189       130,415       114,500        99,866        87,045
-----------------------------------------------
Income taxes (3)                                       55,765        43,589        37,356        38,421        30,070
-----------------------------------------------   -----------       -------       -------       -------       -------
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles                                            95,424        86,826        77,144        61,445        56,975
-----------------------------------------------
Extraordinary item (4)                                     --            --        (1,709)           --            --
-----------------------------------------------
Cumulative effect of changes in accounting
 principles (5)                                            --            --            --            --       (36,549)
-----------------------------------------------   -----------       -------       -------       -------       -------
Net income                                        $    95,424        86,826        75,435        61,445        20,426
===============================================   ===========       =======       =======       =======       =======
Per Share
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles:
 Basic                                            $     4.61            4.22          3.80          3.01          3.04
-----------------------------------------------
 Diluted (6)                                            4.55            4.15          3.69          2.93          2.89
-----------------------------------------------
Net income:
 Basic                                                  4.61            4.22          3.72          3.01          1.09
-----------------------------------------------
 Diluted (6)                                            4.55            4.15          3.61          2.93          1.06
-----------------------------------------------
Cash dividends                                          1.78            1.60          1.44          1.32          1.24
-----------------------------------------------
Book value                                             32.79           29.63         27.32         23.37         22.57
-----------------------------------------------
Average shares outstanding:
 Basic                                                 20,719        20,553        20,295        20,437        18,764
-----------------------------------------------
 Diluted (6)                                           20,973        20,908        20,900        20,979        19,890
-----------------------------------------------
Average Balances
Assets                                            $ 6,943,989     6,570,573     6,218,290     5,575,057     4,715,319
-----------------------------------------------
Loans and lease financing                           4,877,187     4,464,026     4,113,207     3,569,065     3,027,617
-----------------------------------------------
Earning assets                                      6,594,704     6,216,419     5,850,981     5,230,756     4,396,756
-----------------------------------------------
Deposits                                            5,800,128     5,449,912     5,153,952     4,581,111     4,029,018
-----------------------------------------------
Interest-bearing liabilities                        5,495,194     5,242,467     5,047,523     4,496,256     3,785,448
-----------------------------------------------
Shareholders' equity                                  638,988       574,759       511,031       478,314       407,635
-----------------------------------------------
Selected Period End Balances
Assets                                            $ 7,138,528     6,880,205     6,589,762     6,065,652     5,386,653
-----------------------------------------------
Loans and lease financing                           5,093,569     4,745,663     4,267,175     3,952,160     3,384,291
-----------------------------------------------
Reserve for loan and lease losses                      67,594        61,257        55,114        50,902        43,357
-----------------------------------------------
Deposits                                            5,984,597     5,741,454     5,421,376     4,980,250     4,506,361
-----------------------------------------------
Shareholders' equity                                  681,360       611,449       556,917       472,091       463,820
-----------------------------------------------
Ratios
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles to:
 Average assets                                          1.37%          1.32          1.24          1.10          1.21
-----------------------------------------------
 Average shareholders' equity                          14.93           15.11         15.10         12.85         13.98
-----------------------------------------------
Net income to:
 Average assets                                         1.37            1.32          1.21          1.10           .43
-----------------------------------------------
 Average shareholders' equity                          14.93           15.11         14.76         12.85          5.01
-----------------------------------------------
Net interest margin, taxable equivalent (7)             4.70            4.56          4.56          4.61          4.72
-----------------------------------------------
Net loan and lease losses to average loans and
 lease financing                                         .21             .25           .17           .16           .19
-----------------------------------------------
Dividend payout ratio                                  38.61           37.91         38.71         43.85        113.76
-----------------------------------------------
Equity to assets ratio                                  9.20            8.75          8.22          8.58          8.64
-----------------------------------------------





                                                Year Ended    Five Year
                                                December 31   Compound
                                                -----------    Growth
                                                    1992        Rate %
                                                ------------  ----------
Summary of Operations
Interest income                                    333,285   10.6
-----------------------------------------------
Interest expense                                   153,535   10.3
-----------------------------------------------    --------
Net interest income                                179,750   10.8
-----------------------------------------------
Provision for loan and lease losses                 11,322    7.7
-----------------------------------------------    --------
Net interest income after provision                168,428   11.0
-----------------------------------------------
Other income (1)                                    48,910   13.7
-----------------------------------------------
Net investment securities gains (losses)             2,230    --
-----------------------------------------------
Other expenses (2)                                 146,950    9.0
-----------------------------------------------    --------
Income before income taxes, extraordinary item
 and cumulative effect of changes in
 accounting principles                              72,618   15.8
-----------------------------------------------
Income taxes (3)                                    25,480   17.0
-----------------------------------------------    --------
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles                                         47,138   15.1
-----------------------------------------------
Extraordinary item (4)                                  --    --
-----------------------------------------------
Cumulative effect of changes in accounting
 principles (5)                                         61    --
-----------------------------------------------    --------
Net income                                          47,199   15.1
===============================================    ========  ====
Per Share
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles:
 Basic                                                 2.84  10.2
-----------------------------------------------
 Diluted (6)                                           2.63  11.6
-----------------------------------------------
Net income:
 Basic                                                 2.84  10.2
-----------------------------------------------
 Diluted (6)                                           2.63  11.6
-----------------------------------------------
Cash dividends                                         1.14   9.3
-----------------------------------------------
Book value                                            26.04   4.7
-----------------------------------------------
Average shares outstanding:
 Basic                                              16,604    4.5
-----------------------------------------------
 Diluted (6)                                        18,753    2.3
-----------------------------------------------
Average Balances
Assets                                           4,246,324   10.3
-----------------------------------------------
Loans and lease financing                        2,797,590   11.8
-----------------------------------------------
Earning assets                                   3,910,104   11.0
-----------------------------------------------
Deposits                                         3,581,536   10.1
-----------------------------------------------
Interest-bearing liabilities                     3,424,968    9.9
-----------------------------------------------
Shareholders' equity                               365,624   11.8
-----------------------------------------------
Selected Period End Balances
Assets                                           4,351,535   10.4
-----------------------------------------------
Loans and lease financing                        2,780,538   12.9
-----------------------------------------------
Reserve for loan and lease losses                   34,930   14.1
-----------------------------------------------
Deposits                                         3,702,341   10.1
-----------------------------------------------
Shareholders' equity                               389,242   11.8
-----------------------------------------------
Ratios
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles to:
 Average assets                                        1.11
-----------------------------------------------
 Average shareholders' equity                         12.89
-----------------------------------------------
Net income to:
 Average assets                                        1.11
-----------------------------------------------
 Average shareholders' equity                         12.91
-----------------------------------------------
Net interest margin, taxable equivalent (7)            4.74
-----------------------------------------------
Net loan and lease losses to average loans and
 lease financing                                        .30
-----------------------------------------------
Dividend payout ratio                                 40.14
-----------------------------------------------
Equity to assets ratio                                 8.61
-----------------------------------------------

(1) Other income in 1997 includes $2.3 million of gain ($1.4 million after-tax) on the sale of an AmFed subsidiary which increased diluted net income per share by $.06.
(2) Other expenses include merger-related expense of $17.9 million in 1997 related to the Corporation's mergers with AmFed and Salem Trust, $10.3 million in 1995 related to the Corporation's merger with Security Capital and $1.1 million in 1994 related to Security Capital's acquisition of a savings and loan association. Other expenses also includes the levy in
    1996 of a $12.9 million special assessment by the FDIC to recapitalize the SAIF. The after-tax effect of the aforementioned non-recurring items was to decrease diluted net income per share by $.62 in 1997, $.37 per share in 1996, $.35 per share in 1995 and $.03 per share in 1994.
(3) During 1996, a tax benefit of $1.6 million ($.07 per diluted share) was recorded for forgiveness of the recapture of tax bad debt reserves of a former savings bank subsidiary. During 1994, Security Capital recognized a one-time charge of approximately $5.6 million ($.27 per diluted share) of deferred tax liabilities recorded in anticipation of the merger of
    Security Capital's three savings subsidiaries into its commercial bank subsidiary.
(4) The extraordinary item resulted from a prepayment penalty on the early extinguishment of debt by AmFed.
(5) The after-tax cumulative effect of changes in accounting principles reflect adoption of SFAS No. 72, "Accounting for Goodwill", which resulted in a one-time charge of $36.2 million in 1993, adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a one-time net charge of $2.3 million in 1993 and adoption of SFAS No. 109, "Accounting for Income Taxes", which resulted in a one-time benefit of $1.9 million in 1993 and $61,000 in 1992.
(6) Diluted earnings per share is computed considering the impact on average shares outstanding and net income of the exercise of stock options, conversion of convertible subordinated debentures and the exercise of stock warrants, when applicable.
(7) Net interest margin is computed by dividing taxable equivalent net interest income by average earning assets.
--------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion and analysis is to provide the reader with a description of the financial condition and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia (collectively, the "Subsidiary Banks") for the years ended December 31, 1997, 1996 and 1995. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBIISC"), CCBDE, Inc., and Southland Associates, Inc. and AmFed's wholly-owned subsidiaries, American Service Corporation of S.C., AMFEDDE, Inc., and Finance South, Inc. ("Finance South"). The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.


Mergers and Other Changes in Corporate Structure

     On January 31, 1997, the Corporation consummated its acquisition of Salem Trust Bank ("Salem Trust"), a $165 million commercial bank headquartered in Winston-Salem, North Carolina. On August 1, 1997, the Corporation consummated its acquisition of AmFed, a $1.3 billion savings bank headquartered in Greenville, South Carolina (collectively, the "1997 Mergers"). Under the terms of the respective merger agreements, the Corporation issued .36 of a share of the Corporation's common stock for each share of Salem Trust stock outstanding and .445 of a share for each share of AmFed stock outstanding. Consequently, the Corporation issued 5.6 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Salem Trust and AmFed. The former offices of Salem Trust are operated as offices of CCB and AmFed continues to operate as a separate federal savings bank. The 1997 Mergers were accounted for as poolings-of-interests and accordingly, the Corporation's historical consolidated financial statements have been restated to include the accounts and results of operations of Salem Trust Bank and AmFed as if the mergers had been effective as of the earliest period presented.

     During the second quarter of 1997, AmFed sold substantially all of the assets of its subsidiary Finance South, a consumer finance operation. The transaction, which consisted of the sale of loans ($14.3 million) and other assets, resulted in a gain of $2.3 million ($1.4 million after-tax).

     On May 19, 1995, the Corporation merged with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina. The merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock. Each share of Security Capital common stock outstanding on the date of the merger was converted into .5 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 5.9 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Security Capital. The former offices of Security Capital are operated as offices of CCB. In accordance with pooling-of-interests accounting, the financial statements of the Corporation were restated to reflect the Security Capital merger as if it had been effective as of the earliest period presented.


Results of Operations

     Performance Overview

     With the completion of the AmFed and Salem Trust mergers in 1997 and the Security Capital merger in 1995, the Corporation has positioned its franchise across the more economically vibrant urban areas of North and South Carolina. With the customer base and the economic forces present in those market areas and the Corporation's focus on increasing revenues while controlling noninterest expense, the Corporation's 1997 net income increased 9.9% over 1996's results. Net income in 1997 of $95.4 million, or $4.55 per diluted share, exceeded 1996's net income of $86.8 million, or $4.15 per diluted share. Returns on average assets and average shareholders' equity were 1.37% and 14.93%, respectively, in 1997 compared to 1.32% and 15.11%, respectively, in 1996 and 1.21% and 14.76%, respectively, in 1995. Table 1 compares the contributions to net income per diluted share for each income statement caption for the years ended December 31, 1997, 1996 and 1995 and the respective changes from year to year.

T A B L E  1


                    Components Of Diluted Income Per Share



                                                Years Ended December 31                Change From
                                         -------------------------------------   ------------------------
                                             1997         1996         1995       1997/1996     1996/1995
                                         -----------   ----------   ----------   -----------   ----------
Interest income                           $  26.25         24.52        23.56         1.73         .96
--------------------------------------
Interest expense                             11.92         11.36        11.24          .56         .12
--------------------------------------    --------         -----        -----         ----         ---
Net interest income                          14.33         13.16        12.32         1.17         .84
--------------------------------------
Provision for loan and lease losses            .78           .83          .53        (.05)         .30
--------------------------------------    --------         -----        -----        -----         ---
Net interest income after provision          13.55         12.33        11.79         1.22         .54
--------------------------------------
Other income (1)                              4.44          3.94         3.17          .50         .77
--------------------------------------
Other expenses (2)                           10.78         10.04         9.48          .74         .56
--------------------------------------    --------         -----        -----        -----         ---
Income before income taxes                    7.21          6.23         5.48          .98         .75
--------------------------------------
Income taxes (3)                              2.66          2.08         1.79          .58         .29
--------------------------------------    --------         -----        -----        -----         ---
Net income before extraordinary item          4.55          4.15         3.69          .40         .46
--------------------------------------
Extraordinary item (4)                          --           --        ( .08)          --          .08
--------------------------------------    --------         -----       ------        -----         ---
Net income                                $   4.55          4.15         3.61          .40         .54
======================================    ========         =====       ======        =====         ===

(1) Other income includes a $2.3 million gain realized in the sale of a subsidiary during 1997.
(2) Other expenses include merger-related expense of $17.9 million in 1997, the FDIC Special Assessment of $13.9 million in 1996 and merger-related expense of $10.3 million in 1995.
(3) Income taxes for 1996 include a tax benefit of $1.6 million from the forgiveness of recapture of tax bad debt reserves of a savings bank subsidiary.
(4) In 1995, AmFed recognized an extraordinary item of $1.7 million, net of taxes, for the loss on extinguishment of debt.
(5) Excluding the impact of the non-recurring items discussed in (1), (2), (3) and (4), income per diluted share would be $5.11, $4.45 and $4.04 for the years ended December 31, 1997, 1996 and 1995, respectively.
--------------------------------------------------------------------------------
     Operating Income


     Operating income, defined as income before non-recurring items, increased 15.0% in 1997 compared to 1996's operating income. Operating income per diluted share was $5.11 in 1997 versus 1996's $4.45. Over the past three years, the Corporation's results of operations have been significantly impacted by the following non-recurring items which are described below.

     To effect the Salem Trust and AmFed mergers, the Corporation incurred $17.9 million of merger-related expense in 1997 which included severance and other employee benefit costs, excess facilities costs, system conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $13.1 million.

     During 1996, the Corporation experienced two non-recurring items. First, the Federal Deposit Insurance Corporation (the "FDIC") assessed a special one-time levy (the "FDIC Special Assessment") to recapitalize the Savings Association Insurance Fund (the "SAIF") which resulted in a special assessment totaling $13.9 million for the Subsidiary Banks in the third quarter of 1996. During the fourth quarter of 1996, CCB protested the amount of special assessment levied on certain portions of the SAIF deposit base and received a $1 million reduction in the assessment. CCB's SAIF deposits resulted from its prior acquisitions of thrift institutions. Second, through Congressional legislative action, the recapture of tax bad debt reserves required upon a savings bank's conversion to a commercial bank was forgiven. Consequently, a $1.6 million tax benefit was recorded prior to a former savings bank's merger into CCB (the "Recapture Tax Benefit").

     To effect the 1995 Security Capital merger, the Corporation incurred $10.3 million of merger-related expense which included severance and other employee benefit costs, costs related to branch closures, system conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $7.3 million for 1995.

     Excluding the effects of the non-recurring items, return on average assets was 1.54% for 1997 compared to 1.42% for 1996 and return on average shareholders' equity was 16.76% for 1997 compared to 1996's 16.20%. Return on average assets was 1.36% and return on average shareholders' equity was 16.53% for 1995.


     Net Interest Income

     Net interest income is one of the major determining factors in a financial institution's performance as it is its principal source of earnings. It is impacted by the volume, yield/cost and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds. Table 2 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1997.

T A B L E  2


               Average Balances and Net Interest Income Analysis
                (Taxable Equivalent Basis -- In Thousands) (1)


                                                                    Years Ended December 31
                                              -------------------------------------------------------------------
                                                             1997                              1996
                                              ---------------------------------- --------------------------------
                                                             Interest   Average               Interest   Average
                                                 Average      Income/    Yield/    Average     Income/    Yield/
                                                 Balance      Expense     Rate     Balance     Expense     Rate
                                              ------------- ---------- --------- ----------- ---------- ---------
Earning assets:
Loans and lease financing (2)                 $4,877,187     442,917  9.08 %     4,464,026   406,473       9.10
--------------------------------------------
U.S. Treasury and U.S. Government
 agencies and corporations (3)                 1,348,214      92,749  6.88       1,313,695    86,759       6.60
--------------------------------------------
States and political subdivisions                 81,967       7,254  8.85          77,015     7,102       9.22
--------------------------------------------
Equity and other securities (3)                   47,327       3,676  7.77          48,529     3,783       7.80
--------------------------------------------
Federal funds sold and other
 short-term investments                          184,653      10,342  5.60         248,879    13,524       5.43
--------------------------------------------
Time deposits in other banks                      55,356       2,716  4.91          64,275     3,263       5.08
--------------------------------------------  ----------     -------  ----       ---------   -------       ----
  Total earning assets                         6,594,704     559,654  8.49%      6,216,419   520,904       8.38
--------------------------------------------  ----------     -------  ----       ---------   -------       ----
Non-earning assets:
Cash and due from banks                          184,261                           198,091
--------------------------------------------
Premises and equipment                            85,815                            86,469
--------------------------------------------
All other assets, net                             79,209                            69,594
--------------------------------------------  ----------                         ---------
  Total assets                                $6,943,989                         6,570,573
============================================  ==========                         =========

Interest-bearing liabilities:
Savings and time deposits                     $5,111,486     229,600  4.49 %     4,813,311   214,500       4.46
--------------------------------------------
Short-term borrowed funds                        304,372      15,371  5.05         361,091    18,713       5.18
--------------------------------------------
Long-term debt                                    79,336       5,128  6.46          68,065     4,359       6.40
--------------------------------------------  ----------     -------  ----       ---------   -------       ----
  Total interest-bearing liabilities           5,495,194     250,099  4.55%      5,242,467   237,572       4.53
--------------------------------------------  ----------     -------  ----       ---------   -------       ----
Other liabilities and shareholders' equity:
Demand deposits                                  688,642                           636,601
--------------------------------------------
Other liabilities                                121,165                           116,746
--------------------------------------------
Shareholders' equity                             638,988                           574,759
--------------------------------------------  ----------                         ---------
  Total liabilities and
   shareholders' equity                       $6,943,989                         6,570,573
============================================  ==========                         =========
Net interest income and
 net interest margin (4)                                    $309,555  4.70%                  283,332       4.56
============================================                ========  ====                   =======       ====
Interest rate spread (5)                                              3.94%                                3.85
============================================                          ====                                 ====


                                                 Years Ended December 31
                                             -------------------------------
                                                          1995
                                             -------------------------------
                                                          Interest   Average
                                               Average     Income/   Yield/
                                               Balance     Expense    Rate
                                             ----------- ---------- --------
Earning assets:
Loans and lease financing (2)                 4,113,207   384,154      9.34
--------------------------------------------
U.S. Treasury and U.S. Government
 agencies and corporations (3)                1,302,641    87,084      6.69
--------------------------------------------
States and political subdivisions                80,199     7,861      9.80
--------------------------------------------
Equity and other securities (3)                  43,865     3,339      7.61
--------------------------------------------
Federal funds sold and other
 short-term investments                         260,913    16,066      6.16
--------------------------------------------
Time deposits in other banks                     50,156     2,937      5.86
--------------------------------------------  ---------   -------      ----
  Total earning assets                        5,850,981   501,441      8.57
--------------------------------------------  ---------   -------      ----
Non-earning assets:
Cash and due from banks                         212,857
--------------------------------------------
Premises and equipment                           87,607
--------------------------------------------
All other assets, net                            66,845
--------------------------------------------  ---------
  Total assets                                6,218,290
============================================  =========

Interest-bearing liabilities:
Savings and time deposits                     4,621,251   208,921      4.52
--------------------------------------------
Short-term borrowed funds                       285,363    16,568      5.81
--------------------------------------------
Long-term debt                                  140,909     9,391      6.66
--------------------------------------------  ---------   -------      ----
  Total interest-bearing liabilities          5,047,523   234,880      4.65
--------------------------------------------  ---------   -------      ----
Other liabilities and shareholders' equity:
Demand deposits                                 532,701
--------------------------------------------
Other liabilities                               127,035
--------------------------------------------
Shareholders' equity                            511,031
--------------------------------------------  ---------
  Total liabilities and
   shareholders' equity                       6,218,290
============================================  =========
Net interest income and
 net interest margin (4)                                  266,561      4.56
============================================              =======      ====
Interest rate spread (5)                                               3.92
============================================                           ====

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1997, 1996 and 1995.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $13.2 million for 1997 and $11 million for 1996 and 1995 are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
--------------------------------------------------------------------------------
     As shown in Table 2, the Corporation realized net taxable equivalent interest income of $559.7 million in 1997. Average earning asset increases of $378.3 million in 1997 were due to internal growth. The percentage of loans and leases to total earning assets increased to 74% during 1997 from 72% in 1996. This shift from lower-yielding investments and other short-term funds to higher-yielding loans and leases had a moderate effect on the yield on earning assets as it increased from 1996's 8.38% to 1997's 8.49%. Increases in the volume of earning assets, aided by increases in the rates earned on these assets, resulted in a $38.7 million increase in total interest income. Offsetting the increased interest income were increased volumes of interest-bearing liabilities and the rates paid on those liabilities which resulted in a net increase in net interest income of $26.2 million and a net interest margin of 4.70% for 1997. This compares to a 4.56% net interest margin for both 1996 and 1995. The contribution of free liabilities to the net interest margin (computed as net interest margin less the interest rate spread) rose to 76 basis points in 1997 from 71 basis points in 1996. The interest rate spread grew 9 basis points to 3.94% for 1997 which compares to 3.85% in 1996 and 3.92% in 1995. See Table 3 for further analysis of the effects of volume and rate on net interest income.

T A B L E  3


                       Volume and Rate Variance Analysis
                (Taxable Equivalent Basis -- In Thousands) (1)


                                                                      Years Ended December 31
                                                              ----------------------------------------
                                                                                1997
                                                              ----------------------------------------
                                                                  Volume          Rate         Total
                                                               Variance (2)   Variance (2)   Variance
                                                              -------------- -------------- ----------
Interest income:
Loans and lease financing                                        $ 37,343         (899)       36,444
-------------------------------------------------------------
U.S. Treasury and U.S. Government agencies and corporations         2,291        3,699         5,990
-------------------------------------------------------------
States and political subdivisions                                     444         (292)          152
-------------------------------------------------------------
Equity and other securities                                           (93)         (14)         (107)
-------------------------------------------------------------
Federal funds sold and short-term investments                      (3,592)         410        (3,182)
-------------------------------------------------------------
Time deposits in other banks                                         (441)        (106)         (547)
-------------------------------------------------------------    --------        -----        ------
  Total interest income                                            35,952        2,798        38,750
-------------------------------------------------------------    --------        -----        ------
Interest expense:
Savings and time deposits                                          13,621        1,479        15,100
-------------------------------------------------------------
Short-term borrowed funds                                          (2,882)        (460)       (3,342)
-------------------------------------------------------------
Long-term debt                                                        728           41           769
-------------------------------------------------------------    --------        -----        ------
  Total interest expense                                           11,467        1,060        12,527
-------------------------------------------------------------    --------        -----        ------
Increase (decrease) in net interest income                       $ 24,485        1,738        26,223
=============================================================    ========        =====        ======



                                                                       Years Ended December 31
                                                              -----------------------------------------
                                                                                1996
                                                              -----------------------------------------
                                                                  Volume          Rate         Total
                                                               Variance (2)   Variance (2)    Variance
                                                              -------------- -------------- -----------
Interest income:
Loans and lease financing                                         32,324         (10,005)      22,319
-------------------------------------------------------------
U.S. Treasury and U.S. Government agencies and corporations          781          (1,106)        (325)
-------------------------------------------------------------
States and political subdivisions                                   (305)           (454)        (759)
-------------------------------------------------------------
Equity and other securities                                          360              84          444
-------------------------------------------------------------
Federal funds sold and short-term investments                       (712)         (1,830)      (2,542)
-------------------------------------------------------------
Time deposits in other banks                                         753            (427)         326
-------------------------------------------------------------     ------         -------       ------
  Total interest income                                           33,201         (13,738)      19,463
-------------------------------------------------------------     ------         -------       ------
Interest expense:
Savings and time deposits                                          8,431          (2,852)       5,579
-------------------------------------------------------------
Short-term borrowed funds                                          4,075          (1,930)       2,145
-------------------------------------------------------------
Long-term debt                                                    (4,679)           (353)      (5,032)
-------------------------------------------------------------     ------         -------       ------
  Total interest expense                                           7,827          (5,135)       2,692
-------------------------------------------------------------     ------         -------       ------
Increase (decrease) in net interest income                        25,374          (8,603)      16,771
=============================================================     ======         =======       ======

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1997, 1996 and 1995.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.
--------------------------------------------------------------------------------
     In 1996, the Corporation realized net taxable equivalent interest income of $283.3 million. Average earning asset increases of $365.4 million in 1996 were due to internal growth. Changes in the mix of earning assets toward higher-earning loans and lease financing and increases in net interest income due to higher volumes were partially offset by lower rates earned on assets. Consequently, the interest rate spread fell to 3.85% in 1996 from 1995's 3.92%. However, the contribution of free liabilities to the net interest margin rose to 71 basis points in 1996 from 64 basis points in 1995. As a result, the net interest margin remained steady at 4.56%, the same rate as 1995. The overall increase in net interest income of $16.8 million was due to increases in volume of $25.4 million offset by decreases in rate of $8.6 million.

     Growth in the average earning asset base in the previous three years has primarily occurred in the loans and lease financing portfolio. Following a trend begun in 1995, the mix in earning assets continued to shift toward loans and lease financing due to increased loan demand. Expansion of the earning asset base during the periods presented has been funded primarily with increases in the deposit base and the retention of earnings. Substantially all deposits originate within the market areas of CCB and AmFed. Average total deposits increased by approximately $350.2 million or 6.4% in 1997 and $296 million or 5.7% in 1996.


     Other Income and Other Expenses

     Other income consists primarily of service charges on deposit accounts, trust and custodian fees, sales and insurance commissions, fees and service charges for various other banking services provided to customers and accretion of negative goodwill resulting from prior acquisitions. Other income, excluding net securities gains or losses, totaled $92.9 million for the year ended 1997, an $8.2 million increase over 1996. Increases in other income were experienced in all categories of other income due to growth of the asset and customer bases, a stronger emphasis on the collection of fees for services rendered and new revenue-generating customer service initiatives. In addition, a heightened sales focus accompanied by expansion of incentive-based compensation plans and the strength of the economic base in the markets served should result in higher revenues in 1998. Other income, excluding net securities gains or losses, totaled $84.8 million in 1996 and $67 million in 1995. The five-year compound growth rate for other income was 13.7% at December 31, 1997.

     As in prior years, service charges on deposit accounts were the largest source of other income. These service charges amounted to $44.9 million in 1997, a 12.1% increase over 1996. The increase was due primarily to growth in the deposit base, repricing of certain customer services and additional surcharge income from foreign (non-Subsidiary Bank customers) ATM use on the Subsidiary Banks' expanded ATM network. In addition, a greater emphasis was placed on developing potential commercial customers. During 1997, service charges on commercial accounts increased $720,000 over 1996's level due to higher volume of accounts and expansion of services offered. The Corporation monitors service charges closely and evaluates such fees periodically to ensure that they reflect the costs of providing the services and to consider competitive factors.

     Trust and custodian fees rose to $8.4 million in 1997 from $7.3 million in 1996 due to growth in assets managed by the trust department and the continued promotion of employee benefit trust products introduced in 1996. Trust and custodian fees totaled $6.8 million in 1995. In July 1997, AmFed opened a trust department which currently has two offices located in South Carolina. Management is positioning the trust departments to attract new consumer trust business as the number of people aged 55 and over with incomes exceeding $100,000 is projected to grow significantly over the next five years as the "baby boomer" population reaches retirement age. In addition, employee benefit-related trust business will continue to be pursued as the Subsidiary Banks market the 401K Spectrum(R) product. Managed assets totaled $2.2 billion at December 31, 1997 and $1.5 billion at December 31, 1996.

     Sales and insurance commissions income totaled $9.4 million in 1997 and $7.8 million in 1996. The Corporation offers complete brokerage services to customers through its subsidiaries, CCBIISC and ASC, and an independent brokerage firm which generated $7 million of income in 1997 and $5.2 million in 1996. Through a correspondent bank program initiated in 1997, CCBIISC began providing brokerage services to another financial institution which will provide additional commission income. CCBIISC will continue to pursue other correspondent bank relationships. Revenue in this category is also derived from the sale of insurance products and annuity products. Management anticipates a greater emphasis in 1998 on the sale of insurance products, particularly credit life insurance, by adopting some of AmFed's successful insurance programs across the Corporation's franchise.

     Negative goodwill (the excess of net assets acquired over costs) totaling $33.6 million was recorded in connection with acquisitions completed in 1993 and is being accreted to income over a ten-year period on a straight-line basis. Accretion of negative goodwill totaled $3.4 million in 1997, 1996 and 1995.

     Included in 1997 and 1996's other operating income are mortgage servicing rights capitalization gains of $4.1 million and $2.3 million, respectively, from the sale of mortgage loans with servicing retained. During 1996, the Corporation adopted accounting standards which require the recognition of mortgage servicing rights ("MSR") as an asset when mortgages are sold or securitized and servicing rights retained, regardless of how those servicing rights were acquired. At December 31, 1997 and 1996, there was no impairment of the recorded MSR and no adjustment to the MSR valuation account was made during 1997 or 1996. The Corporation may periodically sell mortgages with servicing released through a contract with an out-of-state financial institution. The Corporation may elect to sell its originated servicing since it does not have the economies of scale needed to make mortgage servicing a profitable line of business over the long term.

     Net securities gains (losses) of $480,000, $(2.2)million and $(816,000) were realized in 1997, 1996 and 1995, respectively, through the sale of securities held in the available for sale portfolio. The net securities losses in 1996 were realized through losses on marketable equity securities partially offset by gains on sales of obligations of U. S. Government agencies and corporations.

     Table 4 presents various operating efficiency ratios for the Corporation for the prior five years (excluding the impact of non-recurring items). Noninterest income as a percentage of average assets has risen significantly since 1994 due to a greater focus on identifying additional sources of noninterest revenue and collecting the resulting revenues. The noninterest income ratio for 1993 was significantly impacted by net gains on sales of investment securities of $3 million.

T A B L E  4


                          Operating Efficiency Ratios



                                                                                      Years Ended December
                                                                                               31
                                                                                      --------------------
                                                                                         1997       1996
                                                                                      ---------- ---------
As a percentage of average assets (1):
 Noninterest income                                                                        1.31%     1.26
-------------------------------------------------------------------------------------     -----     -----
 Personnel expense                                                                        1.65       1.61
-------------------------------------------------------------------------------------
 Occupancy and equipment expense                                                           .41        .43
-------------------------------------------------------------------------------------
 Other operating expense                                                                   .93        .95
-------------------------------------------------------------------------------------    ------     -----
 Total noninterest expense                                                                2.99       2.99
-------------------------------------------------------------------------------------    ------     -----
 Net overhead (noninterest expense less noninterest income)                               1.68 %     1.73
===================================================================================== =========     =====
Noninterest expense as a percentage of net interest income and other income (1) (2)      51.99%     53.80
-------------------------------------------------------------------------------------
Average assets per employee (in millions)                                               $ 2.63       2.47
-------------------------------------------------------------------------------------



                                                                                         Years Ended December 31
                                                                                      -----------------------------
                                                                                         1995      1994      1993
                                                                                      --------- --------- ---------
As a percentage of average assets (1):
 Noninterest income                                                                       1.06      1.05      1.22
-------------------------------------------------------------------------------------    -----     -----     -----
 Personnel expense                                                                        1.60      1.62      1.75
-------------------------------------------------------------------------------------
 Occupancy and equipment expense                                                           .41       .51       .56
-------------------------------------------------------------------------------------
 Other operating expense                                                                  1.01      1.10      1.13
-------------------------------------------------------------------------------------    -----     -----     -----
 Total noninterest expense                                                                3.02      3.23      3.44
-------------------------------------------------------------------------------------    -----     -----     -----
 Net overhead (noninterest expense less noninterest income)                               1.96      2.18      2.22
=====================================================================================    =====     =====     =====
Noninterest expense as a percentage of net interest income and other income (1) (2)      56.46     60.07     61.19
-------------------------------------------------------------------------------------
Average assets per employee (in millions)                                                 2.36      2.15      1.83
-------------------------------------------------------------------------------------

(1) Excludes $2.3 million gain on sale of subsidiary in 1997, the FDIC Special Assessment of $12.9 million incurred in 1996 and merger-related expenses incurred in 1997, 1995 and 1994 of $17.9 million, $10.3 million and $1.1 million, respectively.
(2) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using a 35% federal tax rate and applicable state tax rates.
--------------------------------------------------------------------------------

     Noninterest expenses, excluding non-recurring items, rose $11.4 million or 5.8% in 1997 over 1996's level of $196.9 million. This increase was due primarily to a $8.6 million increase in personnel expense. Despite the increases, noninterest expenses are growing at a slower rate than average assets. As reported in Table 4, total noninterest expense as a percentage of average assets continued to show improvement, falling to 2.99% for 1997 from a high of 3.44% in 1993.

     The increase in personnel expense was due in part to general wage and employee benefit increases and a greater emphasis on incentive-based compensation. Within personnel expense, salaries and wages increased $6.2 million, employee benefits increased $1.7 million and the remaining increases were in employee training and other costs.

     Net occupancy and equipment expense remained stable for the three-year period ended December 31, 1997. The costs of disposing of excess facilities and operational systems are included in merger-related expense and are excluded from the analysis in Table 4.

     Other operating expenses, excluding non-recurring items, increased by $2.6 million in 1997 or 4.1% from 1996. Overall, other operating expenses have increased due to the expanded branch network. Increases were experienced in data processing, printing and office supplies, postage and telecommunications. Additional marketing expense of $312,000 was incurred due in part to the marketing of the alternative service delivery channels introduced over the last three years. These service delivery initiatives include on-line banking, extended-hour in-store branches and telebanking.

     For 1996, noninterest expenses, excluding non-recurring items, increased $9 million over 1995's level of $187.9 million. As shown in Table 4, noninterest expense, excluding non-recurring items, decreased as a percentage of average assets from 3.02% in 1995 to 2.99% in 1996. Excluding the impact of the Special Assessment, 1996's other operating expenses of $62.6 million increased 4.1% over 1995's $60.2 million. The $4.2 million decrease in deposit and other insurance expense resulting from reduced FDIC deposit insurance premiums was offset by a $3.1 million increase in professional services fees for the engagement of consultants to recommend opportunities to earn additional noninterest revenues or to decrease noninterest expenses through improvement of operating processes and procedures. The improvement in the operating efficiency ratios disclosed in Table 4 are due in part to implementation of those recommendations.

     The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) has improved over the past four years from 61.19% in 1993 to 51.99% in 1997 as disclosed in Table 4. Management's goal is to reach and maintain an efficiency ratio of less than 50%. Management will continue to closely monitor this ratio and anticipates continuing improvement as revenue-enhancement opportunities are identified and cost-containment programs are continued.


     Income Taxes

     Income tax expense was $55.8 million in 1997, $43.6 million in 1996, and $37.4 million in 1995. The Corporation's effective income tax rates were 36.9%, 33.4%, and 32.6% in 1997, 1996 and 1995, respectively. Non-deductible merger-related expense had an adverse impact on 1997's effective tax rate. The Recapture Tax Benefit had a positive impact on 1996's effective income tax rate. The impact on 1995's effective tax rate by non-deductible merger-related expense was partially offset by a $1.5 million adjustment of estimated tax liability by AmFed. Deferred tax assets of $32.7 million and deferred tax liabilities of $20.3 million are recorded on the Consolidated Balance Sheets as of December 31, 1997. The Corporation has determined that a valuation allowance for the deferred tax assets is not warranted at December 31, 1997.


     Fourth Quarter Results

     During the fourth quarter of 1997, the Corporation recorded net income of $27.7 million or $1.32 per diluted share compared to 1996's fourth quarter results of $24.4 million or $1.17 per diluted share. Return on average assets was 1.56% in 1997 and 1.44% in 1996; return on average shareholders' equity was 16.58% in 1997 compared to 16.34% in 1996. During the fourth quarter of 1997, the Corporation incurred $647,000 of non-recurring merger-related expense. During the fourth quarter of 1996, CCB protested the FDIC special assessment levied on portions of the SAIF deposit base and was granted a $1 million decrease. Excluding the impact of these non-recurring items, the returns on average assets and average shareholders' equity were 1.58% and 16.83%, respectively, in 1997 and 1.41% and 15.94%, respectively, in 1996.

     Average assets for the three months ended December 31, 1997 totaled $7.1 billion, a 5.2% increase over the same period in 1996. Average earning assets increased by approximately the same percentage from $6.4 billion in 1996 to $6.7 billion for the same period in 1997. The net interest margin for the fourth quarter of 1997 was 4.75%, a 14 basis point increase from 1996's 4.61%.

     Noninterest income as a percentage of average assets was 1.36% for the fourth quarter of 1997 compared to 1996's 1.28%. Noninterest expense, excluding the non-recurring items discussed above, as a percentage of average assets held at 3.06% for the fourth quarters of 1997 and 1996. The efficiency ratio for these periods in 1997 and 1996 was 52.29% and 54.50%, respectively.

     Income statements for each of the quarters in the five-quarter period ended December 31, 1997 are included in Table 5.

T A B L E  5


          Income Statements for Five Quarters Ended December 31, 1997
                     (In Thousands Except Per Share Data)


                                                                        Three Months Ended
                                                   -------------------------------------------------------------
                                                      12/31/97     9/30/97     6/30/97     3/31/97     12/31/96
                                                   ------------- ----------- ----------- ----------- -----------
 Total interest income                               $ 141,495     138,932     136,946     133,090     131,526
--------------------------------------------------
 Total interest expense                                 64,034      63,529      61,582      60,954      60,132
--------------------------------------------------   ---------     -------     -------     -------     -------
 Net interest income                                    77,461      75,403      75,364      72,136      71,394
--------------------------------------------------
 Provision for loan and lease losses                     3,472       5,355       4,885       2,664       4,787
--------------------------------------------------   ---------     -------     -------     -------     -------
 Net interest income after provision                    73,989      70,048      70,479      69,472      66,607
--------------------------------------------------   ---------     -------     -------     -------     -------
 Service charges on deposits                            11,972      11,252      11,227      10,486      10,609
--------------------------------------------------
 Trust income                                            2,324       2,189       2,061       1,841       1,968
--------------------------------------------------
 Sales and insurance commissions                         2,262       2,625       2,203       2,343       2,181
--------------------------------------------------
 Accretion of negative goodwill                            839         839         839         839         839
--------------------------------------------------
 Other (1)                                               6,590       5,964       7,882       6,342       8,860
--------------------------------------------------
 Securities gains (losses), net                            236         172          11          61      (2,757)
--------------------------------------------------   ---------     -------     -------     -------     -------
 Total other income                                     24,223      23,041      24,223      21,912      21,700
--------------------------------------------------   ---------     -------     -------     -------     -------
 Personnel                                              29,024      28,501      28,495      28,552      27,612
--------------------------------------------------
 Occupancy and equipment                                 7,279       6,860       7,255       7,068       7,148
--------------------------------------------------
 Deposit and other insurance                               767         691         644         533         735
--------------------------------------------------
 Amortization of intangible assets                       1,036       1,036       1,306       1,055       1,073
--------------------------------------------------
 Merger-related expense (1)                                647      16,253          --       1,016          --
--------------------------------------------------
 Other operating (1)                                    16,324      13,378      14,674      13,804      14,353
--------------------------------------------------   ---------     -------     -------     -------     -------
 Total other expenses                                   55,077      66,719      52,374      52,028      50,921
--------------------------------------------------   ---------     -------     -------     -------     -------
 Income before income taxes                             43,135      26,370      42,328      39,356      37,386
--------------------------------------------------
 Income taxes                                           15,390      11,062      14,847      14,466      12,998
--------------------------------------------------   ---------     -------     -------     -------     -------
 Net income                                          $  27,745      15,308      27,481      24,890      24,388
==================================================   =========     =======     =======     =======     =======
 Income before non-recurring items per share (1):
  Basic                                              $    1.36         1.31        1.26        1.24        1.16
--------------------------------------------------
  Diluted                                                 1.34         1.29        1.25        1.23        1.14
--------------------------------------------------
 Net income per share:
  Basic                                                   1.34          .74        1.33        1.20        1.18
--------------------------------------------------
  Diluted                                                 1.32          .73        1.31        1.19        1.17
--------------------------------------------------

(1) Non-recurring items include the following items for the applicable quarters:
     * Merger-related expense of $409,000 (after-tax) or $.02 per diluted share for the fourth quarter of 1997;
     * Merger-related expense of $11.9 million (after-tax) or $.56 per diluted share for the third quarter of 1997;
     * Gain on sale of an AmFed subsidiary of $1.4 million (after-tax) or $.07 per diluted share for the second quarter of 1997;
     * Merger-related expense of $792,000 (after-tax) or $.04 per diluted share for the first quarter of 1997; and
     * Refund of $600,000 of FDIC Special Assessment (after-tax) or $.03 per diluted share for the fourth quarter of 1996.
--------------------------------------------------------------------------------
Financial Position


     Strong loan growth during 1997 resulted in a 9.3% increase in average loans and lease financing and a 5.7% increase in average assets. This loan growth percentage was achieved despite the 1997 securitization and sale of $138.3 million of mortgage loans and the sale of Finance South's $14.3 million of consumer loans. The five-year compound growth rate for average loans and lease financing was 11.8% and for average assets was 10.3%.

 Loans and Lease Financing

     The Subsidiary Banks' loan portfolios are comprised primarily of diversified credits with little borrower or industry concentration. Management believes that lending to smaller-sized commercial customers and consumers allows a higher interest rate spread which helps support the net interest margin. Table 6 shows the year-end breakdown of the major categories of the loans and lease financing portfolio for the previous five years based upon regulatory classifications. Outstanding loans and lease financing increased $347.9 million over 1996's outstandings. All of the 1997 loan growth was internally generated.

     Substantially all loans are made on a secured basis with the exception of revolving credit accounts and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North and South Carolina except for credit card receivables which are offered on a nationwide basis and automobile loans which are offered from Virginia to Georgia through referrals from a major automobile insurance company. Lending officers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. There were no concentrations of loans exceeding 10% of total loans other than those categories in Table 6.

T A B L E  6


                           Loans and Lease Financing
                                (In Thousands)


                                                                  As of December 31
                                          -----------------------------------------------------------------
                                               1997       1996 (1)       1995         1994         1993
                                          ------------- ------------ ------------ ------------ ------------
Commercial, financial and agricultural     $  688,040      549,831      629,814      660,452      524,617
-----------------------------------------
Real estate -- construction                   733,026      629,829      504,461      401,486      258,672
-----------------------------------------
Real estate -- mortgage                     2,915,851    2,602,639    2,279,621    2,133,560    1,917,027
-----------------------------------------
Instalment loans to individuals               506,339      739,991      594,508      527,898      476,301
-----------------------------------------
Revolving credit                              212,794      193,561      230,142      202,846      187,584
-----------------------------------------
Lease financing                                43,265       38,323       37,223       33,433       25,932
-----------------------------------------  ----------    ---------    ---------    ---------    ---------
  Total gross loans and lease financing     5,099,315    4,754,174    4,275,769    3,959,675    3,390,133
-----------------------------------------
Less: Unearned income                           5,746        8,511        8,594        7,515        5,842
-----------------------------------------  ----------    ---------    ---------    ---------    ---------
  Total loans and lease financing          $5,093,569    4,745,663    4,267,175    3,952,160    3,384,291
=========================================  ==========    =========    =========    =========

(1) During 1996, certain loans were reviewed and found to have been improperly classified as to loan type. Consequently, loans totaling $186 million were reclassified from commercial, financial and agricultural to real estate-mortgage ($146 million) and real estate-construction ($40 million).

--------------------------------------------------------------------------------
     Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to medium-sized companies. There is no substantial loan concentration in any one industry or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary decision factor, with additional reliance upon collateral values. Management expects moderate to strong growth to continue in these categories during 1998. The Subsidiary Banks will maintain their focus on quality credit underwriting. See Table 7 for a schedule of maturities and sensitivities of certain loan types to changes in interest rates.

     Real estate-mortgage loans consist primarily of loans secured by first or second deeds of trust on primary residences (70% of total real estate-mortgage loans). The remainder of real estate-mortgage loans are primarily for commercial purposes and often include the commercial borrower's real property in addition to other collateral. It is the Subsidiary Banks' general policy to retain adjustable rate, first deed of trust mortgage loans within the portfolio and sell all fixed rate production. While the lower-interest rate environment anticipated for 1998 is favorable to home buyers and borrowers seeking to re-finance their mortgages, with the Subsidiary Banks' plans to sell all marketable fixed rate mortgages, the mortgage portfolios may not grow in proportion to 1998's expected production volume. Consequently, Management anticipates only moderate growth in this category for 1998.

     Instalment loans to individuals consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer's debt obligations, ability and willingness to repay and general economic trends in their decision to extend credit. Since 1993, the Corporation has had an alliance with a major automobile insurance company, which, through referrals from company agents, has increased the amount of automobile loans outstanding. The agreements with the insurance company cover a market area stretching from Virginia to Georgia.

     Revolving credit includes overdraft protection and traditional credit card products. The credit card program was restructured in late 1997. Customers have more options based on credit card interest rates and annual fees. Additionally, a credit card product offering travel awards for airline flights based on card usage was introduced. This product, which is administered by a third party, is expected to generate significant consumer interest as the travel awards are not limited to a particular travel partner but can be used with any of the major airlines. AmFed did not offer credit cards at the time of the merger and thus their customer base provides an additional opportunity to grow the credit card portfolio. With continued emphasis on prudent underwriting standards, management expects moderate growth during 1998.

     The leasing portfolio, net of unearned income, increased 12.7% in 1997 to $37.8 million. The leasing portfolio is not concentrated in any one line of business or type of equipment. Management intends to expand the leasing portfolio through an emphasis on commercial equipment leases, which it feels is a more profitable market than consumer leases.

T A B L E  7


      Maturities and Sensitivities of Loans to Changes in Interest Rates
                                (In Thousands)


                                                 As of December 31, 1997
                                        ------------------------------------------
                                          Commercial,
                                           Financial
                                              and       Real Estate-
                                         Agricultural   Construction      Total
                                        -------------- -------------- ------------
Due in one year or less                    $177,194         25,561       202,755
---------------------------------------
Due after one year through five years:
 Fixed interest rates                       289,145        211,878       501,023
---------------------------------------
 Floating interest rates                    154,852        434,587       589,439
---------------------------------------
Due after five years:
 Fixed interest rates                        23,399         28,260        51,659
---------------------------------------
 Floating interest rates                     43,450         32,740        76,190
---------------------------------------    --------        -------       -------
  Total                                    $688,040        733,026     1,421,066
=======================================    ========        =======     =========

     Investment Securities

     Investment securities increased 8.3% from year-end 1996 to $1.5 billion at December 31, 1997. Due to the interest rate environment, the Corporation is experiencing higher levels of paydowns for mortgage-backed securities (included within U.S. Government agencies and corporations). These funds are being reinvested in shorter-term U.S. Treasury securities and U.S. Government agencies as there is not an interest rate advantage in committing funds to longer-term investments. Despite investment securities' period to period increase, investment securities as a percentage of total earning assets declined due to the previously discussed shift in earning assets to higher-yielding loans. Average investment securities totaled 22.4% of total average earning assets for 1997 versus 23.2% for 1996. Taxable securities remain the primary component of the portfolio.

     The Corporation segregates debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities held to maturity totaled $81.6 million or 5.6% of the total investment securities portfolio at December 31, 1997. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Corporation had no trading securities at December 31, 1997, 1996 or 1995 nor at any time during those years. Debt and equity securities not classified as either held to maturity or as trading securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of taxes. At December 31, 1997, securities available for sale totaled $1.4 billion, which represented over 90% of the total portfolio. The mark-to-market adjustment for available for sale securities totaled $22.7 million in unrealized gains at December 31, 1997 and, after considering applicable taxes, resulted in a $14 million addition to total shareholders' equity. As of December 31, 1996, the mark-to-market adjustment for available for sale securities totaled $12.1 million and resulted in a $7.3 million addition to total shareholders' equity after applying applicable taxes. The Corporation does not currently anticipate selling a significant amount of the securities available for sale in the near future. Future fluctuations in shareholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale.

T A B L E  8


                        Investment Securities Portfolio
                                (In Thousands)


                                                                                  As of December 31
                                                     ----------------------------------------------------------------------------
                                                                1997                      1996                     1995
                                                     -------------------------- ------------------------ ------------------------
                                                       Amortized     Carrying    Amortized    Carrying    Amortized    Carrying
                                                          Cost         Value        Cost        Value        Cost        Value
                                                     ------------- ------------ ----------- ------------ ----------- ------------
Securities Available for Sale
U.S. Treasury                                         $  472,396      480,659      442,410     447,577      476,009     485,817
----------------------------------------------------
U.S. Government agencies and corporations                841,034      854,481      761,136     768,090      894,160     904,168
----------------------------------------------------
Equity securities                                         45,946       46,967       51,851      51,852       37,936      36,875
----------------------------------------------------  ----------      -------      -------     -------      -------     -------
  Total securities available for sale                 $1,359,376    1,382,107    1,255,397   1,267,519    1,408,105   1,426,860
====================================================  ==========    =========    =========   =========    =========   =========

Maturity and Yield Schedule as of December 31, 1997

                                                                       Weighted
                                                         Carrying       Average
                                                          Value        Yield (1)
                                                      -------------   ----------
U.S. Treasury:
Within 1 year                                          $   79,659         6.66%
---------------------------------------------------
After 1 but within 5 years                                388,014         6.89
---------------------------------------------------
After 5 but within 10 years                                12,986         7.65
---------------------------------------------------    ----------        -----
  Total U.S. Treasury                                     480,659         6.87
---------------------------------------------------    ----------        -----
U.S. Government agencies and corporations:
Within 1 year                                              38,743         6.73
---------------------------------------------------
After 1 but within 5 years                                335,425         7.35
---------------------------------------------------
After 5 but within 10 years                               235,688         7.38
---------------------------------------------------
After 10 years (2)                                        244,625         8.19
---------------------------------------------------    ----------        -----
  Total U.S. Government agencies and corporations         854,481         7.57
---------------------------------------------------    ----------        -----
Equity securities                                          46,967         6.58
---------------------------------------------------    ----------        -----
  Total securities available for sale                  $1,382,107         7.29%
===================================================    ==========        =====


                                                                                  As of December 31
                                                       -----------------------------------------------------------------------
                                                                1997                     1996                    1995
                                                       ----------------------   ----------------------   ---------------------
                                                        Carrying      Market     Carrying      Market     Carrying     Market
                                                          Value       Value        Value       Value        Value       Value
                                                       ----------   ---------   ----------   ---------   ----------   --------
Securities Held to Maturity
States and political subdivisions                       $81,617       87,002      84,262       88,504      76,769      81,739
----------------------------------------------------
Corporate debt and other securities                          --           --          --           --       1,347       1,346
----------------------------------------------------    -------      -------     -------      -------     -------     -------
  Total securities held to maturity                     $81,617       87,002      84,262       88,504      78,116      83,085
====================================================    =======      =======     =======      =======     =======     =======

Maturity and Yield Schedule As of December 31, 1997

                                                       Weighted
                                         Carrying       Average
                                           Value       Yield (1)
                                        ----------   ------------
States and political subdivisions:
Within 1 year                            $   225          10.09%
-------------------------------------
After 1 but within 5 years                 3,638           8.82
-------------------------------------
After 5 but within 10 years               44,950           8.66
-------------------------------------
After 10 years                            32,804           8.64
-------------------------------------    -------         ------
  Total securities held to maturity      $81,617           8.66%
=====================================    =======         ======

(1) Where applicable, the weighted average yield is computed on a taxable equivalent basis using 35% federal tax rate and applicable state tax rates.
(2) The amount shown consists primarily of Government National Mortgage Association securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.
--------------------------------------------------------------------------------

 Deposits

     During 1997, average deposits rose to $5.8 billion from $5.4 billion in 1996. The largest increases were experienced in average retail time deposits, $170.3 million, and average jumbo certificates of deposit, $58.8 million. As a percentage of average total deposits, interest-bearing deposits remained relatively constant at 88.1% in 1997 compared to 88.3% in 1996. Demand deposits on average grew $52 million in 1997. See Table 9 for average deposits by type for the three-year period ended December 31, 1997. As with the rest of the financial institutions industry, CCB and AmFed have seen decreased growth trends in traditional deposits as consumers elect other investment/savings opportunities. However, as discussed in Liquidity and Interest-Sensitivity, the Subsidiary Banks have alternative sources to fund future loan growth if deposit growth does not keep pace with loan demand.

T A B L E  9


                               Average Deposits
                                (In Thousands)


                                                                 Years Ended December 31
                                      ------------------------------------------------------------------------------
                                                1997                        1996                      1995
                                      -------------------------   ------------------------   -----------------------
                                         Average       Average       Average      Average       Average      Average
                                         Balance         Rate        Balance        Rate        Balance       Rate
                                      -------------   ---------   ------------   ---------   ------------   --------
Savings and time deposits:
-----------------------------------
Savings and NOW accounts               $  691,365     1.27 %         669,913     1.48           741,899     2.05
-----------------------------------
Money market accounts                   1,608,929     3.78         1,561,222     3.66         1,381,845     3.93
-----------------------------------
Time                                    2,811,192     5.69         2,582,176     5.71         2,497,507     5.58
-----------------------------------    ----------     ----         ---------     ----         ---------     ----
  Total savings and time deposits       5,111,486     4.49%        4,813,311     4.46         4,621,251     4.52
-----------------------------------                   ====                       ====                       ====
Demand deposits                           688,642                    636,601                    532,701
-----------------------------------    ----------                  ---------                  ---------
  Total deposits                       $5,800,128                  5,449,912                  5,153,952
===================================    ==========                  =========                  =========

     In October 1995, CCB opened its first in-store banking office, CCB7, within a newly constructed Harris Teeter supermarket in Wilmington, North Carolina. CCB opened six new in-store banking offices in both 1997 and 1996. All CCB7 offices are located in high volume Harris Teeter stores in North Carolina. These banking offices have extended hours during the weekday and are open on weekends and holidays. An additional seven new CCB7 offices are planned for 1998. In-store banking offices are a new source of consumer loans and deposits and noninterest fee income.


     Long-Term Debt and Other Borrowings

     The Corporation's ratio of long-term debt to shareholders' equity increased to 14.8% at December 31, 1997 from 9.6% at December 31, 1996. The increase was due to obtaining additional advances from the Federal Home Loan Bank of Atlanta ("FHLB") at favorable interest rates. The advances were used to fund loan growth. During 1995, the Corporation repurchased and retired $7 million of the $40 million of 6.75% subordinated notes issued during 1993. The early retirement resulted in a net gain of $800,000. Also during 1995, AmFed prepaid two FHLB advances with interest rates from 8.3% to 9.9% which resulted in prepayment penalties of $1.7 million, after tax. The prepayment penalties are reflected as an extraordinary item in the accompanying Consolidated Statements of Income.

Capital Resources

     The Corporation has had a strong capital position historically as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.20% and 8.75% for 1997 and 1996, respectively.


     Regulatory Capital

     Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be "Tier I" capital, principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder, "Tier II" capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general reserve for loan and lease losses. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

     The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. Table 10 shows that the Corporation and the Subsidiary Banks significantly exceeded all risk-based capital requirements at December 31, 1997 and 1996.

T A B L E  10


                                Capital Ratios



                       As of December 31
                    ------------------------    Regulatory
                        1997         1996        Minimum
                    -----------   ----------   -----------
Tier I Capital:                                    4.00%
 Corporation            12.14%        11.99
-----------------
 CCB                    11.98         11.67
-----------------
 AmFed                  13.35         13.26
-----------------
 CCB-Ga.                12.23         10.10
=================       =====         =====
Total Capital:                                     8.00
 Corporation            14.02         13.93
-----------------
 CCB                    13.15         12.94
-----------------
 AmFed                  14.60         14.51
-----------------
 CCB-Ga.                13.51         11.35
=================       =====         =====
Leverage:                                          4.00
 Corporation             9.02          8.47
-----------------
 CCB                     8.92          8.53
-----------------
 AmFed                   8.89          8.08
-----------------
 CCB-Ga.                10.24          8.63
=================       =====          ====

--------------------------------------------------------------------------------
     The Subsidiary Banks also have the highest rating in regards to the FDIC insurance assessment and, accordingly, pay the lowest deposit insurance premium.


     Equity Capital

     The Corporation's primary source of additional equity capital has historically been the retention of earnings which added $58.7 million, $58.2 million and $50.3 million to capital in 1997, 1996 and 1995, respectively. Table 11 presents the rate of internal capital growth for the Corporation for each of the five previous years. Fluctuations in the capital growth rate are due in part to the differing dividend rates paid by AmFed, Salem Trust and Security Capital to their respective shareholders prior to their merger with the Corporation.

T A B L E  11


                        Rate of Internal Capital Growth



                                                                    Years Ended December 31
                                                 -------------------------------------------------------------
                                                  1997 (1)     1996 (1)     1995 (1)     1994 (1)     1993 (2)
                                                 ----------   ----------   ----------   ----------   ---------
Average assets to average equity times           10.87 x          11.43        12.17        11.66       11.57
----------------------------------------------
Return on average assets equals                  1.54 %            1.42         1.36         1.21        1.21
----------------------------------------------   --------         -----        -----        -----       -----
Return on average shareholders' equity times     16.76 %          16.20        16.53        14.15       13.98
----------------------------------------------
Earnings retained equals                         65.68 %          69.31        70.21        70.38       71.81
----------------------------------------------   --------         -----        -----        -----       -----
Rate of internal capital growth                  11.01%           11.23        11.61         9.96       10.04
==============================================   =====            =====        =====        =====       =====

(1) Excludes the after-tax impact of non-recurring items, as applicable: for 1997, merger-related expense of $13.1 million and gain on sale of subsidiary of $1.4 million; for 1996, the FDIC Special Assessment and the Recapture Tax Benefit; for 1995, merger-related expense of $7.3 million;
    and for 1994, merger-related expense of $660,000 and a $5.6 million charge for the recapture of tax bad debt reserves by savings bank subsidiaries of Security Capital.
(2) Excludes the impact of cumulative changes in accounting principles from the adoption of SFAS No. 72, "Accounting for Goodwill", SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
    and SFAS No. 109, "Accounting for Income Taxes".
--------------------------------------------------------------------------------
     Since August 14, 1996, the Corporation's common stock has been traded on The New York Stock Exchange under the symbol CCB. Prior to that date, the Corporation's common stock had been traded on The Nasdaq Stock Market under the symbol CCBF. At December 31, 1997, the Corporation had approximately 9,200 shareholders of record.

     In connection with the Security Capital merger, the Corporation repurchased and immediately retired approximately 518,000 shares of its outstanding common stock at an aggregate purchase price of $20 million. The shares were repurchased through open market transactions during the period of November 1994 through May 1995. Approximately 19,000 shares were repurchased at an aggregate purchase price of $1 million and retired during 1996. No shares were repurchased during 1997.

T A B L E  12


                           Stock Prices and Dividends



                                   Prices                      Cash
                   --------------------------------------    Dividends
                       High           Low         Close      Declared
                   ------------   ----------   ----------   ----------
1997
First Quarter       $   70.00         63.75        63.88        .42
----------------
Second Quarter          74.00         61.88        73.13        .42
----------------
Third Quarter           83.63         73.38        80.63        .47
----------------
Fourth Quarter         110.00         81.13       107.50        .47
----------------
1996
First Quarter       $   55.75         49.25        50.25        .38
----------------
Second Quarter          54.75         49.75        51.25        .38
----------------
Third Quarter           55.00         49.50        54.75        .42
----------------
Fourth Quarter          71.75         54.75        68.25        .42
----------------

--------------------------------------------------------------------------------
     Dividends have been increased from $1.44 in 1995 to $1.60 in 1996 and to $1.78 in 1997. The 1997 increase continues the Corporation's thirty-three year trend of annual dividend increases. Dividends paid as a percentage of earnings, excluding non-recurring items, equaled 34.43%, 35.32% and 34.62% for the years ended 1997, 1996 and 1995, respectively. The Corporation's dividend guideline is to pay approximately 30% to 40% of operating earnings in dividends. Management feels that this guideline provides a reasonable cash return to shareholders and at the same time maintains sufficient equity to support future growth and expansion.

     Capital expenditures for new and improved facilities as well as furniture and equipment amounted to $10.6 million in 1997, $9.8 million in 1996 and $14.4 million in 1995. There were no significant capital resource commitments at December 31, 1997 other than the operating lease commitments specified in the notes to the Consolidated Financial Statements and resolution of Year 2000 technology concerns as discussed below. Internally, the Corporation has budgeted $27 million in 1998 for technological improvements and new or renovated facilities. Technology improvements planned for 1998 include tools to enhance cross-selling, track profitability of individual customers and measure product profitability.

 Year 2000 Issue

     The Corporation is in the midst of its project to assess and correct the impact of the "Year 2000 Issue". The Year 2000 Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. Historically, the first two digits were eliminated to save memory. Since there is no accommodation for the full four-digit year, a serious problem occurs when "00" is used to identify the Year 2000. It is not only impossible to distinguish 2000 from 1900 but it also becomes difficult to calculate the passage of time between preceding years and the Year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process customer transactions, properly accrue interest income and expense or engage in similar normal business activities. In addition, non-banking systems such as security alarms, elevators, telephones, etc. are subject to malfunction due to their dependence upon computers for proper operation. As described, the Year 2000 Issue presents a number of challenges to financial institution management; correction of Year 2000 Issues will be costly and complex for the entire industry.

     Based on a recently completed assessment, the Corporation has determined that it will be required to modify a significant portion of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Due to the Corporation's use of one integrated financial management system for many of its primary applications (loans, deposits, general ledger, etc.) and restrictions on custom coding, the Corporation has no reason to believe that these applications will not become Year 2000 compliant through upgrades of the existing software. These upgrades were provided to the Corporation in early 1998 after the software vendor completed its testing of Year 2000 compliance. Outside consultants assisting in the assessment phase of Year 2000 Issues determined that the Corporation's policy of controlling custom code saved approximately $3 million to $3.5 million in Year 2000 expense. The assessment phase also identified certain software systems and hardware that will have to be replaced. The Corporation presently believes that with the identified modifications to existing software and conversions to new software and hardware, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Corporation.

     The Corporation will utilize both internal and external resources to modify or replace and test software for Year 2000 modifications. The Corporation anticipates that its critical applications will be modified or replaced by the end of 1998 which will allow testing and any subsequent modifications to be completed in 1999. As the Corporation and its Subsidiary Banks are regulated by federal and state banking regulatory agencies, they will be required to comply with those agencies' Year 2000 modification schedules. The federal banking agencies plan to conduct a supervisory review of all financial institutions' Year 2000 conversion efforts by mid-1998. Federal regulators are currently conducting such a review of CCB; management does not anticipate criticism of its Year 2000 progress-to-date or its anticipated schedule to complete the Year 2000 project as it has adopted the regulators' project management process. Management believes that it will meet the regulators' timeframe for Year 2000 compliance.

     During 1996 and 1997, the Corporation incurred less than $75,000 of expenses attributable to the Year 2000 project. The total remaining cost of the Year 2000 project is estimated at $4.1 million, of which $2 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $2.1 million, which will be expensed as incurred over the next three years, is not expected to have a material effect on the Corporation's results of operations.

     The Corporation is communicating with its significant vendors to determine the extent to which the Corporation is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. In addition, the Corporation will initiate communication with its significant corporate customers to determine the extent of their Year 2000 preparedness. As most corporate customers depend on computer systems that must be Year 2000 compliant, a disruption in their business may result in potentially significant financial difficulties that could affect their creditworthiness. Finally, financial institutions such as the Subsidiary Banks exchange large volumes of date sensitive data electronically between other financial institutions, customers and their regulatory agencies. There can be no guarantee that those external systems will properly exchange date/time data with the Corporation's systems. The Corporation will test and verify, as appropriate, data exchanges with clearing associations, governmental entities, customers and other financial institutions. The estimated costs to assess the impact on third parties are included in the Corporation's total Year 2000 project costs and estimates. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, would not have an adverse effect on the Corporation.

     The costs of the Year 2000 project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe anticipated.


Asset Quality

     Nonperforming and risk assets have declined steadily from $34.6 million in 1993 to $21.1 million in 1997. Nonperforming assets (nonaccrual loans and lease financing, other real estate acquired through loan foreclosures and restructured loans and lease financing) and risk assets (nonperforming assets plus accruing loans and lease financing 90 days or more past due) at the end of each of the previous five years are presented in Table 13. At December 31, 1997, risk assets amounted to $21.1 million compared to 1996's $22.1 million. Risk assets to total assets were .30%, .32% and .39% at December 31, 1997, 1996 and 1995, respectively. The reserve for loan and lease losses to risk assets was 3.20 times at December 31, 1997 compared to 2.77 times and 2.14 times at December 31, 1996 and 1995, respectively. Real estate acquired through loan foreclosures decreased to $845,000 at December 31, 1997 from $9.8 million at December 31, 1993. In the opinion of management, all loans and lease financing, where serious doubts exist as to the ability of borrowers to comply with the present repayment terms, are included in Table 13.

T A B L E  13


                         Nonperforming and Risk Assets
                                (In Thousands)


                                                                                             As of December 31
                                                                                    ------------------------------------
                                                                                        1997         1996        1995
                                                                                    ------------ ----------- -----------
Nonaccrual loans and lease financing (1)                                              $ 16,088      15,752      17,518
-----------------------------------------------------------------------------------
Other real estate acquired through loan foreclosures                                       845       2,469       3,198
-----------------------------------------------------------------------------------
Restructured loans and lease financing                                                     784         838         915
-----------------------------------------------------------------------------------   --------      ------      ------
Total nonperforming assets                                                              17,717      19,059      21,631
-----------------------------------------------------------------------------------
Accruing loans and lease financing 90 days or more past due                              3,423       3,066       4,120
-----------------------------------------------------------------------------------   --------      ------      ------
Total risk assets                                                                     $ 21,140      22,125      25,751
===================================================================================   ========      ======      ======
Ratio of nonperforming assets to:
 Loans and lease financing outstanding and other real estate acquired through loan         .35%         .40         .51
-----------------------------------------------------------------------------------
  foreclosures
-----------------------------------------------------------------------------------
 Total assets                                                                              .25          .28         .33
-----------------------------------------------------------------------------------
Ratio of total risk assets to:
 Loans and lease financing outstanding and other real estate acquired through loan         .41          .47         .60
-----------------------------------------------------------------------------------
  foreclosures
-----------------------------------------------------------------------------------
 Total assets                                                                              .30          .32         .39
-----------------------------------------------------------------------------------
Reserve for loan and lease losses to total risk assets                                    3.20x        2.77        2.14
-----------------------------------------------------------------------------------



                                                                                       As of December 31
                                                                                    -----------------------
                                                                                        1994        1993
                                                                                    ----------- -----------
Nonaccrual loans and lease financing (1)                                               14,915      19,763
-----------------------------------------------------------------------------------
Other real estate acquired through loan foreclosures                                    5,892       9,799
-----------------------------------------------------------------------------------
Restructured loans and lease financing                                                  1,545       2,322
-----------------------------------------------------------------------------------    ------      ------
Total nonperforming assets                                                             22,352      31,884
-----------------------------------------------------------------------------------
Accruing loans and lease financing 90 days or more past due                             3,913       2,714
-----------------------------------------------------------------------------------    ------      ------
Total risk assets                                                                      26,265      34,598
===================================================================================    ======      ======
Ratio of nonperforming assets to:
 Loans and lease financing outstanding and other real estate acquired through loan         .56         .94
-----------------------------------------------------------------------------------
  foreclosures
-----------------------------------------------------------------------------------
 Total assets                                                                              .37         .59
-----------------------------------------------------------------------------------
Ratio of total risk assets to:
 Loans and lease financing outstanding and other real estate acquired through loan         .66        1.02
-----------------------------------------------------------------------------------
  foreclosures
-----------------------------------------------------------------------------------
 Total assets                                                                              .43         .64
-----------------------------------------------------------------------------------
Reserve for loan and lease losses to total risk assets                                    1.94        1.25
-----------------------------------------------------------------------------------

(1) For the years ended December 31, 1997, 1996 and 1995, gross interest income that would have been recorded during the year on the nonaccrual loans and lease financing listed above, if the loans and lease financing had been current in accordance with their original terms, would have amounted to approximately $1,055,000 in 1997, $1,359,000 in 1996 and $1,225,000 in
    1995. Gross interest income included in net income on these nonaccrual and restructured loans and lease financing amounted to approximately $171,000, $412,000 and $335,000 for the years ended December 31, 1997, 1996, and
    1995, respectively. The amounts also include interest from prior years collected during 1997, 1996, or 1995.
--------------------------------------------------------------------------------
     The Corporation's general nonaccrual policy is to place business credits in a nonaccrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is ninety days or more past due (unless management determines that the collectibility is not reasonably considered in doubt). Generally, instalment loans to individuals and revolving credit accounts which are past due more than 90 and 120 days, respectively, are charged-off.

     Table 14 presents a summary of loss experience and the reserve for loan and lease losses for the previous five years. Net charge-offs in the five-year period ended 1997 occurred primarily in instalment loans to individuals and revolving credit. The out-of-market credit risk from credit card receivables (included within the revolving credit category) which are offered on a nationwide basis, is considered in the Corporation's review of the adequacy of the reserve for loan and lease losses.

     Provisions for loan and lease losses amounted to $16.4 million, $17.4 million and $11.0 million in 1997, 1996 and 1995, respectively. As disclosed in Table 13, the ratio of the reserve for loan and lease losses to total risk assets has improved significantly during the periods presented as a result of the Corporation's credit risk management policies and general improvements in the economy. An allocation of the reserve for loan and lease losses as of the end of the previous five years is presented in Table 15.

T A B L E  14


              Summary of Loan and Lease Financing Loss Experience
                   and the Reserve for Loan and Lease Losses
                                (In Thousands)


                                                                                          Years Ended December 31
                                                                         ---------------------------------------------------------
                                                                               1997           1996          1995          1994
                                                                         --------------- ------------- ------------- -------------
Balance at beginning of year                                                 $    61,257      55,114        50,902        43,357
------------------------------------------------------------------------
Loan and lease losses charged to reserve:
------------------------------------------------------------------------
 Commercial, financial and agricultural                                             (673)       (438)         (343)         (463)
------------------------------------------------------------------------
 Real estate -- construction                                                         (25)        (38)         (392)         (567)
------------------------------------------------------------------------
 Real estate -- mortgage                                                            (545)       (869)         (328)       (1,112)
------------------------------------------------------------------------
 Instalment loans to individuals                                                  (4,514)     (5,136)       (3,337)       (2,845)
------------------------------------------------------------------------
 Revolving credit                                                                 (7,344)     (7,633)       (4,334)       (3,122)
------------------------------------------------------------------------
 Lease financing                                                                     (43)       (166)          (71)          (84)
------------------------------------------------------------------------     -----------      ------        ------        ------
   Total loan and lease losses charged to reserve                                (13,144)    (14,280)       (8,805)       (8,193)
------------------------------------------------------------------------     -----------     -------        ------        ------
Recoveries of loans and leases previously charged-off:
 Commercial, financial and agricultural                                               63         445           176           454
------------------------------------------------------------------------
 Real estate -- construction                                                          41          61            38            60
------------------------------------------------------------------------
 Real estate -- mortgage                                                             136         305            77           224
------------------------------------------------------------------------
 Instalment loans to individuals                                                   1,431       1,127           680           964
------------------------------------------------------------------------
 Revolving credit                                                                  1,339       1,083         1,024           684
------------------------------------------------------------------------
 Lease financing                                                                      95          41            15            91
------------------------------------------------------------------------     -----------     -------        ------        ------
   Total recoveries of loans and leases previously charged-off                     3,105       3,062         2,010         2,477
------------------------------------------------------------------------     -----------     -------        ------        ------
Net charge-offs                                                                  (10,039)    (11,218)       (6,795)       (5,716)
------------------------------------------------------------------------
Provision charged to operations                                                   16,376      17,361        11,007        10,761
------------------------------------------------------------------------
Reserves related to acquisitions                                                      --          --            --         2,500
------------------------------------------------------------------------     -----------     -------        ------        ------
Balance at end of year                                                       $    67,594      61,257        55,114        50,902
========================================================================     ===========     =======        ======        ======
Loans and lease financing outstanding at end of year                         $ 5,093,569   4,745,663     4,267,175     3,952,160
------------------------------------------------------------------------
Ratio of reserve for loan and lease losses to loans and lease financing
 outstanding at end of year                                                         1.33%       1.29          1.29          1.29
------------------------------------------------------------------------
Average loans and lease financing outstanding                                $ 4,877,187   4,464,026     4,113,207     3,569,065
------------------------------------------------------------------------
Ratio of net charge-offs of loans and lease financing to average loans and lease financing:
------------------------------------------------------------------------
  Total                                                                              .21%        .25           .17           .16
------------------------------------------------------------------------
  Excluding revolving credit                                                         .09         .11           .09           .10
------------------------------------------------------------------------
  Revolving credit                                                                  2.87        2.85          1.47          1.18
------------------------------------------------------------------------




                                                                          Years Ended
                                                                          December 31
                                                                         -------------
                                                                              1993
                                                                         -------------
Balance at beginning of year                                                  34,930
------------------------------------------------------------------------
Loan and lease losses charged to reserve:
------------------------------------------------------------------------
 Commercial, financial and agricultural                                         (991)
------------------------------------------------------------------------
 Real estate -- construction                                                    (412)
------------------------------------------------------------------------
 Real estate -- mortgage                                                        (813)
------------------------------------------------------------------------
 Instalment loans to individuals                                              (3,090)
------------------------------------------------------------------------
 Revolving credit                                                             (2,738)
------------------------------------------------------------------------
 Lease financing                                                                (160)
------------------------------------------------------------------------      ------
   Total loan and lease losses charged to reserve                             (8,204)
------------------------------------------------------------------------      ------
Recoveries of loans and leases previously charged-off:
 Commercial, financial and agricultural                                          505
------------------------------------------------------------------------
 Real estate -- construction                                                      59
------------------------------------------------------------------------
 Real estate -- mortgage                                                         252
------------------------------------------------------------------------
 Instalment loans to individuals                                               1,050
------------------------------------------------------------------------
 Revolving credit                                                                596
------------------------------------------------------------------------
 Lease financing                                                                  58
------------------------------------------------------------------------      ------
   Total recoveries of loans and leases previously charged-off                 2,520
------------------------------------------------------------------------      ------
Net charge-offs                                                               (5,684)
------------------------------------------------------------------------
Provision charged to operations                                                8,339
------------------------------------------------------------------------
Reserves related to acquisitions                                               5,772
------------------------------------------------------------------------      ------
Balance at end of year                                                        43,357
========================================================================      ======
Loans and lease financing outstanding at end of year                       3,384,291
------------------------------------------------------------------------
Ratio of reserve for loan and lease losses to loans and lease financing
 outstanding at end of year                                                      1.28
------------------------------------------------------------------------
Average loans and lease financing outstanding                              3,027,617
------------------------------------------------------------------------
Ratio of net charge-offs of loans and lease financing to average loans and lease financing:
------------------------------------------------------------------------
  Total                                                                           .19
------------------------------------------------------------------------
  Excluding revolving credit                                                      .12
------------------------------------------------------------------------
  Revolving credit                                                               1.13
------------------------------------------------------------------------

--------------------------------------------------------------------------------
T A B L E  15


            Allocation of the Reserve for Loan and Lease Losses (1)
                                 (In Thousands)


                                                     1997                     1996
                                           ------------------------ ------------------------
                                                           % of                     % of
                                              Amount       Loans       Amount       Loans
                                                of      and Leases       of      and Leases
                                             Reserve      in Each     Reserve      in Each
                                            Allocated    Category    Allocated    Category
                                           ----------- ------------ ----------- ------------
Commerical, financial and agricultural    $ 12,831   13.5%           11,628        11.6
----------------------------------------
Real estate -- construction                  7,036   14.4             6,376        13.3
----------------------------------------
Real estate -- mortgage                     13,520   57.2            18,313        54.8
----------------------------------------
Instalment loans to individuals             13,041    9.9            11,818        15.6
----------------------------------------
Revolving credit                            12,416    4.2             5,192         4.1
----------------------------------------
Lease financing                                625     .8               566          .6
----------------------------------------
Unallocated portion of reserve               8,125     --             7,364         --
----------------------------------------  --------   -----           ------       -----
 Total                                    $ 67,594   100.0 %         61,257       100.0
========================================  ========   =====           ======       ======


                                                   1995                     1994                    1993
                                         ------------------------ ------------------------ -----------------------
                                                         % of                     % of                     % of
                                            Amount       Loans       Amount       Loans       Amount      Loans
                                              of      and Leases       of      and Leases       of      and Leases
                                           Reserve      in Each     Reserve      in Each     Reserve     in Each
                                          Allocated    Category    Allocated    Category    Allocated    Category
                                         ----------- ------------ ----------- ------------ ----------- -----------
Commerical, financial and agricultural      10,269        14.8        9,500        16.7        7,989        15.5
----------------------------------------
Real estate -- construction                  5,660        11.8        5,118        10.2        4,515         7.7
----------------------------------------
Real estate -- mortgage                     16,522        53.4       15,759        54.0       13,522        56.6
----------------------------------------
Instalment loans to individuals             10,104        13.9        9,351        13.4        8,260        14.1
----------------------------------------
Revolving credit                             5,516         5.4        4,305         5.1        3,581         5.5
----------------------------------------
Lease financing                                503          .7          559          .6          552          .6
----------------------------------------
Unallocated portion of reserve               6,540         --         6,310         --         4,938         --
----------------------------------------    ------       -----       ------       -----       ------       -----
 Total                                      55,114       100.0       50,902       100.0       43,357       100.0
========================================    ======       =====       ======       =====       ======       =====

(1) The allocation of the reserve for loan and lease losses by loan type is based on management's on-going evaluation of the adequacy of the reserve for loan and lease losses. Since the factors involved in such evaluation are subject to change, the allocation of the reserve to the respective loan types is not necessarily indicative of future losses in each loan type. Additionally, no assurances can be made that the allocation shown will be indicative of future allocations.

     Loans are considered impaired if it is probable that the Subsidiary Banks will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on (1) the present value of the impaired loan's expected future cash flows discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral for a collateral-dependent loan. Any measurement losses are recognized through additions to the allowance for loan losses. At December 31, 1997 and 1996, impaired loans amounted to $14.3 million and $12 million, respectively. The related reserve for loan and lease losses on these loans amounted to $2.8 million and $2.4 million at December 31, 1997 and 1996, respectively.

     Management believes that the reserve for loan and lease losses is adequate to absorb known and inherent risks in the loan and lease financing portfolio. A key tool in controlling loan losses is the Corporation's loan grading system that begins at the inception of the credit relationship. Under this grading system, substantially all credit relationships greater than $100,000 (excluding residential mortgage and home equity lines) are assigned grades that direct the timing and intensity of loan review activity throughout the life of the relationship. All significant relationships are reviewed at least annually. Relationships that have the lowest grade are reviewed each thirty days. Management periodically reviews the adequacy of the reserve through a model which incorporates the results of credit reviews, historical loss experience and other factors. Based on this review, the loan and lease loss reserve is adequate to cover known and inherent losses in the loan and lease financing portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the reserve for loan and lease losses based on information available at the examination date.


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

     Net cash provided by operating activities and deposits from customers have historically been primary sources of liquidity for the Corporation. Net cash provided by operating activities amounted to approximately $152.7 million, $103.6 million and $125.3 million in 1997, 1996 and 1995, respectively. Average total deposits have grown by $350.2 million, $296 million and $572.8 million during the three previous years. Average certificates of deposit in denominations of $100,000 or more still comprise a relatively small percentage of average total deposits, 6.7% in 1997 versus 6.1% in 1996. These deposits increased on the average $58.8 million from 1996 to 1997. Management intentionally keeps the Corporation's reliance on the higher-cost large certificates of deposit low because of the availability of less expensive sources of funding and considers them a secondary source of liquidity that can be obtained as needed.

     At December 31, 1997, time certificates of deposit in amounts of $100,000 or more were $392.4 million compared to $407.9 million at December 31, 1996. During 1997, the maximum month-end balance for time certificates of deposit in amounts of $100,000 totaled $418.9 million. The following is a remaining maturity schedule of these deposits at December 31, 1997 (in thousands):



                                           Over 3        Over 6
                             3 Months      Through     Through 12
                              or Less     6 Months       Months        Total
                            ----------   ----------   -----------   -----------
  Jumbo deposits             $203,259     84,721        104,455      $392,435

     As previously discussed, due to increased loan demand, the Subsidiary Banks have become net short-term borrowers. The Corporation's average short-term borrowings, net of average short-term investments, were $119.7 million, $112.2 million and $24.4 million in the years ended December 31, 1997, 1996 and 1995, respectively. Correspondent relationships are maintained with several larger banks to be able to purchase federal funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and CCB's $600 million line of credit maintained with the FHLB. This line of credit is secured by a blanket collateral agreement on CCB's mortgage loan portfolio.

     Maturities of securities held for investment and sales and maturities of securities categorized as available for sale are other sources of liquidity. Securities with carrying values of $118.6 million mature in 1998. The available for sale portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government agencies and corporations and equity securities. Securities available for sale will be considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

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

     Gap Analysis measures the interest-sensitivity of assets and liabilities at a given point in time. The interest-sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. Prepayments of loans and certain investment securities and early withdrawals of deposits represent options which may or may not be exercised. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 10% of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of the Corporation's interest-sensitivity position at December 31, 1997 is presented in Table 16. At December 31, 1997, the Corporation had a cumulative "negative gap" (interest-sensitive liabilities exceeding interest-sensitive assets) of $502.2 million or 7.52% of total earning assets over a twelve-month horizon. The ratio of interest-sensitive assets to interest-sensitive liabilities was .86x. Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and management's reaction in response to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on the Corporation's earnings, ALCO uses Simulation Analysis.

T A B L E  16


                       Interest-Sensitivity Analysis (1)
                                (In Thousands)



                                                                             As of December 31, 1997
                                               -----------------------------------------------------------------------------------
                                                                                                          6 Month
                                                   30 Day        60 Day        90 Day       6 Month      to 1 Year       Total
                                                 Sensitive     Sensitive     Sensitive     Sensitive     Sensitive     Sensitive
                                               ------------- ------------- ------------- ------------- ------------- -------------
Earning assets:
Time deposits in other banks                    $ 19,775              --            --            --           100        19,875
----------------------------------------------
Federal funds sold and other
 short-term investments                          122,000              --            --            --            --       122,000
----------------------------------------------
Investment securities (2)                         68,718          23,926        32,049        85,697       165,515       375,905
----------------------------------------------
Loans and lease financing                      1,192,985         561,183        83,476       262,634       536,543     2,636,821
---------------------------------------------- ---------         -------        ------       -------       -------     ---------
 Total earning assets                          1,403,478         585,109       115,525       348,331       702,158     3,154,601
============================================== =========         =======       =======       =======       =======     =========
Interest-bearing liabilities:
Savings deposits                                893,910          560,879            --            --            --     1,454,789
----------------------------------------------
Other time deposits                             321,913          232,603       285,027       504,881       630,400     1,974,824
----------------------------------------------
Short-term borrowed funds                       196,437               --            --        10,000        20,000       226,437
----------------------------------------------
Long-term debt                                      109               68            68           207           289           741
---------------------------------------------- ---------         -------       -------       -------       -------     ---------
 Total interest-bearing liabilities            1,412,369         793,550       285,095       515,088       650,689     3,656,791
---------------------------------------------- ---------         -------       -------       -------       -------     ---------
Interest-sensitivity gap                       $ (8,891)        (208,441)     (169,570)     (166,757)       51,469      (502,190)
============================================== =========        ========      ========      ========       =======     =========
Cumulative gap                                 $ (8,891)        (217,332)     (386,902)     (553,659)     (502,190)
============================================== =========        ========      ========      ========       =======
Cumulative ratio of interest-sensitive assets
 to interest-sensitive liabilities               .99 x               .90           .84           .82           .86
============================================== =========        ========      ========      =========      =======
Cumulative gap to total earning assets         (.13) %             (3.26)        (5.80)        (8.29)        (7.52)
============================================== =========        ========      ========      =========      =======



                                                As of December 31, 1997
                                               --------------------------
                                                Non-Interest
                                                 Sensitive       Total
                                               ------------- ------------
Earning assets:
Time deposits in other banks                            --       19,875
----------------------------------------------
Federal funds sold and other
 short-term investments                                 --      122,000
----------------------------------------------
Investment securities (2)                        1,065,088    1,440,993
----------------------------------------------
Loans and lease financing                        2,456,748    5,093,569
----------------------------------------------   ---------    ---------
 Total earning assets                            3,521,836    6,676,437
==============================================   =========    =========
Interest-bearing liabilities:
Savings deposits                                   909,002    2,363,791
----------------------------------------------
Other time deposits                                905,644    2,880,468
----------------------------------------------
Short-term borrowed funds                           50,000      276,437
----------------------------------------------
Long-term debt                                      99,945      100,686
----------------------------------------------   ---------    ---------
 Total interest-bearing liabilities              1,964,591    5,621,382
==============================================   =========    =========
Interest-sensitivity gap
==============================================
Cumulative gap
==============================================
Cumulative ratio of interest-sensitive assets
 to interest-sensitive liabilities
==============================================
Cumulative gap to total earning assets
==============================================

(1) Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market adjustment of $22,731,000 for available for sale securities is not included.
--------------------------------------------------------------------------------

     Simulation Analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates for the Corporation under multiple interest rate scenarios. To measure the sensitivity of the Corporation's earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. As a matter of policy, ALCO has stated that the maximum negative impact to net income from a positive or negative 100 basis point change in interest rates over a 12-month period should not exceed 6%, which was achieved during 1997. At December 31, 1997, interest sensitivity was well under this guideline. ALCO actually manages earnings sensitivity, however, with a targeted goal of only a 2% to 3% impact on net income. If simulation results show that earnings sensitivity exceeds the targeted limits, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.

     Management uses both on- and off-balance sheet strategies to manage the balance sheet. The most efficient and cost-effective method of on-balance sheet management is creating desired maturity and repricing streams through the tactical pricing of interest-earning and interest-bearing on-balance sheet products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure that the Corporation has a proper mix of fixed and variable rate products. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of the Corporation's funding sources. As of year-end, approximately 23.4% of all loans reprice or mature within 30 days. See Table 7 for additional detail regarding loan maturity and sensitivity to changes in interest rates at December 31, 1997.

     Within the Corporation's overall interest rate risk management strategy, off-balance sheet derivatives have been and may be used in the future as a cost- and capital-efficient way to manage interest rate sensitivity by modifying the repricing or maturity of on-balance sheet assets or liabilities. As of December 31, 1997, the Corporation had an off-balance sheet derivative financial instrument in the form of an interest rate swap (a basis swap) with a notional principal of $100 million. The interest rate swap was entered into in November 1997 and has a two-year term. The purpose of entering into the interest rate swap was to synthetically convert U.S. Treasury-based liabilities into prime rate-based liabilities and to lock-in a wide spread between the two indices. This financial instrument had a nominal positive effect on interest expense for 1997. The Corporation was not party to any other off-balance sheet derivative financial instruments during 1997. Although off-balance sheet derivative financial instruments would not expose the Corporation to credit risk equal to the notional amount of the contracts, the Corporation would be exposed to credit risk to the extent of the fair value of the unrealized gain (if any) in the off-balance sheet derivative instrument if the counterparty failed to perform. Credit risk resulting from a counterparty's nonperformance of any contracts would be monitored through routine review of the counterparty's financial ratings.

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


Other Accounting Matters

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure". SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, SFAS No. 129 requires all entities to provide the capital structure disclosures previously required by APB Opinion No. 15. Companies that were exempt from the provisions of Opinion No. 15 will now need to make those disclosures. SFAS No. 129 will have no impact on the Corporation's consolidated financial statements.

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transaction with owners (therein defined as "comprehensive income"). Comprehensive income is the total of net income and all other nonshareholder changes in equity. The Statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. If comparative financial statements are provided for earlier periods, those financial statements shall be reclassified to reflect application of the provisions of SFAS No. 130. Adoption of this Statement will not change total shareholders' equity as previously reported.

     In July 1997, the FASB also issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. The Statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. Adoption of this Statement is not expected to have a significant impact on the Corporation's consolidated financial statements as the Corporation has one operating segment.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

     The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO") which is comprised of senior management. ALCO regularly reviews the Corporation's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines. To estimate the impact that changes in interest rates would have on the Corporation's earnings, ALCO uses Simulation Analysis.

     Simulation Analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities and assumptions about prepayments, future interest rates and future volumes. To measure the sensitivity of the Corporation's earnings, the result of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. The model assumes an immediate parallel shift in interest rates. As a matter of policy, ALCO has stated that the maximum negative impact to net income from a positive or negative 100 basis point change in interest rates over a 12-month period should not exceed 6%. However, ALCO actually manages earnings sensitivity within a targeted range of only a 2% to 3% impact on net income. The Corporation's interest rate risk position based on simulation results as of December 31, 1997 is as follows:


    Basis point change in interest rates          (100)         100
---------------------------------------------
    Projected percentage change in net income     (1.0)%        (.5)%
---------------------------------------------

     As of December 31, 1997, Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from changes in interest rates. Projected percentage changes in net income brought about by changes in interest rates are not material relative to the Corporation's net income.

     If simulation results indicate earnings sensitivity in excess of the targeted limits, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines. On-balance sheet strategies involve the creation of desired maturity and repricing streams through the tactical pricing of interest-earning and interest-bearing portfolios to ensure that the Corporation has a proper mix of fixed and variable rate products. As of December 31, 1997, the Corporation had an off-balance sheet derivative financial instrument outstanding in the form of an interest rate swap (a basis swap) with a notional amount of $100 million. The two-year term basis swap was entered into in November 1997 to synthetically convert U.S. Treasury-based liabilities into prime rate-based liabilities and to lock-in the favorable spread between the two indices. The Corporation was not a party to any other off-balance sheet derivative financial instruments during 1997.

     Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of the Corporation's funding sources. Management will continue to monitor the Corporation's interest rate risk position to minimize the adverse impact of earnings caused by changes in interest rates.

              Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                              Page
                                                                                             -----
(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:
CCB Financial Corporation and Subsidiaries:
 Consolidated Balance Sheets at December 31, 1997 and 1996 ...............................    31
 Consolidated Statements of Income for each of the years in the three-year
   period ended December 31, 1997 ........................................................    32
 Consolidated Statements of Shareholders' Equity for each of the years in the
   three-year period ended December 31, 1997 .............................................    33
 Consolidated Statements of Cash Flows for each of the years in the three-year
   period ended December 31, 1997 ........................................................    34
 Notes to Consolidated Financial Statements ..............................................    35
Report of Management Regarding Responsibility for Financial Statements ...................    59
Independent Auditors' Report .............................................................    60
(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:
  Quarterly Financial Data ...............................................................    56

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                          Consolidated Balance Sheets
                          December 31, 1997 and 1996


                                                                                               1997            1996
                                                                                         ---------------   ------------
                                                                                           (In Thousands Except Share
                                                                                                      Data)
Assets:
Cash and due from banks (note 3)                                                           $   277,469        246,934
--------------------------------------------------------------------------------------     -----------        -------
Time deposits in other banks                                                                    19,875         99,794
--------------------------------------------------------------------------------------     -----------        -------
Federal funds sold                                                                              22,000        211,394
--------------------------------------------------------------------------------------     -----------        -------
Other short-term investments                                                                   100,000         59,896
--------------------------------------------------------------------------------------     -----------        -------
Investment securities (notes 4 and 8):
  Available for sale (Amortized cost of $1,359,376 and $1,255,397)                           1,382,107      1,267,519
--------------------------------------------------------------------------------------     -----------      ---------
  Held to maturity (Market values of $87,002 and $88,504)                                       81,617         84,262
--------------------------------------------------------------------------------------     -----------      ---------
Loans and lease financing (notes 5, 8 and 9)                                                 5,093,569      4,745,663
--------------------------------------------------------------------------------------
  Less reserve for loan and lease losses (note 6)                                               67,594         61,257
--------------------------------------------------------------------------------------     -----------      ---------
   Net loans and lease financing                                                             5,025,975      4,684,406
--------------------------------------------------------------------------------------     -----------      ---------
Premises and equipment (notes 7 and 9)                                                          86,035         85,793
--------------------------------------------------------------------------------------
Other assets (notes 5 and 13)                                                                  143,450        140,207
--------------------------------------------------------------------------------------     -----------      ---------
   Total assets                                                                            $ 7,138,528      6,880,205
======================================================================================     ===========      =========
Liabilities:
Deposits:
  Demand (noninterest-bearing)                                                             $   740,338        712,888
--------------------------------------------------------------------------------------
  Savings and NOW accounts                                                                     727,108        705,357
--------------------------------------------------------------------------------------
  Money market accounts                                                                      1,636,683      1,588,242
--------------------------------------------------------------------------------------
  Jumbo time deposits (note 8)                                                                 392,435        407,850
--------------------------------------------------------------------------------------
  Time deposits (note 8)                                                                     2,488,033      2,327,117
--------------------------------------------------------------------------------------     -----------      ---------
   Total deposits                                                                            5,984,597      5,741,454
--------------------------------------------------------------------------------------
Short-term borrowed funds (note 8)                                                             276,437        356,839
--------------------------------------------------------------------------------------
Long-term debt (note 9)                                                                        100,686         58,449
--------------------------------------------------------------------------------------
Other liabilities (notes 10 and 13)                                                             95,448        112,014
--------------------------------------------------------------------------------------     -----------      ---------
   Total liabilities                                                                         6,457,168      6,268,756
--------------------------------------------------------------------------------------     -----------      ---------
Shareholders' equity (notes 4, 11 and 15):
Serial preferred stock. Authorized 5,000,000 shares; none issued
--------------------------------------------------------------------------------------
Common stock of $5 par value. Authorized 50,000,000 shares; 20,776,412 and 20,633,945
  shares issued in 1997 and 1996, respectively                                                 103,882        103,169
--------------------------------------------------------------------------------------
Additional paid-in capital                                                                     143,784        140,617
--------------------------------------------------------------------------------------
Retained earnings                                                                              419,746        361,072
--------------------------------------------------------------------------------------
Unrealized gain on investment securities available for sale, net of applicable taxes            13,980          7,329
--------------------------------------------------------------------------------------
Less: Unearned common stock held by management recognition plans                                   (32)          (738)
--------------------------------------------------------------------------------------     -----------      ---------
   Total shareholders' equity                                                                  681,360        611,449
--------------------------------------------------------------------------------------     -----------      ---------
   Total liabilities and shareholders' equity                                              $ 7,138,528      6,880,205
======================================================================================     ===========      =========

Commitments and contingencies (note 14)


See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                       Consolidated Statements of Income
                 Years Ended December 31, 1997, 1996 and 1995


                                                                                  1997          1996         1995
                                                                              -----------   -----------   ----------
                                                                               (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans and lease financing                                 $442,618       405,894      383,368
---------------------------------------------------------------------------
Interest and dividends on investment securities:
 U.S. Treasury                                                                   31,546        28,957       30,801
---------------------------------------------------------------------------
 U.S. Government agencies and corporations                                       55,613        53,222       51,840
---------------------------------------------------------------------------
 States and political subdivisions (primarily tax-exempt)                         4,840         4,593        5,076
---------------------------------------------------------------------------
 Equity and other securities                                                      3,070         3,374        2,887
---------------------------------------------------------------------------
Interest on time deposits in other banks                                          2,716         3,263        2,937
---------------------------------------------------------------------------
Interest on federal funds sold and other short-term investments                  10,060        13,272       15,500
---------------------------------------------------------------------------    --------       -------      --------
  Total interest income                                                         550,463       512,575      492,409
---------------------------------------------------------------------------    --------       -------      --------
Interest expense:
Deposits                                                                        229,600       214,500      208,921
---------------------------------------------------------------------------
Short-term borrowed funds (note 8)                                               15,371        18,713       16,568
---------------------------------------------------------------------------
Long-term debt (note 9)                                                           5,128         4,359        9,391
---------------------------------------------------------------------------    --------       -------      --------
  Total interest expense                                                        250,099       237,572      234,880
---------------------------------------------------------------------------    --------       -------      --------
Net interest income                                                             300,364       275,003      257,529
---------------------------------------------------------------------------
Provision for loan and lease losses (note 6)                                     16,376        17,361       11,007
---------------------------------------------------------------------------    --------       -------      --------
Net interest income after provision for loan and lease losses                   283,988       257,642      246,522
---------------------------------------------------------------------------    --------       -------      --------
Other income:
Service charges on deposit accounts                                              44,937        40,070       35,883
---------------------------------------------------------------------------
Trust and custodian fees                                                          8,415         7,348        6,815
---------------------------------------------------------------------------
Sales and insurance commissions                                                   9,433         7,816        5,188
---------------------------------------------------------------------------
Merchant discount                                                                 7,017         6,116        4,666
---------------------------------------------------------------------------
Accretion of negative goodwill from acquisitions                                  3,356         3,356        3,356
---------------------------------------------------------------------------
Other operating                                                                  19,761        20,061       11,093
---------------------------------------------------------------------------
Investment securities gains (note 4)                                                578         2,198        1,106
---------------------------------------------------------------------------
Investment securities losses (note 4)                                               (98)       (4,359)      (1,922)
---------------------------------------------------------------------------    --------       -------      --------
  Total other income                                                             93,399        82,606       66,185
---------------------------------------------------------------------------    --------       -------      --------
Other expenses:
Personnel (note 10)                                                             114,572       105,991       99,628
---------------------------------------------------------------------------
Net occupancy (note 14)                                                          15,595        16,189       15,682
---------------------------------------------------------------------------
Equipment (note 14)                                                              12,867        12,032       12,347
---------------------------------------------------------------------------
Merger-related expense (note 2)                                                  17,916            --       10,333
---------------------------------------------------------------------------
Other operating (note 12)                                                        65,248        75,621       60,217
---------------------------------------------------------------------------    --------       -------      --------
  Total other expenses                                                          226,198       209,833      198,207
---------------------------------------------------------------------------    --------       -------      --------
Income before income taxes and extraordinary item                               151,189       130,415      114,500
---------------------------------------------------------------------------
Income taxes (note 13)                                                           55,765        43,589       37,356
---------------------------------------------------------------------------    --------       -------      --------
Income before extraordinary item                                                 95,424        86,826       77,144
---------------------------------------------------------------------------
Extraordinary item -- loss on extinguishment of debt, net of income taxes            --            --       (1,709)
---------------------------------------------------------------------------    --------       -------      --------
Net income                                                                     $ 95,424        86,826       75,435
===========================================================================    ========       =======      ========
Earnings per common share -- basic (note 11):
  Income before extraordinary item                                             $   4.61           4.22         3.80
---------------------------------------------------------------------------
  Extraordinary item                                                                 --            --        (0.08)
---------------------------------------------------------------------------    --------       --------     --------
  Net income                                                                   $   4.61           4.22         3.72
===========================================================================    ========       ========     ========
Earnings per common share -- diluted (note 11):
  Income before extraordinary item                                             $   4.55           4.15         3.69
---------------------------------------------------------------------------
  Extraordinary item                                                                 --            --        (0.08)
---------------------------------------------------------------------------    --------       --------     --------
  Net income                                                                   $   4.55           4.15         3.61
===========================================================================    ========       ========     ========
Weighted average shares outstanding (note 11):
  Basic                                                                          20,719        20,553       20,295
---------------------------------------------------------------------------
  Diluted                                                                        20,973        20,908       20,900
---------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                Consolidated Statements of Shareholders' Equity
                 Years Ended December 31, 1997, 1996 and 1995



                                                                                              Unrealized
                                                                                            Gain (Loss) on
                                                                                              Investment
                                                                  Additional                  Securities     Management
                                                     Common         Paid-In     Retained      Available     Recognition
                                                      Stock         Capital     Earnings       for Sale        Plans
                                                ---------------- ------------ ------------ --------------- -------------
                                                                             (In Thousands)
CCB Financial Corporation                           $74,984          92,283      225,499       (18,644)        (2,970)
-----------------------------------------------
American Federal Bank, FSB                           10,851          54,346       29,791        (1,630)            --
-----------------------------------------------
Salem Trust Bank                                      2,599           2,756        2,226            --             --
-----------------------------------------------
Adjustments for poolings-of-interests                12,566         (12,566)          --            --             --
-----------------------------------------------     ---------       -------      -------       -------         ------
Balance December 31, 1994, restated                 101,000         136,819      257,516       (20,274)        (2,970)
Net income                                               --              --       75,435            --             --
-----------------------------------------------
Stock options exercised (note 10)                       489           1,315           --            --             --
-----------------------------------------------
Earned portion of management recognition plans
 (note 10)                                               --              --           --            --          1,236
-----------------------------------------------
Purchase and retirement of shares                      (550)         (3,881)          --            --             --
-----------------------------------------------
Conversion of debentures (note 11)                        3              12           --            --             --
-----------------------------------------------
Common stock warrants repurchased (note 11)              --            (130)        (460)           --             --
-----------------------------------------------
Public offering of shares                             1,000           3,966           --            --             --
-----------------------------------------------
Other transactions, net                                    (4)          (28)          --            --             --
-----------------------------------------------
Cash dividends ($1.44 per share)                         --              --      (25,157)           --             --
-----------------------------------------------
Change in unrealized gains (losses),
 net of applicable income taxes (note 4)                 --              --           --        31,580             --
-----------------------------------------------     ---------       -------      -------       -------         ------
Balance December 31, 1995                           101,938         138,073      307,334        11,306         (1,734)
Net income                                               --              --       86,826            --             --
-----------------------------------------------
Transactions pursuant to restricted
 stock, net (note 10)                                    20             728           --            --             --
-----------------------------------------------
Stock options exercised, net of
 shares tendered (note 10)                              926           2,152           --            --             --
-----------------------------------------------
Earned portion of management
 recognition plans (note 10)                             --              --           --            --            996
-----------------------------------------------
Purchase and retirement of shares                       (96)           (901)          --            --             --
-----------------------------------------------
Conversion of debentures (note 11)                      381           1,737           --            --             --
-----------------------------------------------
Common stock warrants repurchased (note 11)              --          (1,172)      (4,509)           --             --
-----------------------------------------------
Cash dividends ($1.60 per share)                         --              --      (28,579)           --             --
-----------------------------------------------
Change in unrealized gains (losses),
 net of applicable income taxes (note 4)                 --              --           --        (3,977)            --
-----------------------------------------------     ---------       -------      -------       -------         ------
Balance December 31, 1996                           103,169         140,617      361,072         7,329           (738)
Net income                                               --              --       95,424            --             --
-----------------------------------------------
Transactions pursuant to restricted
 stock, net (note 10)                                    27             373           --            --             --
-----------------------------------------------
Stock options exercised, net of
 shares tendered (note 10)                              688           2,729           --            --             --
-----------------------------------------------
Earned portion of management
 recognition plans (note 10)                             --              --           --            --            706
-----------------------------------------------
Other transactions, net                                    (2)           65           --            --             --
-----------------------------------------------
Cash dividends ($1.78 per share)                         --              --      (36,750)           --             --
-----------------------------------------------
Change in unrealized gains (losses),
 net of applicable income taxes (note 4)                 --              --           --         6,651             --
-----------------------------------------------     ---------       -------      -------       -------         ------
Balance December 31, 1997                           $103,882        143,784      419,746        13,980            (32)
===============================================     =========       =======      =======       =======         ======



                                                     Total
                                                 Shareholders'
                                                    Equity
                                                --------------
                                                (In Thousands)
CCB Financial Corporation                           371,152
-----------------------------------------------
American Federal Bank, FSB                           93,358
-----------------------------------------------
Salem Trust Bank                                      7,581
-----------------------------------------------
Adjustments for poolings-of-interests                    --
-----------------------------------------------     -------
Balance December 31, 1994, restated                 472,091
Net income                                           75,435
-----------------------------------------------
Stock options exercised (note 10)                     1,804
-----------------------------------------------
Earned portion of management recognition plans
 (note 10)                                            1,236
-----------------------------------------------
Purchase and retirement of shares                    (4,431)
-----------------------------------------------
Conversion of debentures (note 11)                       15
-----------------------------------------------
Common stock warrants repurchased (note 11)            (590)
-----------------------------------------------
Public offering of shares                             4,966
-----------------------------------------------
Other transactions, net                                 (32)
-----------------------------------------------
Cash dividends ($1.44 per share)                    (25,157)
-----------------------------------------------
Change in unrealized gains (losses),
 net of applicable income taxes (note 4)             31,580
-----------------------------------------------     -------
Balance December 31, 1995                           556,917
Net income                                           86,826
-----------------------------------------------
Transactions pursuant to restricted
 stock, net (note 10)                                   748
-----------------------------------------------
Stock options exercised, net of
 shares tendered (note 10)                            3,078
-----------------------------------------------
Earned portion of management
 recognition plans (note 10)                            996
-----------------------------------------------
Purchase and retirement of shares                      (997)
-----------------------------------------------
Conversion of debentures (note 11)                    2,118
-----------------------------------------------
Common stock warrants repurchased (note 11)          (5,681)
-----------------------------------------------
Cash dividends ($1.60 per share)                    (28,579)
-----------------------------------------------
Change in unrealized gains (losses),
 net of applicable income taxes (note 4)             (3,977)
-----------------------------------------------     -------
Balance December 31, 1996                           611,449
Net income                                           95,424
-----------------------------------------------
Transactions pursuant to restricted
 stock, net (note 10)                                   400
-----------------------------------------------
Stock options exercised, net of
 shares tendered (note 10)                            3,417
-----------------------------------------------
Earned portion of management
 recognition plans (note 10)                            706
-----------------------------------------------
Other transactions, net                                  63
-----------------------------------------------
Cash dividends ($1.78 per share)                    (36,750)
-----------------------------------------------
Change in unrealized gains (losses),
 net of applicable income taxes (note 4)              6,651
-----------------------------------------------     -------
Balance December 31, 1997                           681,360
===============================================     =======

See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1997, 1996 and 1995


                                                                                             1997          1996          1995
                                                                                        ------------- ------------- -------------
                                                                                                     (In Thousands)
Operating activities:
Net income                                                                               $    95,424       86,826        75,435
---------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
---------------------------------------------------------------------------------------
 Depreciation, amortization and accretion, net                                                23,418       10,361        21,523
---------------------------------------------------------------------------------------
 Provision for loan and lease losses                                                          16,376       17,361        11,007
---------------------------------------------------------------------------------------
 Net (gain) loss on sales of investment securities                                              (480)       2,161           816
---------------------------------------------------------------------------------------
 Extraordinary loss on extinguishment of debt, net of income taxes                                --           --         1,709
---------------------------------------------------------------------------------------
 Sale of securitized mortgage loans                                                           25,658           --            --
---------------------------------------------------------------------------------------
 Sales of loans held for sale                                                                232,095      181,310       279,483
---------------------------------------------------------------------------------------
 Origination of loans held for sale                                                         (214,170)    (187,555)     (284,386)
---------------------------------------------------------------------------------------
 Change in deferred income taxes                                                                  16       (2,184)       (6,749)
---------------------------------------------------------------------------------------
 Increase in accrued interest receivable                                                      (4,202)        (592)       (1,690)
---------------------------------------------------------------------------------------
 Increase (decrease) in accrued interest payable                                             (17,550)       4,809         8,904
---------------------------------------------------------------------------------------
 Decrease (increase) in other assets                                                             821      (13,426)       10,078
---------------------------------------------------------------------------------------
 Increase in other liabilities                                                                   905        5,309        14,147
---------------------------------------------------------------------------------------
 Other operating activities, net                                                              (5,616)        (743)       (5,011)
---------------------------------------------------------------------------------------  -----------     --------      --------
  Net cash provided by operating activities                                                  152,695      103,637       125,266
---------------------------------------------------------------------------------------  -----------     --------      --------
Investing activities:
Proceeds from maturities and issuer calls of investment securities held to maturity            2,622        9,973        15,467
---------------------------------------------------------------------------------------
Purchases of investment securities held to maturity                                               --      (16,005)       (8,265)
---------------------------------------------------------------------------------------
Proceeds from sales of investment securities available for sale                              176,481      195,363       188,437
---------------------------------------------------------------------------------------
Proceeds from maturities and issuer calls of investment securities available for sale        501,394      474,889       253,785
---------------------------------------------------------------------------------------
Purchases of investment securities available for sale                                       (677,990)    (517,477)     (428,164)
---------------------------------------------------------------------------------------
Net originations of loans and leases receivable                                             (529,365)    (487,972)     (324,559)
---------------------------------------------------------------------------------------
Purchases of premises and equipment                                                          (10,584)      (9,768)      (14,431)
---------------------------------------------------------------------------------------
Net cash acquired (paid) in acquisitions (dispositions)                                       14,577      (50,926)      135,164
---------------------------------------------------------------------------------------  -----------     --------      --------
  Net cash used by investing activities                                                     (522,865)    (401,923)     (182,566)
---------------------------------------------------------------------------------------  -----------     --------      --------
Financing activities:
Net increase in deposit accounts                                                             243,143      375,900       293,472
---------------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowed funds                                         (80,402)      43,897        52,230
---------------------------------------------------------------------------------------
Proceeds from issuance of long-term debt                                                      50,129           --         4,515
---------------------------------------------------------------------------------------
Repayments of long-term debt                                                                  (7,997)    (122,699)      (80,615)
---------------------------------------------------------------------------------------
Issuances of common stock from exercise of stock options, net                                  3,417        3,078         1,804
---------------------------------------------------------------------------------------
Issuance of common stock in public offering                                                       --           --         4,966
---------------------------------------------------------------------------------------
Purchase and retirement of common stock                                                           --         (997)       (4,431)
---------------------------------------------------------------------------------------
Purchase and retirement of common stock warrants                                                  --       (5,681)         (590)
---------------------------------------------------------------------------------------
Other equity transactions, net                                                                   (44)          --            --
---------------------------------------------------------------------------------------
Cash dividends                                                                               (36,750)     (28,579)      (25,157)
---------------------------------------------------------------------------------------  -----------     --------      --------
  Net cash provided by financing activities                                                  171,496      264,919       246,194
---------------------------------------------------------------------------------------  -----------     --------      --------
Net increase (decrease) in cash and cash equivalents                                        (198,674)     (33,367)      188,894
---------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year (note 1)                                      618,018      651,385       462,491
---------------------------------------------------------------------------------------  -----------     --------      --------
Cash and cash equivalents at end of year (note 1)                                        $   419,344      618,018       651,385
=======================================================================================  ===========     ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year                                                            $   267,649      232,763       225,586
=======================================================================================  ===========     ========      ========
Income taxes paid during the year                                                        $    57,597       45,530        41,884
=======================================================================================  ===========     ========      ========

See accompanying notes to consolidated financial statements.

                  CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB (CCB Investment and Insurance Service Corporation, CCBDE, Inc. and Southland Associates, Inc.) and AmFed (American Service Corporation of S.C., Mortgage North, AMFEDDE, Inc. and Finance South, Inc.). All significant intercompany transactions and accounts are eliminated in consolidation.

     CCB and AmFed provide a full range of banking services to individual and corporate customers through their branch networks based in North Carolina and South Carolina, respectively. CCB-Ga. is a special purpose bank that provides nationwide credit card services. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

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


     Loans and Lease Financing

     The loan portfolio is comprised of the following types of loans: commercial, financial and agricultural; real estate-construction; real estate-mortgage; instalment loans to individuals and revolving credit accounts. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.

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


     Reserve for Loan and Lease Losses

     The reserve for loan and lease losses is increased by provisions charged to expense and reduced by loan and lease financing charge-offs, net of recoveries. The reserve is maintained at a level considered adequate by management to provide for known and inherent loan and lease losses based on management's evaluation of the loan and lease financing portfolio, including historical loss experience, identified problem loans, volumes and outstandings, as well as on current economic conditions. While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in the Subsidiary Banks' markets, differ substantially from the assumptions used by management. Additionally, bank regulatory agency examiners periodically review the loan and lease financing portfolio and may require the Corporation to charge-off loans and lease financing and/or increase the reserve for loan and lease losses to reflect their assessment of the collectibility of loans and lease financing in the portfolio based on available information at the time of their examination.

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


     Mortgage Servicing Rights

     Mortgage servicing rights ("MSR") are the rights to service mortgage loans for others which are capitalized and included in "other assets" on the Consolidated Balance Sheets at the lower of their cost or market. The cost of mortgage loans originated or purchased is allocated between the cost of the loans and the MSR. Capitalization of the allocated cost of MSR occurs when the underlying loans are sold or securitized. The cost of the MSR is amortized over the estimated period of and in proportion to net servicing revenues. MSR for loans originated by the Subsidiary Banks prior to 1996 were not capitalized in accordance with the then current accounting standards.

     The Corporation periodically evaluates MSR for impairment by estimating the fair value based on a discounted cash flow methodology. This analysis incorporates current market assumptions, including discount, prepayment and delinquency rates, with net cash flows. The predominant characteristics used as the basis for stratifying MSR are investor type, product type and interest rate. If the carrying value of the MSR exceed the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees up to the original cost of the MSR.


     Subordinated Notes

     Underwriting discounts and commissions and issuance expenses of the subordinated notes are included in "other assets" on the Consolidated Balance Sheets. These expenses are being amortized over the life of the subordinated notes using the interest method.


     Management Recognition Plans

     The Corporation has two Management Recognition Plans (the "MRP") designed to provide an ownership interest in the Corporation through the issuance of restricted common stock to certain officers and directors of financial institutions acquired by the Corporation as an incentive for those persons to remain with the Subsidiary Banks. The shares of common stock issued are being earned in instalments over a period of up to five years and the cost of the shares is being charged to operating expense over the period the shares are earned. Prior to vesting, each participant granted shares under the MRP may direct the voting of the shares allocated to the participant and will be entitled to receive any dividends or other distributions paid on such shares.

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

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages but does not require that companies record compensation cost for stock-based employee compensation plans at fair value. The Corporation has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Most of the Corporation's stock options have no intrinsic value at grant date, and consequently, no compensation cost is recognized for them.

     An employer that continues to apply the intrinsic value accounting method rather than the "fair value based method" must disclose certain pro forma information. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. The required pro forma amounts reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method, including tax effects, that would have been recognized in the income statement if the fair value based method had been used.


     Per Share Data

     The Corporation adopted the provisions of SFAS No. 128, "Earnings Per Share", during 1997. The Statement establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement.


     Basic EPS excludes dilution and is computed by dividing income available to common shareholders, before and after the impact of extraordinary items, if any, by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. In accordance with SFAS No. 128, all prior period EPS data has been restated.


     Fair Value of Financial Instruments

     The financial statements include disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.


     Derivative Financial Instruments

     The Corporation may use off-balance sheet derivative contracts for interest rate risk management. These contracts are accounted for on the accrual basis and the net interest differential, including premiums paid, if any, are recognized as an adjustment to interest income or expense of the related asset or liability. The Corporation does not utilize derivative financial instruments for trading purposes.


(2) MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS

     The Corporation consummated two mergers in 1997 which have been accounted for as poolings-of-interests. In accordance with the accounting for poolings-of-interests, the financial statements of the Corporation have been restated to reflect the respective mergers as if they had been effective as of the earliest period presented. On August 1, 1997, the Corporation merged with AmFed, a $1.3 billion savings bank headquartered in Greenville, South Carolina. The merger was effected through a tax-free exchange of stock whereby each outstanding share of AmFed common stock was exchanged for .445 of a share of the Corporation's common stock. Consequently, the Corporation issued approximately 4,933,000 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of AmFed. AmFed is continuing to operate as a wholly-owned subsidiary of the Corporation.

     On January 31, 1997, the Corporation merged with Salem Trust Bank ("Salem Trust"), a $165 million commercial bank based in Winston-Salem, North Carolina. The merger was effected through a tax-free exchange of stock whereby each outstanding share of Salem Trust common stock was exchanged for .36 shares of the Corporation's common stock. Consequently, the Corporation issued approximately 680,000 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of Salem Trust. The former offices of Salem Trust are operated as offices of CCB.

     The financial statements of the Corporation have been restated to reflect the AmFed and Salem Trust mergers as if they had been effective as of the earliest period presented. The respective contributions of the pooled entities to consolidated total income, net interest income after provision for loan and lease losses and net income for the three years ended December 31, 1997 (1997 includes AmFed for the six months ended June 30, 1997 and Salem Trust for the month ended January 31, 1997) were as follow (in thousands):



                                                                      1997         1996        1995
                                                                  -----------   ---------   ----------
Total income:
CCB Financial Corporation                                          $580,403      460,353     435,803
---------------------------------------------------------------
American Federal Bank, FSB                                           62,326      121,081     112,526
---------------------------------------------------------------
Salem Trust Bank                                                      1,133       13,747      10,265
---------------------------------------------------------------    --------      -------     -------
Combined                                                           $643,862      595,181     558,594
===============================================================    ========      =======     =======
Net interest income after provision for loan and lease losses:
CCB Financial Corporation                                          $256,228      200,670     195,927
---------------------------------------------------------------
American Federal Bank, FSB                                           27,207       50,799      46,374
---------------------------------------------------------------
Salem Trust Bank                                                        553        6,173       4,221
---------------------------------------------------------------    --------      -------     -------
Combined                                                           $283,988      257,642     246,522
===============================================================    ========      =======     =======
Net income:
CCB Financial Corporation                                          $ 84,306       70,315      57,860
---------------------------------------------------------------
American Federal Bank, FSB                                           11,202       14,492      16,531
---------------------------------------------------------------
Salem Trust Bank                                                        (84)       2,019       1,044
---------------------------------------------------------------    --------      -------     -------
Combined                                                           $ 95,424       86,826      75,435
===============================================================    ========      =======     =======

     AmFed and Salem Trust's total income and net interest income after provision for loan and lease losses have been adjusted from the amounts previously reported by those entities. The adjustments were made to reclassify certain items to the accounting classification followed by the Corporation in its income statement categories.

     In connection with the AmFed and Salem Trust mergers, the Corporation incurred merger-related expense of $17,916,000 during 1997. This expense was comprised of severance and other employee benefit costs, excess facilities costs, systems conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $13,051,000.

     On May 19, 1995, the Corporation consummated its merger with Security Capital Bancorp ("Security Capital"), a $1.2 billion bank holding company based in Salisbury, North Carolina. The Merger was accounted for as a pooling-of-interests and was effected through a tax-free exchange of stock with the issuance of approximately 5,890,000 shares of the Corporation's common stock. In connection with the Security Capital merger, the Corporation incurred merger-related expense of $10,333,000, or $7,300,000 after-tax, during 1995. This expense included severance and other employee benefit costs, costs related to branch closures, system conversion costs and other transaction-related expenses.


(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at December 31, 1997 and 1996, the Subsidiary Banks were required to maintain average reserve and clearing balances of approximately $18,366,000 and $23,303,000, respectively.


(4) INVESTMENT SECURITIES

     Investment securities with amortized costs of approximately $598,600,000 at December 31, 1997 and $396,976,000 at December 31, 1996 were pledged to secure public funds on deposit, repurchase agreements and for other purposes required by law. The investment securities portfolio is segregated into securities available for sale and securities held to maturity.

     Securities Available for Sale

     Securities available for sale are presented on the Consolidated Balance Sheets at their market value. The amortized cost and approximate market values of these securities at December 31, 1997 and 1996 were as follows:



                                                      1997
                              ----------------------------------------------------
                                Amortized    Unrealized   Unrealized     Market
                                   Cost         Gains       Losses        Value
                              ------------- ------------ ------------ ------------
                                                 (In Thousands)
U.S. Treasury                 $  472,396       8,322         (59)       480,659
----------------------------
U.S. Government agencies
 and corporations                551,830       4,813         (83)       556,560
----------------------------
Mortgage-backed securities       289,204       8,795         (78)       297,921
----------------------------
Equity securities                 45,946       1,021          --         46,967
----------------------------  ----------       -----         ---        -------
 Total                        $1,359,376      22,951        (220)     1,382,107
============================  ==========      ======         ===      =========



                                                    1996
                             --------------------------------------------------
                              Amortized   Unrealized   Unrealized     Market
                                 Cost        Gains       Losses        Value
                             ----------- ------------ ------------ ------------
                                               (In Thousands)
U.S. Treasury                   442,410      5,781         (614)      447,577
----------------------------
U.S. Government agencies
 and corporations               398,780      4,350         (534)      402,596
----------------------------
Mortgage-backed securities      362,356      4,226       (1,088)      365,494
----------------------------
Equity securities                51,851          1           --        51,852
----------------------------    -------      -----       ------       -------
 Total                        1,255,397     14,358       (2,236)    1,267,519
============================  =========     ======       ======     =========

     Equity securities include CCB's and AmFed's required investment in stock of the Federal Home Loan Bank (the "FHLB") which totaled $24,432,000 at December 31, 1997 and $28,059,000 at December 31, 1996. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

     Net unrealized gains on securities available for sale totaled $22,731,000, $12,122,000 and $18,755,000 at December 31, 1997, 1996 and 1995, respectively, and are included as a component of shareholders' equity, net of deferred tax liabilities of $8,751,000, $4,793,000 and $7,449,000 at December 31, 1997, 1996
and 1995, respectively. In the opinion of management, the Corporation has no securities which are other than temporarily impaired.

     Gross gains and losses from sales of investment securities available for sale totaled $578,000 and $98,000, respectively, in 1997, totaled $2,058,000 and $4,359,000, respectively, in 1996 and totaled $1,073,000 and $1,919,000, respectively, in 1995.

     Following is a maturity schedule of securities available for sale at December 31, 1997:




                                                     Amortized       Carrying
                                                        Cost           Value
                                                   -------------   ------------
                                                          (In Thousands)
          Within 1 year                             $  114,672        114,870
------------------------------------------------
          After 1 but within 5 years                   699,898        710,229
------------------------------------------------
          After 5 but within 10 years                  209,656        212,120
------------------------------------------------    ----------        -------
           Subtotal                                  1,024,226      1,037,219
------------------------------------------------
          Mortgage-backed securities                   289,204        297,921
------------------------------------------------
          Equity securities                             45,946         46,967
------------------------------------------------    ----------      ---------
           Total securities available for sale      $1,359,376      1,382,107
================================================    ==========      =========

     Securities Held to Maturity

     The carrying values and approximate market values of securities held to maturity at December 31, 1997 and 1996 were as follows:




                                                         1997                                          1996
                                     --------------------------------------------- --------------------------------------------
                                      Carrying   Unrealized   Unrealized   Market   Carrying   Unrealized   Unrealized   Market
                                        Value       Gains       Losses      Value     Value       Gains       Losses     Value
                                     ---------- ------------ ------------ -------- ---------- ------------ ------------ -------
                                                                           (In Thousands)
States and political subdivisions    $81,617      5,385         --       87,002    84,262       4,277          (35)    88,504
===================================  =======      =====         ==       ======    ======       =====          ===     ======

     Following is a maturity schedule of securities held to maturity at December 31, 1997:




                                                   Carrying      Market
                                                     Value       Value
                                                  ----------   ---------
                                                      (In Thousands)
           Within 1 year                           $   225         226
-----------------------------------------------
           After 1 but within 5 years                3,638       3,774
-----------------------------------------------
           After 5 but within 10 years              44,950      47,705
-----------------------------------------------
           After 10 years                           32,804      35,297
-----------------------------------------------    -------      ------
            Total securities held to maturity      $81,617      87,002
===============================================    =======      ======

     Gains from calls of securities held to maturity totaled $140,000 during 1996 and $33,000 during 1995. Losses from calls of securities held to maturity during 1995 totaled $3,000.


(5) LOANS AND LEASE FINANCING

     A summary of loans and lease financing at December 31, 1997 and 1996 follows:




                                                1997            1996
                                           --------------   ------------
                                                  (In Thousands)
Commercial, financial and agricultural      $   688,040        549,831
----------------------------------------
Real estate-construction                        733,026        629,829
----------------------------------------
Real estate-mortgage                          2,915,851      2,602,639
----------------------------------------
Instalment loans to individuals                 506,339        739,991
----------------------------------------
Revolving credit                                212,794        193,561
----------------------------------------
Lease financing                                  43,265         38,323
----------------------------------------    -----------      ---------
 Total gross loans and lease financing        5,099,315      4,754,174
----------------------------------------
Less: Unearned income                             5,746          8,511
----------------------------------------    -----------      ---------
 Total loans and lease financing            $ 5,093,569      4,745,663
========================================    ===========      =========

     Loans and lease financing of $16,088,000 and $15,752,000 at December 31, 1997 and 1996, respectively, were not accruing interest. Loans transferred from loans to other real estate acquired through loan foreclosure totaled $2,281,000 in 1997, $2,666,000 in 1996 and $2,404,000 in 1995. Other real estate acquired through loan foreclosures amounted to $845,000 and $2,469,000 at December 31, 1997 and 1996, respectively, and is included in "other assets" on the Consolidated Balance Sheets.

     The following is an analysis of interest income related to loans and lease financing on nonaccrual status for the years ended December 31, 1997, 1996 and 1995:




                                                                                                1997       1996     1995
                                                                                             ---------   -------   ------
                                                                                                    (In Thousands)
Interest income that would have been recognized if the loans had been current at original     $1,055      1,359    1,225
------------------------------------------------------------------------------------------
  contractual rates
------------------------------------------------------------------------------------------
Amount recognized as interest income                                                             171        412      335
------------------------------------------------------------------------------------------    ------      -----    -----
Difference                                                                                    $  884        947      890
==========================================================================================    ======      =====    =====

     During 1997, the Subsidiary Banks securitized $112,600,000 of mortgage loans and retained the securities in the investment securities available for sale portfolio. The securities were subsequently sold at a nominal gain. An additional $25,700,000 of mortgage loans were securitized and immediately sold.


     In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North and South Carolina with the exception of credit cards which are available to customers on a nationwide basis and certain instalment loans which are available in market areas stretching from Virginia to Georgia. Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. Loans held for sale totaled $31,490,000 and $14,977,000 at December 31, 1997 and 1996, respectively. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant concentrations of credit risk.

     At December 31, 1997, the carrying value of loans considered to be impaired totaled $14,325,000, of which $7,810,000 were on nonaccrual status. The related reserve for loan losses on the impaired loans totaled $2,846,000. The average carrying value of impaired loans was $11,424,000 during the year ended December 31, 1997. Gross interest income on the impaired loans, included in net income, totaled $320,000 during 1997. At December 31, 1996, impaired loans totaled $12,008,000, of which $6,061,000 were on nonaccrual status, and their related reserve for loan losses totaled $2,412,000. The average carrying value of impaired loans was $13,997,000 during 1996 and gross interest income recorded on impaired loans totaled $551,000.

     During 1997 and 1996, the Subsidiary Banks had loan, lease financing and deposit relationships with Executive Officers and Directors of the Corporation and their Associates. In the opinion of management, these loans and lease financing arrangements do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 1997 (in thousands):




                                                  Balance at
                                                  Beginning       New                     Balance at
                                                   of Year       Loans     Repayments     End of Year
                                                 -----------   --------   ------------   ------------
Directors, Executive Officers and Associates       $13,336     34,457        6,811          $40,982
==============================================     =======     ======        =====          =======

     Loans serviced for the benefit of others totaled $1.2 billion at December 31, 1997, 1996 and 1995. Mortgage servicing fees totaled $3,978,000 in 1997, $3,969,000 in 1996, and $3,407,000 in 1995. Mortgage servicing rights totaled $3,640,000 and $2,889,000 at December 31, 1997 and 1996, respectively, and are included in "other assets" on the Consolidated Balance Sheets. The fair value of mortgage servicing rights was $3,982,000 at December 31, 1997 and $3,118,000 at December 31, 1996. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized mortgage servicing rights was required at December 31, 1997. The following table summarizes the changes in mortgage servicing rights during 1997 and 1996:



                                              1997        1996
                                          -----------   --------
                                              (In Thousands)
Balance at beginning of year               $  2,889        953
---------------------------------------
Capitalized mortgage servicing rights         4,106      2,343
---------------------------------------
Amortization                                   (871)      (407)
---------------------------------------
Sale of mortgage servicing                   (2,484)        --
---------------------------------------    --------      -----
Balance at end of year                     $  3,640      2,889
=======================================    ========      =====

     Certain real estate-mortgage loans are pledged as collateral for advances from the FHLB as set forth in Note 9.


(6) RESERVE FOR LOAN AND LEASE LOSSES

     Following is a summary of the reserve for loan and lease losses:



                                                             1997           1996           1995
                                                         ------------   ------------   -----------
                                                                      (In Thousands)
Balance at beginning of year                              $  61,257         55,114        50,902
------------------------------------------------------
Provision charged to operations                              16,376         17,361        11,007
------------------------------------------------------
Recoveries of loan and leases previously charged-off          3,105          3,062         2,010
------------------------------------------------------
Loan and lease losses charged to reserve                    (13,144)       (14,280)       (8,805)
------------------------------------------------------    ---------        -------        ------
Balance at end of year                                    $  67,594         61,257        55,114
======================================================    =========        =======        ======

(7) PREMISES AND EQUIPMENT


     Following is a summary of premises and equipment:



                                                   Accumulated
                                                  Depreciation       Net
                                                       and           Book
                                      Cost        Amortization      Value
                                  ------------   --------------   ---------
December 31, 1997:                             (In Thousands)
Land                               $  18,364              --       18,364
-------------------------------
Buildings                             67,464          31,543       35,921
-------------------------------
Leasehold improvements                11,488           3,555        7,933
-------------------------------
Furniture and equipment               94,336          70,519       23,817
-------------------------------    ---------          ------       ------
 Total premises and equipment      $ 191,652         105,617       86,035
===============================    =========          ======       ======

December 31, 1996:
Land                               $  18,386              --       18,386
-------------------------------
Buildings                             67,038          30,060       36,978
-------------------------------
Leasehold improvements                 8,546           3,087        5,459
-------------------------------
Furniture and equipment               96,642          71,672       24,970
-------------------------------    ---------         -------       ------
 Total premises and equipment      $ 190,612         104,819       85,793
===============================    =========         =======       ======

(8) TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS


     Maturities of time deposits are as follows:




                                         Total
Year Ending December 31                Maturities
---------------------------------   ---------------
                                     (In Thousands)
  1998                                 $1,966,869
----------------
  1999                                    702,466
----------------
  2000                                    179,645
----------------
  2001                                     30,790
----------------
  2002 and thereafter                         698
---------------------------------      ----------
  Total                                $2,880,468
=================================      ==========

     Short-term borrowed funds outstanding at December 31, 1997 and 1996 consisted of the following:



                                                       1997          1996
                                                   ------------   ----------
                                                        (In Thousands)
FHLB short-term advances                            $  50,000      136,400
------------------------------------------------
Federal funds purchased and master notes              137,372       84,867
------------------------------------------------
Treasury tax and loan depository note account          12,565       15,515
------------------------------------------------
Securities sold under agreements to repurchase         76,500      120,057
------------------------------------------------    ---------      -------
 Total short-term borrowed funds                    $ 276,437      356,839
================================================    =========      =======

     The short-term FHLB advances were drawn under CCB's $600 million FHLB line of credit and are secured by a blanket collateral agreement on CCB's mortgage loan portfolio. Master note borrowings are unsecured obligations of the Corporation which mature daily and bore a weighted average interest rate of 4.60% at December 31, 1997. The treasury tax and loan depository note account is payable on demand and is collateralized by various investment securities with carrying values of $32,649,000 and market values of $33,075,000 at December 31, 1997. Interest on borrowings under this arrangement is payable at
 .25% below the weekly federal fund rate as quoted by the Federal Reserve.

     The following table presents certain information for securities sold under agreements to repurchase. These short-term borrowings by the Subsidiary Banks are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with carrying and market values of $171,273,000 at December 31, 1997. The securities collateralizing the short-term borrowings have been delivered to a third-party custodian for safekeeping. Following is a summary of this type of borrowing for the three previous years:



                                                                     1997           1996          1995
                                                                -------------   -----------   -----------
                                                                             (In Thousands)
Balance at December 31                                            $  76,500       120,057       180,213
-------------------------------------------------------------     ---------       -------       -------
Weighted average interest rate at December 31                          5.30%          5.33          4.96
-------------------------------------------------------------     ---------       --------      --------
Maximum amount outstanding at any month end during the year       $ 125,383       207,412       197,439
-------------------------------------------------------------     ---------       --------      --------
Average daily balance outstanding during the year                 $ 101,159       167,259       127,515
-------------------------------------------------------------     ---------       --------      --------
Average annual interest rate paid during the year                      5.29%          5.31          5.95
=============================================================     =========       ========      ========

     The Corporation has an unsecured $30 million line of credit with a commercial bank. No draws were outstanding as of December 31, 1997 or 1996 nor during the years then ended. The maximum outstanding during 1995 was $5,000,000. Interest expense on the draws from the line of credit totaled $2,000 during 1995.


(9) LONG-TERM DEBT

     Following is a summary of long-term debt at December 31, 1997 and 1996:



                                                                1997         1996
                                                            -----------   ---------
                                                                (In Thousands)
Mortgage payable at 9%, collateralized by bank premises      $    109         128
---------------------------------------------------------
FHLB advances maturing through 2014                            67,592      25,336
---------------------------------------------------------
6.75% subordinated notes                                       32,985      32,985
---------------------------------------------------------    --------      ------
 Total long-term debt                                        $100,686      58,449
=========================================================    ========      ======

     The FHLB long-term advances are primarily at fixed rates of up to 8.41% and are collateralized by liens on first mortgage loans with book values not less than the outstanding principal balance of the obligations. Of the total FHLB advances outstanding at December 31, 1997, $50,000,000 were drawn for general funding requirements and the remainder of the advances were drawn to fund matched maturity loans. In 1995, AmFed prepaid advances of $25,000,000 at 9.9% due in 1998 and $10,500,000 at 8.3%
due in 1996. As a result, prepayment penalties totaling $1,700,000, net of taxes, were paid and recorded as an extraordinary item in the Statement of Income. Interest on the FHLB advances totaled $2,891,000 in 1997, $1,997,000 in 1996 and $6,357,000 in 1995.

     In 1993, the Corporation issued $40,000,000 of 6.75% subordinated notes due December 1, 2003. Interest on the notes is payable semi-annually on June 1 and December 1. The notes are not redeemable prior to maturity and there is no sinking fund. The notes are unsecured and subordinated to all present and future senior indebtedness of the Corporation. During 1995, the Corporation repurchased and extinguished $7,015,000 of the subordinated notes with a resulting gain of $880,000. Interest on the subordinated notes totaled $2,226,000 in 1997 and 1996 and $2,249,000 in 1995.

     Maturities of long-term debt are as follows:



Year Ending December 31      Total Maturities
-------------------------   -----------------
                              (In Thousands)
  1998                          $     738
----------------
  1999                             50,652
----------------
  2000                                 93
----------------
  2001                                765
----------------
  2002                                808
----------------
  Thereafter                       47,630
----------------                ---------
  Total                         $ 100,686
================                =========

(10) EMPLOYEE BENEFIT PLANS


     Pension Plan

     The Corporation has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The pension plan, which makes provisions for early and delayed retirement as well as normal retirement, provides participants with retirement benefits based on credited years of service and an average salary for the five consecutive years within the last ten years preceding normal retirement that will produce the highest average salary. In 1997, 1996 and 1995, the Corporation contributed $2,871,000, $2,928,000 and $680,000, respectively, to its pension plan.

     AmFed also has a noncontributory, defined benefit pension plan covering substantially all full-time salaried employees. An employee's benefits are based on years of service and compensation during the last five years of employment. AmFed's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. In 1997, 1996 and 1995, AmFed contributed $590,000, $528,000 and $689,000, respectively, to its pension plan. AmFed's pension plan will be merged into the Corporation's pension plan effective January 1, 1998.

     The combined pension expense components for the Corporation and AmFed's pension plans for the years ended December 31, 1997, 1996 and 1995 are shown below:




                                                          1997           1996          1995
                                                      ------------   -----------   -----------
                                                                   (In Thousands)
Service cost of benefits earned during the period      $   3,576         3,325         2,739
---------------------------------------------------
Interest cost on projected benefit obligation              4,569         4,136         3,823
---------------------------------------------------
Return on pension plan assets                            (12,038)       (8,724)       (8,451)
---------------------------------------------------
Net amortization and deferral                              6,478         4,054         4,466
---------------------------------------------------
Gain on curtailment                                           --            --          (176)
---------------------------------------------------    ---------        ------        ------
 Net pension expense                                   $   2,585         2,791         2,401
===================================================    =========        ======        ======

     At December 31, 1997, pension plan assets of both plans consist primarily of corporate stocks and bonds including 32,050 shares of the Corporation's common stock. The plans' assets are held and administered by CCB in a trust fund. The combined funded status of the Corporation and AmFed's pension plans and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1997 and 1996 are shown below:

                                                                              1997           1996
                                                                          ------------   -----------
                                                                                (In Thousands)
Actuarial present value of accumulated benefit obligations:
 Vested                                                                    $53,487          47,935
-----------------------------------------------------------------------
 Nonvested                                                                     895             624
-----------------------------------------------------------------------    -------          ------
  Accumulated benefit obligation                                           $54,382          48,559
=======================================================================    =======          ======
Pension plan assets at fair value (primarily listed stocks and bonds)      $79,161          65,102
-----------------------------------------------------------------------
Projected benefit obligation                                                69,834          61,554
-----------------------------------------------------------------------    -------          ------
Pension plan assets in excess of projected benefit obligation                9,327           3,548
-----------------------------------------------------------------------
Unrecognized prior service costs, includes impact of plan amendments         3,474           3,328
-----------------------------------------------------------------------
Unrecognized net (gain) loss                                              (14,579)          (9,042)
-----------------------------------------------------------------------
Unrecognized net excess pension plan assets at transition                    (297)            (615)
-----------------------------------------------------------------------   --------          ------
Accrued pension expense                                                   $(2,075)          (2,781)
=======================================================================   ========          ======

     Assumptions used in computing the actuarial present value of the Corporation's projected benefit obligation were as follows:

Discount rate                                                                7.25%             7.75
-----------------------------------------------------------------------
Rate of increase in compensation level of employees                          5.00%             6.00
-----------------------------------------------------------------------
Expected long-term rate of return on pension plan assets                     8.00%             8.00
-----------------------------------------------------------------------

     Assumptions used in computing the actuarial present value of AmFed's projected benefit obligation were as follows:

Discount rate                                                                7.25%             7.50
-----------------------------------------------------------------------
Rate of increase in compensation level of employees                       5.00 %               4.75
-----------------------------------------------------------------------
Expected long-term rate of return on pension plan assets                     8.00%             9.00
-----------------------------------------------------------------------

     Savings and Profit Sharing Plans

     The Corporation, AmFed and Salem Trust had defined contribution employee benefit plans covering substantially all employees with one year's service. Under the respective plans, employee contributions are partially matched. In addition, the Corporation may make discretionary contributions to its defined contribution plan. Salem Trust and AmFed's plans were frozen as of their respective merger dates with the Corporation and participants under those plans were enrolled in the Corporation's plan. The AmFed plan will continue in effect but will be frozen as to future contributions. The Salem plan will be terminated during 1998. Total expense under these plans was $2,850,000, $2,612,000 and $2,540,000 in 1997, 1996 and 1995, respectively.


     Stock Options, Restricted Stock and Other Incentive Plans

     In 1994, the Corporation adopted the Long-Term Incentive Plan which was designed to attract, retain and motivate key employees as well as to provide a competitive reward for achieving longer-term goals, provide balance to short-term incentive awards, and reinforce a one-company perspective. Under this plan, performance-based stock and cash incentives and other equity-based incentives can be awarded. A maximum of 500,000 shares of the Corporation's common stock are available for award under this plan. As of December 31, 1997, a total of 379,974 stock options to purchase shares of the Corporation's common stock and 9,310 restricted shares of the Corporation's common stock had been awarded. The options and restricted stock vest over varying periods, from immediately up to three years. No other awards have been made under this plan.

     During 1993, the Corporation adopted nonstatutory and incentive stock option plans as part of transactions to acquire financial institutions. The stock options were granted to the directors and certain officers of the acquired financial institutions entitling them to purchase shares of the Corporation's common stock. The options are earned and exercisable over a period of up to ten years. The Corporation continued in effect nonstatutory and incentive stock option plans in force at the date of the mergers with AmFed, Salem Trust and Security Capital. The stock options under these plans were granted to directors and certain officers of the respective financial institutions and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years and certain of the stock options included vesting provisions of up to five years. All stock options outstanding at the time of the respective mergers were converted into options to acquire common stock of the Corporation. No additional options have been granted under the AmFed, Salem Trust or Security Capital option plans.

     The Corporation has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options as permitted under SFAS No. 123. In accordance with APB No. 25, no compensation expense is recognized by the Corporation when stock options are granted because the exercise price of the Corporation's stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the Corporation's stock option plans been determined consistent with SFAS No. 123, the Corporation's net income and net income per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below. Pro forma net income reflects only options granted since December 31, 1994. Therefore, the effects of applying SFAS No. 123 during the initial phase-in period may not be representative of the effect on reported net income in future years.




                                   1997        1996       1995
                               ------------ ---------- ----------
                                 (In Thousands Except Per Share
                                             Data)
   Net income    As reported     $ 95,424     86,826     75,435
----------------
                 Pro forma         94,343     86,356     75,250
   Basic EPS     As reported          4.61       4.22       3.72
----------------
                 Pro forma            4.55       4.20       3.71
   Diluted EPS   As reported          4.55       4.15       3.61
----------------
                 Pro forma            4.50       4.13       3.60

     The weighted average fair value of options granted approximated $16.65 in 1997, $10.55 in 1996 and $9.00 in 1995. The fair values of the options granted in 1997, 1996 and 1995 are estimated on the date of the grants using the Black-Scholes option-pricing model with the following weighted-average assumptions:




                               1997      1996      1995
                            --------- --------- ---------
  Dividend yield             2.0%      2.30      2.30
---------------------------
  Expected volatility       19.51     20.26     20.26
---------------------------
  Risk-free interest rate    6.68      6.15      6.15
---------------------------
  Expected average life     5 years   5 years   5 years
---------------------------

     A summary of the Corporation's stock option activity and related information for the years ended December 31 follows:



                                    Outstanding                       Exercisable
                         ---------------------------------   ------------------------------
                            Option       Weighted Average    Option      Weighted Average
                            Shares        Exercise Price     Shares       Exercise Price
                         ------------   ------------------ ----------   -----------------
At December 31, 1994        614,695          $  22.65
----------------------
Granted                      95,821             33.06
----------------------
Exercised                   (98,082)            18.40
----------------------
Forfeited                      (871)            42.34
----------------------      -------          --------
At December 31, 1995        611,563             24.93       495,744          $ 22.97
======================                                      =======          =======
Granted                     107,103             43.11
----------------------
Exercised                  (193,785)            18.20
----------------------
Forfeited                    (7,008)            25.88
----------------------     --------          --------
At December 31, 1996        517,873             31.20       391,154          $ 28.01
======================                                      =======          =======
Granted                     221,083             65.80
----------------------
Exercised                  (143,791)            27.32
----------------------
Forfeited                   (12,255)            42.00
----------------------     --------          --------
At December 31, 1997        582,910          $  45.05       374,749          $ 36.44
======================     ========          ========       =======          =======

     Exercise prices for options outstanding as of December 31, 1997 ranged from $5.20 to $81.88. The following table summarizes information about the Corporation's stock options outstanding at December 31, 1997:



                                      Options Outstanding                       Options Exercisable
                       -------------------------------------------------   ------------------------------
                                          Weighted          Weighted                        Weighted
      Range of            Number       Average Years         Average        Number          Average
   Exercise Prices      of Options       Remaining       Exercise Price   of Options     Exercise Price
--------------------   ------------   ---------------   ---------------- ------------   ---------------
  $5.20 to $7.12            4,267            1.54           $  7.01           4,267        $  7.01
--------------------
  $11.24 to $27.25        127,673            4.98             21.42         127,673          21.42
--------------------
  $30.90 to $38.75        178,866            7.05             36.03         161,450          35.96
--------------------
  $50.06 to $81.88        272,104            9.16             62.66          81,359          62.49
--------------------      -------            ----           -------         -------        -------
  $5.20 to $81.88         582,910            7.54           $ 45.05         374,749        $ 36.44
====================      =======            ====           =======         =======        =======

     During 1997, 5,310 shares of the Corporation's common stock were awarded as restricted stock under the Long-Term Incentive Plan. The restricted stock awards were recorded at their fair value of $388,000 on the dates of grant and had a weighted average fair value of $73.13 per share. During 1997, $176,000 of compensation expense was recognized for restricted stock granted under the Long-Term Incentive Plan. During 1996, 4,000 shares of the Corporation's common stock were awarded as restricted stock and were recorded at their fair value of $200,000. In 1996, $76,000 of compensation expense was recorded for such restricted stock awards.

     The Corporation has a Performance Unit Plan which operates in conjunction with the Long-Term Incentive Plan and covers certain senior officers of the Corporation and its subsidiaries. Under this plan, eligible participants have been awarded performance units which have a range in value from $0 to $200 each, with a target value of $100 each. At December 31, 1997, a total of 17,614 units were outstanding and will be deemed earned if and to the extent the Corporation and its subsidiaries meet profit objectives established by the Board of Directors over the three-year period ended December 31, 1998. Total expense under this plan was $1,100,000, $1,087,000 and $497,000 for 1997, 1996 and 1995, respectively.

     CCB has a Management Performance Incentive Plan covering certain officers. The total award is based on a percentage of base salary of the eligible participants and financial performance of the Corporation as compared to certain targets established by the Corporation's Board of Directors. Total expense under this plan was $3,278,000, $2,524,000 and $2,653,000 in 1997, 1996 and 1995, respectively.

     The Corporation had a Restricted Stock Plan in effect until December 31, 1993 which was designed to provide long-term incentive compensation to certain officers of the Corporation and its subsidiaries. Total expense under this plan was $115,000 and $236,000 in 1996 and 1995, respectively. Restrictions on shares remaining under this plan lapsed in 1996.

     During 1993, the Corporation adopted MRP covering certain officers and directors of the Subsidiary Banks. Shares of the Corporation's common stock awarded under the MRP vest over periods of up to five years; all MRP will be fully vested in 1998. A participant becomes fully vested in the event of the participant's death or disability. Total expense under the MRP was $1,411,000, $1,533,000 and $1,701,00 for 1997, 1996 and 1995, respectively. Stock awarded under the MRP is subject to certain restrictions up to a five-year period, during which time the holder is entitled to full voting rights and dividend privileges. Under the MRP, 118,120 shares of the Corporation's common stock were awarded to directors and certain officers of certain of the Subsidiary Banks. The MRP shares will vest over a period of up to five years. During 1997, restrictions lapsed on 22,474 shares which increased shareholders' equity by $706,000.


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

     The following table sets forth the plan's funded status and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1997 and 1996:



                                                                                 1997          1996
                                                                             -----------   -----------
                                                                                  (In Thousands)
Actuarial present value of accumulated postretirement benefit obligation:
 Retirees                                                                     $  4,620         4,140
--------------------------------------------------------------------------
 Active employees -- fully eligible                                              1,000         1,000
--------------------------------------------------------------------------
 Active employees -- not fully eligible                                          1,830         1,900
--------------------------------------------------------------------------    --------         -----
  Accumulated postretirement benefit obligation                                  7,450         7,040
--------------------------------------------------------------------------
Plan assets at fair value                                                           --            --
--------------------------------------------------------------------------    --------         -----
Accumulated postretirement benefit obligation in excess of plan assets          (7,450)       (7,040)
--------------------------------------------------------------------------
Unrecognized net losses                                                          1,939         1,985
--------------------------------------------------------------------------    --------        ------
Accrued postretirement benefit expense                                        $ (5,511)       (5,055)
==========================================================================    ========        ======

     The accumulated postretirement benefit obligations at December 31, 1997 and 1996 were determined using discount rates of 7.25% for 1997 and 7.75% for 1996.

     Net periodic postretirement benefit expense charged to operations for the years ended December 31, 1997, 1996 and 1995 included the following components:





                                                       1997     1996     1995
                                                      ------   ------   -----
                                                          (In Thousands)
Service cost of benefits earned during the period      $202     214      126
---------------------------------------------------
Interest cost on accumulated benefit obligation         513     471      412
---------------------------------------------------
Net amortization and deferral                            90     127       34
---------------------------------------------------    ----     ---      ---
 Net postretirement benefit expense                    $805     812      572
===================================================    ====     ===      ===

     The health care trend rate was projected to be 7.00% for 1997, 6.00% for 1998 and decrease to 5.00% for 1999 and thereafter. A 1% increase in the assumed health care trend rates would result in a $31,000 increase in net periodic postretirement benefits expense and a $399,000 increase in the accumulated postretirement benefit obligation.


(11) SHAREHOLDERS' EQUITY


     Earnings per Share

     The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for income before extraordinary items and net income for the years ended December 31, 1997, 1996 and 1995:




                                             Income           Share         Per Share
                                          (Numerator)     (Denominator)      Amount
                                         -------------   ---------------   ----------
                                             (In Thousands Except Per Share Data)
For the year ended December 31, 1997:
Basic EPS:
Net income                                  $ 95,424          20,719         $ 4.61
--------------------------------------                                       ------
Effect of dilutive securities:
Stock options                                     --             254
--------------------------------------      --------          ------
Diluted EPS                                 $ 95,424          20,973         $ 4.55
======================================      ========          ======         ======
For the year ended December 31, 1996:
Basic EPS:
Net income                                  $ 86,826          20,553         $ 4.22
--------------------------------------                                       ------
Effect of dilutive securities:
Warrants                                          --              91
--------------------------------------
Convertible debentures                            22              22
--------------------------------------
Stock options                                     --             242
--------------------------------------      --------          ------
Diluted EPS                                 $ 86,848          20,908         $ 4.15
======================================      ========          ======         ======
For the year ended December 31, 1995:
Basic EPS:
Income before extraordinary item            $ 77,144          20,295         $ 3.80
--------------------------------------                                       ------
Effect of dilutive securities:
Warrants                                          --             245
--------------------------------------
Convertible debentures                            78              76
--------------------------------------
Stock options                                     --             284
--------------------------------------      --------          ------
Diluted EPS                                 $ 77,222          20,900         $ 3.69
======================================      ========          ======         ======
Basic EPS:
Net income                                  $ 75,435          20,295         $ 3.72
--------------------------------------                                       ------
Effect of dilutive securities:
Warrants                                          --             245
--------------------------------------
Convertible debentures                            78              76
--------------------------------------
Stock options                                     --             284
--------------------------------------      --------          ------
Diluted EPS                                 $ 75,513          20,900         $ 3.61
======================================      ========          ======         ======

     Changes in Shareholders' Equity

     Salem Trust issued $2,133,000 of convertible subordinated notes in 1993 which bore interest at 6%. The notes were convertible at the option of the holder or could be called at Salem Trust's option, in whole or in part, at any time after December 31, 1995 at par. During 1996, Salem Trust called the remaining convertible subordinated notes and substantially all were converted into shares of common stock. Conversion of subordinated notes added $2,118,000 to shareholders' equity in 1996 and $15,000 in 1995.

     As part of AmFed's 1989 conversion from a mutual to a stock savings bank, AmFed issued certain equity instruments including common stock warrants which allowed the holder of the warrants to purchase 600,000 shares of AmFed common stock at a price of $5.00 per share. During 1995 and 1996, AmFed repurchased all of the remaining common stock warrants outstanding at a cost of $5,681,000 in 1996 and $590,000 in 1995.


     Preferred Stock

     The Corporation is authorized to issue up to 5,000,000 shares of serial preferred stock. No shares of preferred stock have been issued or were outstanding at December 31, 1997 or 1996.


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

     The Rights will expire on February 26, 2000, and may be redeemed by the Corporation at any time prior to the acquisition by a person or group of 15% or more of the outstanding common stock at a price of $.01 per Right.

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

     Disclosure about the Subsidiary Banks' capital adequacy are set forth in the table below. Tier I capital consists of common equity less goodwill and certain other intangible assets. Tier I excludes the equity impact of adjusting available for sale securities to market value. Total Capital is comprised of Tier I and Tier II capital. Tier II capital includes subordinated notes and loan loss reserves, as defined and limited according to regulatory guidelines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied. Management believes that as of December 31, 1997, the Corporation and the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997 (the most recent notification), the Federal Deposit Insurance Corporation ("FDIC") categorized the Subsidiary Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Subsidiary Banks must meet minimum ratios for total risk-based, Tier I risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) as set forth in the following table. There are no conditions or events since the latest notification that management believes have changed the Subsidiary Banks' category.

     The risk-based capital and leverage ratios for CCB, AmFed and CCB-Ga. as of December 31, 1997 and 1996 are presented below.



                                                                            CCB                          AmFed
                                                               ----------------------------- -----------------------------
                                                                    1997           1996           1997           1996
                                                               -------------- -------------- -------------- --------------
                                                                                     (In Thousands)
Tier I capital                                                  $    520,279       461,344        115,088        105,704
--------------------------------------------------------------
Total capital                                                        571,185       511,684        125,890        115,678
--------------------------------------------------------------
Risk weighted assets                                               4,343,721     3,954,328        862,072        797,189
--------------------------------------------------------------
Adjusted quarterly average assets                                  5,835,963     5,407,100      1,295,122      1,308,218
--------------------------------------------------------------
Risk-based capital ratios:
 Tier I capital to risk weighted assets:
  Actual                                                               11.98%         11.67          13.35          13.26
--------------------------------------------------------------
  Regulatory minimum                                                    4.00           4.00           4.00           4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions            6.00           6.00           6.00           6.00
--------------------------------------------------------------
 Total capital to risk weighted assets:
  Actual                                                               13.15          12.94          14.60          14.51
--------------------------------------------------------------
  Regulatory minimum                                                    8.00           8.00           8.00           8.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions           10.00          10.00          10.00          10.00
--------------------------------------------------------------
 Leverage ratio:
  Actual                                                                8.92           8.53           8.89           8.08
--------------------------------------------------------------
  Regulatory minimum                                                    4.00           4.00           4.00           4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions            5.00           5.00           5.00           5.00
==============================================================   ============     ==========     ===========     ==========



                                                                       CCB-Ga.
                                                               -----------------------
                                                                   1997        1996
                                                               ----------- -----------
                                                                   (In Thousands)
Tier I capital                                                     9,613       8,338
--------------------------------------------------------------
Total capital                                                     10,620       9,376
--------------------------------------------------------------
Risk weighted assets                                              78,602      82,590
--------------------------------------------------------------
Adjusted quarterly average assets                                 93,867      96,602
--------------------------------------------------------------
Risk-based capital ratios:
 Tier I capital to risk weighted assets:
  Actual                                                            12.23       10.10
--------------------------------------------------------------
  Regulatory minimum                                                 4.00        4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions         6.00        6.00
--------------------------------------------------------------
 Total capital to risk weighted assets:
  Actual                                                            13.51       11.35
--------------------------------------------------------------
  Regulatory minimum                                                 8.00        8.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions        10.00       10.00
--------------------------------------------------------------
 Leverage ratio:
  Actual                                                            10.24        8.63
--------------------------------------------------------------
  Regulatory minimum                                                 4.00        4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions         5.00        5.00
==============================================================    =======     =======

(12) SUPPLEMENTARY INCOME STATEMENT INFORMATION


     Following is a breakdown of the components of "other operating" expenses on the Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995:




                                               1997       1996       1995
                                            ---------   --------   --------
                                                    (In Thousands)
Marketing                                    $ 7,303      6,991      5,219
-----------------------------------------
External data processing services              4,446      4,025      3,430
-----------------------------------------
FDIC special assessment, net of refunds           --     12,959         --
-----------------------------------------
Deposit and other insurance                    3,346      4,912      9,153
-----------------------------------------
Postage and freight                            4,107      3,863      4,178
-----------------------------------------
Printing and office supplies                   6,178      5,457      4,838
-----------------------------------------
Telecommunications                             5,765      4,895      4,339
-----------------------------------------
Legal and professional fees                    6,340      7,350      3,509
-----------------------------------------
Amortization of intangible assets              4,433      4,366      4,667
-----------------------------------------
All other                                     23,330     20,803     20,884
-----------------------------------------    -------     ------     ------
 Total other operating expenses              $65,248     75,621     60,217
=========================================    =======     ======     ======

     The FDIC special assessment was levied by the FDIC to recapitalize the Savings Association Insurance Fund.


(13) INCOME TAXES

     The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                    1997          1996          1995
                                 ----------   -----------   -----------
                                             (In Thousands)
Current income taxes:
 Federal                          $ 57,809       42,011        39,110
------------------------------
 State                               5,172        4,594         4,995
------------------------------    --------       ------        ------
  Total current tax expense         62,981       46,605        44,105
------------------------------    --------       ------        ------
Deferred income tax benefit:
 Federal                            (6,245)      (2,344)       (5,016)
------------------------------
 State                                (971)        (672)       (1,733)
------------------------------    --------       ------        ------
  Total deferred tax benefit        (7,216)      (3,016)       (6,749)
------------------------------    --------       ------        ------
  Total income tax expense        $ 55,765       43,589        37,356
==============================    ========       ======        ======

     Income tax expense for 1996 was favorably impacted by Congressional legislation enacted in 1996 that repealed the tax bad debt reserve method for thrift institutions and froze the amount of such reserves existing at December 31, 1987. Under the Internal Revenue Code of 1986, thrift institutions had been allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. A reduction of such reserves for purposes other than bad debt losses created income for tax purposes only, which was subject to the then current corporate income tax rates. Deferred tax liabilities totaling $1,553,000 had been previously recorded for a former thrift subsidiary's tax bad debt reserves (the thrift subsidiary was merged into CCB in 1996). Due to the 1996 Congressional legislation, a federal income tax benefit of $1,358,000 and a state income tax benefit of $195,000 were recorded related to the thrift subsidiary's tax bad debt reserves, which can only be recaptured in certain remote circumstances.

     During 1997, a total of $118,000 of income tax benefit was credited to additional paid-in capital as a result of the exercise of certain stock options which were subsequently disposed of by the optionees and as a result of the lapse of restrictions on restricted stock.

     A reconciliation of income tax expense to the amount computed by multiplying income before income taxes by the statutory federal income tax rate follows:


                                                                             Amount
                                                               ----------------------------------
                                                                  1997        1996        1995
                                                               ---------- ----------- -----------
                                                                         (In Thousands)
Tax expense at statutory rate on income before income taxes    $ 52,916     45,645      40,075
-------------------------------------------------------------
State taxes, net of federal benefit                               2,731      2,549       2,121
-------------------------------------------------------------
Increase (reduction) in taxes resulting from:
 Tax law change regarding thrift bad debt reserve recapture          --     (1,358)         --
-------------------------------------------------------------
 Tax-exempt interest on investment securities and loans          (1,411)    (1,654)     (1,944)
-------------------------------------------------------------
 Decrease in valuation allowance for deferred tax assets             --       (600)     (1,000)
-------------------------------------------------------------
 Other, net                                                       1,529       (993)     (1,896)
-------------------------------------------------------------  --------     ------      ------
Income tax expense                                             $ 55,765     43,589      37,356
=============================================================  ========     ======      ======



                                                                     % of Pretax Income
                                                              ---------------------------------
                                                                  1997       1996       1995
                                                              ----------- ---------- ----------
Tax expense at statutory rate on income before income taxes       35.00%      35.00      35.00
-------------------------------------------------------------
State taxes, net of federal benefit                                1.81        1.95       1.85
-------------------------------------------------------------
Increase (reduction) in taxes resulting from:
 Tax law change regarding thrift bad debt reserve recapture          --      (1.04)        --
-------------------------------------------------------------
 Tax-exempt interest on investment securities and loans           ( .93)     (1.27)     (1.70)
-------------------------------------------------------------
 Decrease in valuation allowance for deferred tax assets             --      ( .46)     ( .87)
-------------------------------------------------------------
 Other, net                                                        1.00      ( .76)     (1.65)
-------------------------------------------------------------     -----      ------     ------
Income tax expense                                                36.88%      33.42      32.63
=============================================================     =====      ======     ======

     At December 31, 1997 and 1996, the Corporation had recorded net deferred tax assets of $12,341,000 and $9,084,000, respectively, which are included in "other assets" on the Consolidated Balance Sheets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, taxes paid during the carryback period exceed the Corporation's recorded net deferred tax asset. Consequently, management has determined that a valuation allowance for deferred tax assets was not required at December 31, 1997 or 1996. The sources and tax effects of cumulative temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1997 and 1996 are shown below:


                                                                     1997         1996
                                                                  ----------   ---------
                                                                      (In Thousands)
Deferred tax assets:
 Reserve for loan losses                                           $22,904      18,137
---------------------------------------------------------------
 Postretirement benefits                                             2,245       1,990
---------------------------------------------------------------
 Deferred compensation                                               2,508       2,445
---------------------------------------------------------------
 Other                                                               5,002       3,410
---------------------------------------------------------------    -------      ------
  Total gross deferred tax assets                                   32,659      25,982
---------------------------------------------------------------    -------      ------
Deferred tax liabilities:
 Intangible assets                                                   1,764       2,315
---------------------------------------------------------------
 Deferred loan fees and costs                                        3,230       3,045
---------------------------------------------------------------
 Premises and equipment                                              1,213       1,481
---------------------------------------------------------------
 FHLB dividends                                                      2,695       3,015
---------------------------------------------------------------
 Unrealized gains on investment securities available for sale        8,751       4,792
---------------------------------------------------------------
 Mortgage servicing rights gain                                      1,227         820
---------------------------------------------------------------
 Other                                                               1,438       1,430
---------------------------------------------------------------    -------      ------
  Total gross deferred tax liabilities                              20,318      16,898
---------------------------------------------------------------    -------      ------
  Net deferred tax asset                                           $12,341       9,084
===============================================================    =======      ======

(14) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK


     Commitments and Contingencies

     The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2009. Total rental expense amounted to $6,319,000 in 1997, $6,852,000 in 1996 and $6,457,000 in
1995. A summary of noncancellable, long-term lease commitments at December 31, 1997 follows:



                                   Type of Property
                             -----------------------------
                                                                 Total
Year Ending December 31       Real Property     Equipment     Commitments
--------------------------   ---------------   -----------   ------------
                                            (In Thousands)
1998                             $  4,461         1,714          6,175
----
1999                                4,039         1,100          5,139
----
2000                                3,534           360          3,894
----
2001                                2,715            57          2,772
----
2002                                2,474            57          2,531
----
Thereafter                         21,855            --         21,855
----                             --------         -----         ------
 Total lease commitments         $ 39,078         3,288         42,366
==========================       ========         =====         ======

     Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1998.

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

     In addition to legal actions in the normal course of business, AmFed filed a claim against the United States of America in the Court of Federal Claims in 1995. The complaint seeks compensation for exclusion of supervisory goodwill from the calculation of AmFed's regulatory capital requirements as a result of enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). During the 1980's, healthy thrift institutions were encouraged to buy troubled thrifts through the regulatory agencies allowing the thrifts to count supervisory goodwill as regulatory capital on their balance sheets and amortize the purchase over several decades. Supervisory goodwill represented the difference between the purchase price and the actual value of an insolvent thrift's tangible assets. However, when the FIRREA legislation was enacted in 1989, the acquiring thrifts were required to write-off their supervisory goodwill more rapidly, effectively wiping out a significant part of their regulatory capital. Over 100 lawsuits have been filed by the acquiring thrifts seeking compensation from the United States for the losses suffered from capital restrictions. AmFed's supervisory goodwill arose from acquisitions in 1982. The Corporation intends to vigorously pursue the litigation. The amount of recovery, if any, which could result if AmFed were to prevail in its suit cannot be determined at this time. Legal expenses incurred in pursuit of the claim have been nominal.

     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 1997 and 1996, the Subsidiary Banks had commitments to extend credit of approximately $1.4 billion and $1.3 billion. These amounts include unused revolving credit lines and home mortgage equity lines of $309 million and $334 million, respectively, at December 31, 1997 and $392 million and $334 million, respectively, at December 31, 1996.

     Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $24 million and $28 million in outstanding standby letters of credit at December 31, 1997 and 1996.


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


     The Subsidiary Banks use the same credit policies in making commitments to extend that are used for on-balance sheet instruments. For standby letters of credit, the Subsidiary Banks use a more strict credit policy due to the nature of the instruments. The Corporation's exposure to credit loss for commitments to extend credit and standby letters of credit in the event of the other party's nonperformance is represented by the contract amount of the instrument and is essentially the same as that involved in extensions of loans with collateral being obtained if deemed necessary.

     For interest rate contracts, the contract or notional amounts do not represent exposure to credit loss. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the contract. Management considers the credit risk of these contracts to be minimal and manages this risk through routine review of the counterparty's financial ratings.

     As of December 31, 1997, the Corporation had an off-balance sheet derivative financial instrument in the form of an interest rate swap (a basis swap) with a notional principal of $100 million. The basis swap was entered into in November 1997 with a major regional commercial bank and has a two-year term. No fee was paid upon entering into the basis swap. The purpose of entering into the basis swap was to synthetically convert U.S. Treasury-based liabilities into prime rate-based liabilities and to lock-in the spread between the two indices. This financial instrument had a nominal positive effect on 1997's interest expense and had a carrying value of $13,000 at December 31, 1997. The Corporation was not party to any other off-balance sheet derivative financial instruments during 1997. The Subsidiary Banks had no off-balance sheet derivative financial instruments in effect at December 31, 1996 or during the year then ended.


(15) DIVIDEND RESTRICTIONS

     Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to the Corporation in the form of cash dividends. Regulatory capital requirements must be met by the Subsidiary Banks as well as restrictions under the General Statutes of North Carolina in regard to CCB. Under these requirements, the Subsidiary Banks have approximately $303,366,000 in retained earnings at December 31, 1997 that can be transferred to the Corporation in the form of cash dividends. Total dividends declared by the Subsidiary Banks to the Corporation in 1997 were $32,100,000.

     As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $422,752,000 at December 31, 1997 were restricted from transfer to the Corporation.

(16) CCB FINANCIAL CORPORATION (PARENT COMPANY)

     CCB Financial Corporation's principal asset is the investment in its Subsidiary Banks and its principal source of income is dividends from the Subsidiary Banks. The Parent Company's Condensed Balance Sheets at December 31, 1997 and 1996 and the related Condensed Statements of Income and Cash Flows for the three-years ended December 31, 1997 are as follows:


Condensed Balance Sheets
As of December 31, 1997 and 1996



                                                     1997         1996
                                                 -----------   ---------
                                                     (In Thousands)
Cash and short-term investments                   $119,273       94,195
----------------------------------------------
Note receivable from subsidiary                     10,000       10,000
----------------------------------------------
Loans                                               60,877       53,042
----------------------------------------------
 Less reserve for loan losses                          792          690
----------------------------------------------    --------       ------
  Net loans                                         60,085       52,352
----------------------------------------------
Investment in subsidiaries                         689,386      618,862
----------------------------------------------
Other assets                                        13,447        9,639
----------------------------------------------    --------      -------
  Total assets                                    $892,191      785,048
==============================================    ========      =======
Master notes                                      $117,372       84,867
----------------------------------------------
Note payable to subsidiary                          49,000       44,200
----------------------------------------------
Subordinated notes                                  32,985       32,985
----------------------------------------------
Other liabilities                                   11,474       11,547
----------------------------------------------    --------      -------
  Total liabilities                                210,831      173,599
----------------------------------------------
Shareholders' equity                               681,360      611,449
----------------------------------------------    --------      -------
  Total liabilities and shareholders' equity      $892,191      785,048
----------------------------------------------    --------      -------

Condensed Income Statements
Years Ended December 31, 1997, 1996 and 1995



                                                                      1997       1996       1995
                                                                   ---------- ---------- ---------
                                                                           (In Thousands)
Dividends from subsidiaries                                         $32,100     30,000    38,100
------------------------------------------------------------------
Interest income                                                       9,811      8,010     4,271
------------------------------------------------------------------
Other income                                                              8          5       883
------------------------------------------------------------------  -------     ------    ------
  Total operating income                                             41,919     38,015    43,254
------------------------------------------------------------------  -------     ------    ------
Interest expense                                                      8,881      7,342     4,527
------------------------------------------------------------------
Provision for loan losses                                               102         40       650
------------------------------------------------------------------
Merger-related expense                                                3,873         --     2,761
------------------------------------------------------------------
Management fees                                                         150        150       120
------------------------------------------------------------------
Other operating expenses                                                870        898       756
------------------------------------------------------------------  -------     ------    ------
  Total operating expenses                                           13,876      8,430     8,814
------------------------------------------------------------------  -------     ------    ------
Income before income taxes                                           28,043     29,585    34,440
------------------------------------------------------------------
Income taxes                                                           (910)      (145)     (314)
------------------------------------------------------------------  -------     ------    ------
Income before equity in undistributed net income of subsidiaries     28,953     29,730    34,754
------------------------------------------------------------------
Equity in undistributed net income of subsidiaries                   66,471     57,096    40,681
------------------------------------------------------------------  -------     ------    ------
Net income                                                          $95,424     86,826    75,435
==================================================================  =======     ======    ======

Condensed Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995


                                                              1997           1996          1995
                                                         -------------   -----------   ------------
                                                                       (In Thousands)
Net cash provided by operating activities                  $ 26,347         29,470         35,493
------------------------------------------------------     ---------        ------         ------
Investment in subsidiaries                                    2,598          9,317           (724)
------------------------------------------------------
Net decrease in loans to subsidiaries                            --             --         11,940
------------------------------------------------------
Net increase in loans                                        (7,835)        (3,041)       (50,001)
------------------------------------------------------
Other, net                                                         (4)        (215)            --
------------------------------------------------------     -----------      ------        -------
  Net cash provided (used) by investing activities           (5,241)         6,061        (38,785)
------------------------------------------------------     ----------       ------        -------
Increase in master notes                                     32,505         68,147         16,720
------------------------------------------------------
Decrease in short-term borrowed funds                            --             --         (5,000)
------------------------------------------------------
Proceeds from issuance of debt to subsidiaries                4,800          4,200         40,000
------------------------------------------------------
Repurchase and extinguishment of subordinated notes              --             --         (7,015)
------------------------------------------------------
Purchase and retirement of common stock                          --           (997)        (4,431)
------------------------------------------------------
Cash dividends                                              (36,750)       (28,579)       (25,157)
------------------------------------------------------
Purchase and retirement of common stock warrants                 --         (5,681)          (590)
------------------------------------------------------
Issuance of common stock in public offering                      --             --          4,966
------------------------------------------------------
Other, net                                                    3,417          3,078          1,804
------------------------------------------------------     ----------      -------        -------
  Net cash provided by financing activities                   3,972         40,168         21,297
------------------------------------------------------     ----------      -------        -------
Net increase in cash and short-term investments              25,078         75,699         18,005
------------------------------------------------------
Cash and short-term investments at beginning of year         94,195         18,496            491
------------------------------------------------------     ----------      -------        -------
Cash and short-term investments at end of year             $119,273         94,195         18,496
======================================================     ==========      =======        =======

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)


     Summarized consolidated quarterly financial data for the years ended December 31, 1997 and 1996 follows:




                                                                                      1997
                                                                 ----------------------------------------------
                                                                    4th Qtr.    3rd Qtr.   2nd Qtr.   1st Qtr.
                                                                 ------------- ---------- ---------- ----------
                                                                      (In Thousands Except Per Share Data)
Interest income                                                   $ 141,495    138,932    136,946    133,090
---------------------------------------------------------------
Interest expense                                                     64,034     63,529     61,582     60,954
---------------------------------------------------------------   ---------    -------    -------    -------
Net interest income                                                  77,461     75,403     75,364     72,136
---------------------------------------------------------------
Provision for loan and lease losses                                   3,472      5,355      4,885      2,664
---------------------------------------------------------------   ---------    -------    -------    -------
Net interest income after provision for loan and lease losses        73,989     70,048     70,479     69,472
---------------------------------------------------------------
Other income                                                         24,223     23,041     24,223     21,912
---------------------------------------------------------------
Other expenses                                                       55,077     66,719     52,374     52,028
---------------------------------------------------------------   ---------    -------    -------    -------
Income before income taxes                                           43,135     26,370     42,328     39,356
---------------------------------------------------------------
Income taxes                                                         15,390     11,062     14,847     14,466
---------------------------------------------------------------   ---------    -------    -------    -------
Net income                                                        $  27,745     15,308     27,481     24,890
===============================================================   =========    =======    =======    =======
Net income per share:
 Basic                                                            $    1.34        .74        1.33       1.20
---------------------------------------------------------------
 Diluted                                                               1.32        .73        1.31       1.19
===============================================================   =========    =======    ========   ========



                                                                                    1996
                                                                --------------------------------------------
                                                                 4th Qtr.   3rd Qtr.   2nd Qtr.    1st Qtr.
                                                                ---------- ---------- ---------- -----------
                                                                    (In Thousands Except Per Share Data)
Interest income                                                  131,526    129,731    126,150     125,168
---------------------------------------------------------------
Interest expense                                                  60,132     60,284     58,494      58,662
---------------------------------------------------------------  -------    -------    -------     -------
Net interest income                                               71,394     69,447     67,656      66,506
---------------------------------------------------------------
Provision for loan and lease losses                                4,787      5,446      4,273       2,855
---------------------------------------------------------------  -------    -------    -------     -------
Net interest income after provision for loan and lease losses     66,607     64,001     63,383      63,651
---------------------------------------------------------------
Other income                                                      21,700     22,141     19,955      18,810
---------------------------------------------------------------
Other expenses                                                    50,921     63,585     47,272      48,055
---------------------------------------------------------------  -------    -------    -------     -------
Income before income taxes                                        37,386     22,557     36,066      34,406
---------------------------------------------------------------
Income taxes                                                      12,998      5,967     12,722      11,902
---------------------------------------------------------------  -------    -------    -------     -------
Net income                                                        24,388     16,590     23,344      22,504
===============================================================  =======    =======    =======     =======
Net income per share:
 Basic                                                               1.18       .81        1.14        1.09
---------------------------------------------------------------
 Diluted                                                             1.17       .80        1.11        1.07
===============================================================  ========   =======    ========    ========

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS


     Disclosure of fair value estimates of on- and off-balance sheet financial instruments is required under SFAS No. 107. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. Significant assets and liabilities that are not considered financial instruments include premises and equipment, intangibles assets, negative goodwill, the trust department and mortgage banking operations. In addition, the tax ramifications resulting from the realization of the unrealized gains and losses of the financial instruments would have a significant impact on the fair value estimates presented and have not been considered in any of the fair value estimates. Estimated fair values of certain on- and off-balance sheet financial instruments of the Corporation at December 31, 1997 and 1996 are presented below (in thousands):



                                                                                    1997                       1996
                                                                         --------------------------- -------------------------
                                                                            Carrying        Fair       Carrying       Fair
                                                                             Amount         Value       Amount        Value
                                                                         -------------- ------------ ------------ ------------
                                                                                            (In Thousands)
  Financial assets:
  Cash, time deposits in other banks and other short-term investments     $  419,344      419,344      618,018      618,018
-----------------------------------------------------------------------   ----------      -------      -------      -------
  Investment securities                                                    1,463,724    1,469,109    1,351,781    1,356,023
-----------------------------------------------------------------------   ----------    ---------    ---------    ---------
  Other financial assets                                                          --           --        3,850        3,850
-----------------------------------------------------------------------   ----------    ---------    ---------    ---------
  Loans                                                                    5,055,775           --    4,712,131           --
-----------------------------------------------------------------------
   Reserve for loan losses                                                   (67,063)          --      (60,779)          --
-----------------------------------------------------------------------   ----------    ---------    ---------    ---------
    Net loans                                                              4,988,712    5,078,213    4,651,352    4,718,384
-----------------------------------------------------------------------   ----------    ---------    ---------    ---------
  Total financial assets                                                  $6,871,780    6,966,666    6,625,001    6,696,275
=======================================================================   ==========    =========    =========    =========
  Financial liabilities:
  Deposits                                                                $5,984,597    5,992,450    5,741,454    5,753,453
-----------------------------------------------------------------------
  Short-term borrowings                                                      276,437      276,437      356,839      356,839
-----------------------------------------------------------------------
  Long-term debt                                                             100,686      100,524       58,449       57,056
-----------------------------------------------------------------------   ----------    ---------    ---------    ---------
  Total financial liabilities                                             $6,361,720    6,369,411    6,156,742    6,167,348
=======================================================================   ==========    =========    =========    =========
  Off-balance sheet financial instruments:
  Interest rate swap                                                      $       13          218           --           --
=======================================================================   ==========    =========    =========    =========

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


     Financial Liabilities

     The fair value of noninterest-bearing deposits, savings and NOW accounts and money market accounts is the amount payable on demand at December 31, 1997 and 1996. The fair value of time deposits is estimated based on the discounted value of contractual cash flows using the currently offered rate for deposits with similar remaining maturities. Short-term borrowings are generally due within 90 days, and, accordingly, the carrying amount of these instruments is considered to be a reasonable approximation of their fair value. The estimated fair value of long-term debt is based on quoted market rates for the same or similar issues or is based on the market rates for debt of the same remaining maturities.

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





                    /s/ Ernest C. Roessler
                    ERNEST C. ROESSLER
                    President and Chief Executive Officer





                    /s/ Robert L. Savage, Jr.
                    ROBERT L. SAVAGE, JR.
                    Senior Vice President and Chief Financial Officer





                    /s/ W. Harold Parker, Jr.
                    W. HAROLD PARKER, JR.
                    Senior Vice President and Controller

January 20, 1998

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CCB Financial Corporation

     We have audited the consolidated balance sheets of CCB Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCB Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


Raleigh, North Carolina
January 20, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE

     There have been no disagreements with accountants on accounting and financial disclosures.


                                   PART III.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to CCB Financial Corporation's definitive Proxy Statement dated March 18, 1998 (the "Proxy Statement"), pages 6 to 7, under the heading "Proposal 2. Election of Directors" or appears under the heading "Executive Officers of the Registrant" in Part I. of this Annual Report on Form 10-K.


Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement, pages 9 to 16, under the headings "Compensation Committee Report", "Executive Compensation", "Pension Plan" and "Changes in Control and Employment Arrangements".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement, pages 2 to 5, under the heading "Amount and Nature of Beneficial Ownership of Voting Securities".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement, page 18, under the heading "Transactions with Management".



                                   PART IV.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2.

     The financial statements and supplementary data listed in the index set forth in Item 8 of this Annual Report are filed as part of this Annual Report.

     All schedules are omitted because of the absence of the condition under which they are required or because the required information is included in the financial statements or related notes.

     (a) 3.

     Exhibits are listed in the Exhibit Index beginning on page 62 of this Annual Report.

     (b) Reports on Form 8-K:

     A report on Form 8-K dated October 21, 1997 was filed under Items 5 and 7 reporting the Corporation's adoption of a severance plan for employees that would be implemented in the event of a change in control.

                            DESCRIPTION OF EXHIBITS


Amended and Restated Agreement of Combination among Registrant, Central Carolina Bank and Trust Company and Salem Trust Bank

Agreement and Plan of Reorganization between Registrant and American Federal Bank, FSB

Amended and Restated Articles of Incorporation of Registrant

Articles of Amendment to the Amended and Restated Articles of Incorporation of Registrant

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

Long-Term Incentive Plan of Registrant

Security Capital Omnibus Stock Ownership and Long-Term Incentive Plan, as assumed by the Registrant

Omni Capital Group, Inc. 1988 Incentive Stock Option Plan, as assumed by the Registrant

Salem Trust Bank 1986 Incentive Stock Option Plan, as assumed by the Registrant


American Federal Bank, FSB Amended and Restated 1988 Stock Option and Incentive Plan, as assumed by the Registrant

1995 Directors Performance Plan of American Federal Bank, FSB, as assumed by the Registrant

Employment and Amended and Restated Change of Control Agreement between Central Carolina Bank and Trust Company and Ernest C. Roessler

Employment and Amended and Restated Change of Control Agreement between Central Carolina Bank and Trust Company and Richard L. Furr

Employment and Amended and Restated Change of Control Agreement between Central Carolina Bank and Trust Company and J. Scott Edwards

Plan for Severance Compensation After a Change in Control dated October 21,
1997

Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and David B. Jordan

Employment Agreement by and between Registrant and William L. Abercrombie, Jr.

Subsidiaries of Registrant

Consent of KPMG Peat Marwick LLP

Financial Data Schedule

Registrant's Proxy Statement to Shareholders for the 1998 Annual Meeting of Shareholders

           COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
          W. HAROLD PARKER, JR., SENIOR VICE PRESIDENT AND CONTROLLER
                         OF CCB FINANCIAL CORPORATION

Form 10-K 5172-2 (3/98)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION


                                        By: /s/  ERNEST C. ROESSLER
                                           -------------------------------------
                                                   Ernest C. Roessler
                                           President and Chief Executive Officer

                                           Date: March 17, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                                 Title                      Date
-----------------------------------------   --------------------------------   ---------------
                                                                               March 17, 1998
                                            Vice Chairman and President
/s/  ERNEST C. ROESSLER
----------------------------------
              Ernest C. Roessler            (Chief Executive Officer)

/s/   WILLIAM L. ABERCROMBIE, JR.           Vice Chairman                      March 17, 1998
----------------------------------
        William L. Abercrombie, Jr.

/s/  JOHN M. BARNHARDT                      Director                           March 17, 1998
----------------------------------
              John M. Barnhardt

/s/  J. HARPER BEALL, III                   Director                           March 17, 1998
----------------------------------
             J. Harper Beall, III

/s/  JAMES B. BRAME, JR.                    Director                           March 17, 1998
----------------------------------
             James B. Brame, Jr.

/s/  TIMOTHY B. BURNETT                     Director                           March 17, 1998
----------------------------------
              Timothy B. Burnett

/s/  W. L. BURNS, JR.                       Chairman of Board of Directors     March 17, 1998
----------------------------------
               W. L. Burns, Jr.

/s/  BLAKE P. GARRETT, JR.                  Director                           March 17, 1998
----------------------------------
            Blake P. Garrett, Jr.
                                            Director                           March   , 1998

----------------------------------
               Edward S. Holmes

/s/  BONNIE MCELVEEN-HUNTER                 Director                           March 17, 1998
----------------------------------
           Bonnie McElveen-Hunter

                                            Vice Chairman                      March   , 1998
----------------------------------
                David B. Jordan

/s/  C. DAN JOYNER                          Director                           March 17, 1998
----------------------------------
                 C. Dan Joyner

/s/  OWEN G. KENAN                          Director                           March 17, 1998
----------------------------------
           Owen G. Kenan

                Signature                                   Title                         Date
----------------------------------------   --------------------------------------   ---------------
/s/  EUGENE J. MCDONALD                    Director                                 March 17, 1998
----------------------------------
              Eugene J. McDonald

/s/  HAMILTON W. MCKAY. JR., M.D.          Director                                 March 17, 1998
----------------------------------
        Hamilton W. McKay, Jr., M.D.

/s/  GEORGE J. MORROW                      Director                                 March 17, 1998
----------------------------------
               George J. Morrow

/s/  ERIC B. MUNSON                        Director                                 March 17, 1998
----------------------------------
                 Eric B. Munson
                                           Director                                 March   , 1998

----------------------------------
                Dr. David E. Shi

/s/  MILES J. SMITH, JR.                   Director                                 March 17, 1998
----------------------------------
              Miles J. Smith, Jr.

/s/  JIMMY K. STEGALL                      Director                                 March 17, 1998
----------------------------------
                Jimmy K. Stegall

/s/  H. ALLEN TATE, JR.                    Director                                 March 17, 1998
----------------------------------
               H. Allen Tate, Jr.

/s/  JAMES L. WILLIAMSON                   Director                                 March 17, 1998
----------------------------------
              James L. Williamson

/s/  DR. PHAIL WYNN, JR.                   Director                                 March 17, 1998
----------------------------------
              Dr. Phail Wynn, Jr.

/s/  ROBERT L. SAVAGE, JR.                 Senior Vice President and                March 17, 1998
----------------------------------
             Robert L. Savage, Jr.         Chief Financial Officer

/s/  W. HAROLD PARKER, JR.                 Senior Vice President and Controller     March 17, 1998
----------------------------------
             W. Harold Parker, Jr.         (Chief Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit Number
 per Item 601 of
 Regulation S-K                                      Description                                       Exhibit No.
---------------- ------------------------------------------------------------------------------------ ------------
        (2)      Plan of acquisition, reorganization, arrangement, liquidation or succession.
                 a.   Amended and Restated Agreement of Combination among Registrant, Central
                      Carolina Bank and Trust Company and Salem Trust Bank is incorporated herein by reference from Appendix A of the Registrant's Registration Statement
                      No. 333-12437 on Form S-4.
                 b.   Agreement and Plan of Reorganization between Registrant and American
                      Federal Bank, FSB is incorporated herein by reference from Appendix A of the
                      Registrant's Registration Statement No. 333-25705 on Form S-4.
        (3)      Articles of Incorporation and Bylaws.
                 a.   Registrant's Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3 of Registrant's Form 8-K dated May 19,
                      1995.
                 b.   Registrant's Articles of Amendment to its Amended and Restated Articles of
                      Incorporation are incorporated herein by reference from Exhibit 3 of
                      Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
                      1997.
                 c.   Registrant's Amended and Restated Bylaws are incorporated by reference from
                      Exhibit 3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
        (4)      Instruments defining the rights of security holders, including indentures.
                 a.   Rights Agreement dated February 26, 1990 between Registrant and Central
                      Carolina Bank and Trust Company is incorporated herein by reference from
                      Exhibit 4 of Registrant's Current Report on Form 8-K dated February 26,
                      1990.
                 b.   Form of indenture dated November 1, 1993 between Registrant and Bank of
                      New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of the Registrant's
                      Registration Statement No. 33-50793 on Form S-3.
     (10)        Material contracts.
                 a.   Description of Management Performance Incentive Plan of Central Carolina
                      Bank and Trust Company is incorporated herein by reference from Registrant's
                      1988 Annual Report on Form 10-K.
                 b.   1993 Management Recognition Plan for CCB Savings Bank of Lenoir, Inc.,
                      SSB is incorporated herein by reference from Exhibit 28 of Registrant's
                      Registration Statement No. 33-61272 on Form S-8.
                 c.   1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc.,
                      SSB is incorporated herein by reference from Exhibit 28 of Registrant's
                      Registration Statement No. 33-61268 on Form S-8.
                 d.   Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan for CCB
                      Savings Bank of Lenoir, Inc., SSB is incorporated herein by reference from
                      Exhibit 10(G) of Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 1993.
                 e.   1993 Incentive Stock Option Plan of Registrant is incorporated herein by reference from Exhibit 28 of Registrant's Registration Statement No. 33-61270
                      on Form S-8.
                 f.   Long-Term Incentive Plan of Registrant is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No. 33-54645 on Form
                      S-8.
                 g.   Security Capital Omnibus Stock Ownership and Long-Term Incentive Plan, as
                      assumed by the Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No. 33-61791 on Form S-8.
                 h.   Omni Capital Group, Inc. 1988 Incentive Stock Option Plan, as assumed by the Registrant, is incorporated herein by reference from Exhibit 99 of
                      Registrant's Registration Statement No. 33-61797 on Form S-8.

 Exhibit Number
 per Item 601 of
 Regulation S-K                                       Description                                        Exhibit No.
---------------- ------------------------------------------------------------------------------------- ---------------
                 i.   Salem Trust Bank 1986 Incentive Stock Option Plan, as assumed by the
                      Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's
                      Registration Statement No. 333-22031 on Form S-8.
                 j.   American Federal Bank, FSB Amended and Restated 1988 Stock Option and
                      Incentive Plan, as assumed by the Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No.
                      333-34207 on Form S-8.
                 k.   1995 Directors Performance Plan of American Federal Bank, FSB, as assumed by the Registrant, is incorporated herein by reference from Exhibit 99 of
                      Registrant's Registration Statement No. 333-34231 on Form S-8.
                 l.   Employment and Amended and Restated Change of Control Agreement dated
                      January 12, 1998 between Registrant, Central Carolina Bank and Trust
                      Company and Ernest C. Roessler is incorporated herein by reference from
                      Exhibit 10.1 of Registrant's Form 8-K dated March 16, 1998.
                 m.   Employment and Amended and Restated Change of Control Agreement dated
                      January 27, 1998 between Registrant, Central Carolina Bank and Trust
                      Company and Richard L. Furr is incorporated herein by reference from
                      Exhibit 10.2 of Registrant's Form 8-K dated March 16, 1998.
                 n.   Employment and Amended and Restated Change of Control Agreement dated
                      January 21, 1998 between Registrant, Central Carolina Bank and Trust
                      Company and J. Scott Edwards is incorporated herein by reference from
                      Exhibit 10.3 of Registrant's Form 8-K dated March 16, 1998.
                 o.   Registrant's Plan for Severance Compensation After a Change in Control dated
                      October 21, 1997 is incorporated herein by reference from Exhibit 99.1 of
                      Registrant's Form 8-K dated October 21, 1997.
                 p.   Amended and Restated Employment Agreement by and between Registrant,
                      Central Carolina Bank and Trust Company and David B. Jordan dated May
                      19, 1995 is incorporated herein by reference from Exhibit 10.1 of Registrant's
                      Form 8-K dated May 19, 1995.
                 q.   Employment Agreement by and between Registrant and William L.
                      Abercrombie, Jr. dated July 31, 1997 is incorporated herein by reference from
                      Exhibit 10.1 of Registrant's Registration Statement No. 333-25705 on Form
                      S-4.
  (21)           Subsidiaries of Registrant.
                 A listing of the direct and indirect subsidiaries of Registrant is included in Note 1 to the Consolidated Financial Statements of Registrant included in this Form 10-K.
  (23)           Consents of experts and counsel.
                 Consent of KPMG Peat Marwick LLP.                                                     23
  (27)           Financial Data Schedule.                                                              27
  (99)           Additional exhibits.
                 Proxy Statement for 1997 Annual Meeting of Shareholders on April 21, 1998.            Not Required
                                                                                                       to be Re-filed