Form 10-Q
period 1998-03-31
CCB FINANCIAL CORP
filed 1998-05-14
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the period ended March 31, 1998


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's clas ses of common stock, as of the latest practicable date.

       Common Stock, $5 Par value            20,494,068
            (Class of Stock)            (Shares outstanding
                                        as of May 13, 1998)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      March 31, 1998, December 31, 1997 and
      March 31, 1997                                        3

   Consolidated Statements of Income
      Three Months Ended March 31, 1998 and 1997            4

   Consolidated Statements of Shareholders' Equity
      Three Months Ended March 31, 1998 and 1997            5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1998 and 1997            6

   Notes to Consolidated Financial Statements
      Three Months Ended March 31, 1998 and 1997            7

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11

 Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                      16

Part II.  Other Information

 Item 6.   Exhibits and Reports on Form 8-K                 17

 Signatures                                                 18

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)              (Unaudited)
                                          March        December    March
                                           31,           31,        31,
                                           1998          1997       1997
                                          (In Thousands Except Share Data)

Assets:
Cash and due from banks                 $    237,308      277,469     180,533
Time deposits in other banks                  31,173       19,875      68,773
Federal funds sold and other
 short-term investments                      363,500      122,000     190,000
Investment securities:
  Available for sale (amortized
   costs of $1,309,501,
   $1,359,376 and $1,466,725)              1,330,797    1,382,107   1,464,958
  Held to maturity (market values
   of $85,774, $87,002 and $85,444)           81,061       81,617      82,152
Loans and lease financing (notes
 2 and 4)                                  5,157,079    5,093,569   4,723,984
 Less reserve for loan and
  lease losses (note 3)                       68,403       67,594      61,364
                                           ---------    ---------   ---------
   Net loans and lease financing           5,088,676    5,025,975   4,662,620
Premises and equipment                        86,618       86,035      85,773
Other assets (note 4)                        124,928      143,450     144,253
                                           ---------    ---------   ---------
       Total assets                     $  7,344,061    7,138,528   6,879,062
                                           =========    =========   =========
Liabilities:
Deposits:
  Demand (noninterest-bearing)          $    773,043      740,338     698,378
  Savings and NOW accounts                   758,784      727,108     706,937
  Money market accounts                    1,710,410    1,636,683   1,604,712
  Jumbo time deposits                        439,785      392,435     384,742
  Consumer time deposits                   2,451,353    2,488,033   2,403,835
                                           ---------    ---------   ---------
    Total deposits                         6,133,375    5,984,597   5,798,604
Short-term borrowed funds                    249,440      276,437     281,149
Long-term debt                               175,441      100,686      57,327
Other liabilities                            103,287       95,448     121,775
                                           ---------    ---------   ---------
       Total liabilities                   6,661,543    6,457,168   6,258,855
                                           ---------    ---------   ---------
Shareholders' equity:
Serial preferred stock. Authorized
 5,000,000 shares; none issued                   --           --          --
Common stock of $5 par value.
 Authorized 50,000,000 shares;
 20,648,164, 20,776,412
 and 20,694,310 shares issued                103,241      103,882     103,472
Additional paid-in capital                   126,860      143,784     141,700
Retained earnings                            439,278      419,746     376,693
Accumulated other comprehensive income        13,139       13,980     (1,169)
Less: Unearned common stock held
 by management recognition plans                  --         (32)       (489)
                                             -------      -------     -------
       Total shareholders' equity            682,518      681,360     620,207
                                             -------      -------     -------
       Total liabilities and
        shareholders' equity            $  7,344,061    7,138,528   6,879,062
                                           =========    =========   =========

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                       Three Months Ended March 31,
                                             1998      1997
                                (In Thousands Except Per Share Data)

Interest income:
Interest and fees on loans
 and lease financing                      $ 115,111    106,363
Interest and dividends on
 investment securities:
   U.S. Treasury                              7,427      7,339
   U.S. Government agencies
    and corporations                         13,963     12,826
   States and political subdivisions
    (primarily tax-exempt)                    1,195      1,216
   Equity and other securities                  761        775
Interest on time deposits
 in other banks                                 403      1,283
Interest on federal funds sold
 and other short-term investments             2,777      3,288
                                            -------    -------
        Total interest income               141,637    133,090
                                            -------    -------
Interest expense:
Deposits                                     57,920     55,583
Short-term borrowed funds                     3,049      4,418
Long-term debt                                1,999        953
                                             ------     ------
        Total interest expense               62,968     60,954
                                             ------     ------
Net interest income                          78,669     72,136
Provision for loan and lease
 losses (note 3)                              3,140      2,664
                                             ------     ------
Net interest income after provision
 for loan and lease losses                   75,529     69,472
                                             ------     ------
Other income:
Service charges on deposit accounts          12,085     10,486
Trust and custodian fees                      2,271      1,841
Sales and insurance commissions               2,515      2,343
Merchant discount                             2,008      1,580
Other service charges and fees                2,029      1,683
Other operating income                        3,207      3,918
Investment securities gains                     649        126
Investment securities losses                   (27)       (65)
                                              -----      -----
        Total other income                   24,737     21,912
                                             ------     ------
Other expenses:
Personnel expense                            30,443     28,552
Net occupancy expense                         3,747      4,042
Equipment expense                             3,349      3,026
Other operating expense                      16,553     15,392
Merger-related expense                            -      1,016
                                             ------     ------
        Total other expenses                 54,092     52,028
                                             ------     ------
Income before income taxes                   46,174     39,356
Income taxes                                 16,890     14,466
                                             ------     ------
Net income                                $  29,284     24,890
                                             ======     ======
Earnings per common share:
  Basic                                   $    1.41       1.20
  Diluted                                      1.39       1.19

Weighted average shares outstanding:
  Basic                                      20,769     20,660
  Diluted                                    21,058     20,903


See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                           Accumulated
                                                              Other   Management
                                       Additional            Compre-    Recog-    Total
                             Common     Paid-In   Retained   hensive    nition Shareholders'
                              Stock     Capital    Earnings   Income    Plans     Equity
                                                  (In Thousands)
Balance December 31, 1996: $  103,169    140,617    361,072    7,329     (738)    611,449

Net income                       -          -        24,890     -        -         24,890
Stock options exercised,
  net of shares tendered          303      1,083       -        -        -          1,386
Earned portion of manage-
  ment recognition plans         -          -          -        -          249        249
Cash dividends ($.42
  per share)                     -          -       (9,269)     -        -         (9,269)
Change in unrealized gain
  (loss), net of applic-
  able income taxes              -          -          -     (8,498)     -         (8,498)
                               -------    -------    -------  ------      ----    -------
Balance March 31, 1997     $   103,472    141,700    376,693  (1,169)     (489)   620,207
                               =======    =======    =======  ======      =====   =======

Balance December 31, 1997  $   103,882    143,784    419,746   13,980      (32)   681,360

Net income                       -          -        29,284     -        -         29,284
Stock options exercised,
  net of shares tendered          168        287       -        -        -            455
Transactions pursuant to
  restricted stock plan           (4)       (48)       -        -        -           (52)
Shares repurchased and
  retired                       (805)   (17,155)       -        -        -        (17,960)
Earned portion of manage-
  ment recognition plans         -          -          -        -           32         32
Other transactions, net          -           (8)       -        -        -            (8)
Cash dividends ($.47
  per share)                     -          -       (9,752)     -        -         (9,752)
Change in unrealized gain
  (loss), net of applic-
  able income taxes              -          -          -       (841)     -           (841)
                               -------    -------    -------   ------   -----     -------
Balance March 31, 1998     $   103,241    126,860    439,278   13,139     -       682,518
                               =======    =======    =======   ======   =====     =======

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                                       1998       1997
                                                       (In Thousands)

Operating activities:
Net income                                       $     29,284      24,890
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation, amortization and accretion, net          4,726       5,762
 Provision for loan and lease losses                    3,140       2,664
 Net (gain) loss on sales of investment
  securities                                            (622)        (61)
 Sale of securitized mortgage loans at par                  -      25,658
 Sales of loans held for sale                         106,490      48,335
 Origination of loans held for sale                  (93,844)    (47,108)
 Changes in:
   Accrued interest receivable                          1,848     (2,032)
   Accrued interest payable                               187       6,652
   Other assets                                        18,035         646
   Other liabilities                                    8,631       7,612
 Other operating activities, net                      (3,111)     (2,044)
                                                      -------     -------
    Net cash provided by operating activities          74,764      70,974
                                                      -------     -------
Investing activities:
Proceeds from:
  Maturities and issuer calls of investment
    securities held to maturity                           550       2,104
  Sales of investment securities available
    for sale                                           19,747      11,905
  Maturities and issuer calls of investment
    securities available for sale                     106,135      95,287
Purchases of:
  Investment securities available for sale           (77,031)   (208,124)
  Premises and equipment                              (3,183)     (2,470)
Net originations of loans and leases
  receivable                                         (77,617)   (120,808)
                                                     --------   ---------
    Net cash used by investing activities            (31,399)   (222,106)
                                                     --------   ---------
Financing activities:
Net increase in deposit accounts                      148,779      57,150
Net decrease in short-term borrowed funds            (26,997)    (75,690)
Proceeds from issuance of long-term debt               75,000          79
Repayments of long-term debt                            (245)     (1,236)
Issuances of common stock from exercise
 of stock options, net                                    455       1,386
Purchase and retirement of common stock              (17,960)           -
Other equity transactions, net                            (8)           -
Cash dividends paid                                   (9,752)     (9,269)
                                                     -------     --------
    Net cash provided (used) by
     financing activities                             169,272    (27,580)
                                                     --------    --------
Net increase (decrease) in cash and cash
 equivalents                                          212,637   (178,712)
Cash and cash equivalents at beginning of year        419,344     618,018
                                                      -------    --------
Cash and cash equivalents at end of period       $    631,981     439,306
                                                      =======     =======
Supplemental disclosures of cash flow
 information:
Interest paid during the period                  $     62,781      54,302
Income taxes paid during the period              $      2,668       1,411

Supplemental disclosures of noncash investing
 and financing activities:
Change in market value of securities available
 for sale, net of deferred tax benefit of
 $594 and $5,393, respectively                   $      (841)     (8,498)
Lapse of restrictions on common stock            $       (52)           -


See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
              Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

(1) Consolidation and Presentation

The accompanying unaudited consolidated financial statements of CCB Financial Corporation (the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Consolidation
The consolidated financial statements include the accounts and results of operations of the Corporation and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank - Georgia (collectively the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB (CCB Investment and Insurance Service Corporation, CCBDE, Inc. and Southland Associates, Inc.) and AmFed (American Service Corporation of S.C., Mortgage North, AMFEDDE, Inc. and Finance South, Inc.). All significant intercompany accounts are eliminated in consolidation.

Accounting Policies
Effective January 1, 1998, the Corporation adopted the provisions of SFAS No. 129, "Disclosure of Information about Capital Structure". The Statement establishes standards for disclosing information about an entity's capital structure. Adoption of the provisions of this Statement will not have a material impact on the consolidated financial statements as the Corporation is already meeting the disclosure requirements of SFAS No. 129.

The Corporation also adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. This Statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transaction with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of this Statement will not change total shareholders' equity as previously reported. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Consolidation and Presentation - Continued

The following discussion summarizes the impact of adoption of SFAS No. 130 on the Corporation's accounting policies and disclosures:

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Comprehensive Income

     Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Corporation's "other comprehensive income" for the three months ended March 31, 1998 and 1997 and "accumulated other compre-hensive income" as of March 31, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the three months ended March 31, 1998 and 1997 amounted to $28,443,000 and $16,392,000, respectively.

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in July 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in shareholder reports. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. In the initial year of application, SFAS No. 131 does not have to be applied to interim financial statements. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Corporation will adopt the provisions of SFAS No. 131 for its financial statements for the year ending December 31, 1998. However, as the Corporation does not internally divide its operations into discrete segments, adoption of this Statement should not materially impact its financial statements.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". This Statement amends the disclosures required for pension and other postretirement benefit plans; the methods of measurement and recognition for such plans remain unchanged. SFAS No. 132 is effective for fiscal years beginning after December 31, 1997. The Corporation will present the required disclosures in its financial statements for the year ended December 31, 1998.

Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation's diluted EPS is computed by dividing income available to common shareholders by the weighted average number of

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Consolidation and Presentation - Continued

common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during each period.

(2) Loans and Lease Financing

A summary of loans and lease financing at March 31, 1998 and 1997 follows (in thousands):

                                            1998            1997
Commercial, financial and agricultural $   740,788         682,354
Real estate-construction                   766,627         688,620
Real estate-mortgage                     2,966,948       2,383,212
Instalment loans to individuals            498,365         694,452
Revolving credit                           203,324         186,918
Lease financing                             45,422          40,168
                                         ---------       ---------
   Gross loans and lease financing       5,163,040       4,734,158
Less unearned income                         5,961          10,174
                                         ---------       ---------
   Total loans and lease financing     $ 5,157,079       4,723,984
                                         =========       =========

Mortgage loans held for sale totaled $42,687,000 and $13,375,000 at March 31, 1998 and 1997, respectively, and are reported at the lower of cost or market. During the first quarter of 1997, the Subsidiary Banks securitized $138,306,000 of mortgage loans of which $112,648,000 were retained in the available for sale portfolio at March 31, 1997 and the remainder were sold at par. The retained securitized loans were sold during the third quarter of 1997 at a nominal gain.

At March 31, 1998, impaired loans amounted to $15,432,000 compared to $11,052,000 at March 31, 1997. The related reserve for loan and lease losses on these loans amounted to $2,754,000 at March 31, 1998 and $3,241,000 at March 31, 1997. During the three months ended March 31, 1998 and 1997, loans totaling $579,000 and $731,000, respectively, were transferred to "other assets" due to loan foreclosure.

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the three months ended March 31, 1998 and 1997 (in thousands):

                                                1998       1997
Balance at beginning of year                 $ 67,594      61,257
Provision charged to operations                 3,140       2,664
Recoveries of loans and leases
 previously charged-off                           590         725
Loan and lease losses charged to reserve      (2,921)     (3,282)
                                              -------     -------
Balance at end of period                     $ 68,403      61,364
                                              =======     =======

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(4) Risk Assets

Following is a summary of risk assets at March 31, 1998 and 1997 (in thousands):

                                               1998        1997
Nonaccrual loans and lease financing       $   17,571      17,942
Other real estate acquired through
   loan foreclosures                              975       2,201
Restructured loans and lease financing            772         821
Accruing loans and lease financing
   90 days or more past due                     2,982       3,209
                                              -------     -------
Total risk assets                          $   22,300      24,173
                                              =======     =======

(5) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively the "Subsidiary Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, CCBDE, Inc. and Southland Associates, Inc. and AmFed's wholly-owned subsidiaries, American Service Corporation of S.C., Mortgage North, AMFEDDE, Inc., and Finance South, Inc. for the three months ended March 31, 1998 and 1997. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

Results of Operations - Three Months Ended March 31, 1998 and 1997

Net income for the three months ended March 31, 1998 amounted to $29.3 million compared to 1997's $24.9 million. Basic income per share totaled $1.41 in 1998 compared to $1.20 in the first quarter of 1997. Returns on average assets and shareholders' equity were 1.66% and 17.39%, respectively, in 1998 compared to 1997's 1.47% and 16.42%.
Merger-related expense incurred during 1997 totaled $792,000 after-tax and related to the Corporation's acquisition of Salem Trust Bank. Excluding the impact of the merger-related expense, basic income per share totaled $1.24 and returns on average assets and shareholders' equity were 1.52% and 16.94%, respectively.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $285.3 million or 4.4% in the 1998 period. Due primarily to a favorable shift in the mix of interest-earning assets towards loans (75.6% of interest-earning assets in 1998 versus 73.2% in 1997), the overall yield on earning assets increased to 8.55% from 1997's 8.39%. The cost of interest-bearing funds decreased by 3 basis points in the 1998 period to 4.51%. As a result of these favorable changes, the interest rate spread and net interest margin increased by 19 and 20 basis points, respectively, to 4.04% and 4.79%. Net interest income on a taxable equivalent basis increased by $6.8 million or 9.1%.

The provision for loan and lease losses for the first quarter of 1998 was $3.1 million compared to $2.7 million in 1997. The reserve for loan and lease losses to loans and lease financing outstanding was 1.33% at March 31, 1998 compared to 1997's 1.30%. Net 1998 quarterly loan and lease charge-offs amounted to $2.3 million or .18% (annualized) of average loans and lease financing compared to .22% (annualized) in the first quarter of 1997. Annualized net charge-offs of revolving credit (credit card and check protection) improved from 1997's 3.44% to 1998's 2.60%.

Other income, excluding investment securities transactions, increased $2.3 million or 10.4% in the first quarter of 1998 to $24.1 million. The increase was due primarily to a $1.6 million increase in service charges on deposit accounts. The service charge increase resulted primarily from increased deposit volume and repricing of certain deposit services based upon the results of product profitability analysis. Other service charges and fees increased $346,000 and trust income increased $430,000 from 1997.

                                                       Table 1

                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
              Three Months Ended March 31, 1998 and 1997


                                                     1998
                                                   Interest Average
                                        Average   Income/     Yield/
                                        Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)        $ 5,132,578    115,172     9.07 %
U.S. Treasury and agency
 obligations (3)                       1,292,999     22,819     7.05
States and political subdivision
 obligations                              81,169      1,787     8.80
Equity and other securities (3)           46,066        898     7.79
Federal funds sold and other
 short-term investments                  205,663      2,871     5.66
Time deposits in other banks              33,995        403     4.81
                                       ---------    -------     ----
  Total earning assets (3)             6,792,470    143,950     8.55

Non-earning assets:
Cash and due from banks                  207,437
Premises and equipment                    86,679
All other assets, net                     77,865
                                         -------
  Total assets                       $ 7,164,451
                                       =========
Interest-bearing liabilities:
Savings and time deposits            $ 5,284,230     57,920     4.45 %
Other short-term borrowed funds          251,418      3,049     4.91
Long-term debt                           130,264      1,999     6.19
                                       --------      ------     ----
  Total interest-bearing liabilities   5,665,912     62,968     4.51
                                       ---------     ------     ----
Other liabilities and shareholders' equity:
Demand deposits                          716,009
Other liabilities                         99,746
Shareholders' equity                     682,784
                                         -------
  Total liabilities and
   shareholders' equity              $ 7,164,451
                                      ==========
Net interest income and net
 interest margin (4)                               $ 80,982     4.79 %
                                                     ======     ====
Interest rate spread (5)                                        4.04 %
                                                                ====

                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, continued
              Three Months Ended March 31, 1998 and 1997

                                                    1997
                                                  Interest  Average
                                        Average   Income/   Yield/
                                        Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)         $ 4,765,895   106,437     9.03 %
U.S. Treasury and agency
 obligations (3)                        1,263,504    21,372     6.78
States and political subdivision
 obligations                               82,357     1,822     8.85
Equity and other securities (3)            45,588       933     7.66
Federal funds sold and other
 short-term investments                   251,476     3,339     5.39
Time deposits in other banks               98,311     1,283     5.29
                                        ---------   -------     ----
  Total earning assets (3)              6,507,131   135,186     8.39

Non-earning assets:
Cash and due from banks                   172,374
Premises and equipment                     86,124
All other assets, net                      79,444
                                       ----------
  Total assets                        $ 6,845,073
                                       ==========
Interest-bearing liabilities:
Savings and time deposits             $ 5,034,831    55,583     4.48 %
Other short-term borrowed funds           356,493     4,418     5.27
Long-term debt                             58,103       953     6.56
                                        ---------    ------     ----
  Total interest-bearing liabilities    5,449,427    60,954     4.54
                                        --------     ------     ----
Other liabilities and shareholders' equity:
Demand deposits                           661,236
Other liabilities                         119,594
Shareholders' equity                      614,816
                                       ----------
  Total liabilities and
   shareholders' equity               $ 6,845,073
                                       ==========
Net interest income and net
 interest margin (4)                             $   74,232     4.59 %
                                                     =====      ====
Interest rate spread (5)                                        3.85 %
                                                                ====

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1998 and 1997.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $3,607,000 and $3,021,000 for 1998 and 1997, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Other expenses, excluding 1997's previously discussed pre-tax merger-related expense of $1.0 million, increased in the 1998 period by $3.1 million or 6.0%. This is partially explained by a $1.9 million increase in personnel expense from 1997's level. The increase was due to general salary increases and a larger workforce which had the combined effect of increasing salary expense by $1.0 million with corresponding increases in employee benefits and payroll taxes.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.66% for the three months ended March 31, 1998 from 1.72% for the same period in 1997. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) significantly improved from 53.06% for the three months ended March 31, 1997 to 51.17% for the same period in 1998. The improvement in these ratios, both of which were calculated excluding the impact of merger-related expense, indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended March 31, 1998 and 1997.

                                                1998      1997

Noninterest income                               1.40 %    1.30
                                                 ----      ----
Personnel expense                                1.72      1.69
Occupancy and equipment expense                   .40       .42
Other operating expense (1)                       .94       .91
Noninterest expense                              3.06      3.02
                                                 ----      ----
Net overhead                                     1.66 %    1.72
                                                 ====      ====
_____________________
(1) Excludes merger-related expense of $1.0 million in 1997.


The effective income tax rate was 36.6% in 1998 compared to 36.8% in the same period of 1997.

Financial Condition

Total assets have increased $465.0 million since March 31, 1997 due solely to internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $6.8 billion for the quarter ended March 31, 1997 to $7.2 billion for the quarter ended March 31, 1998 and compared to $7.1 billion for the three months ended December 31, 1997.

At March 31, 1998, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to approximately $22.3 million or .43% of outstanding loans and lease financing and foreclosed real estate. This compares to approximately $24.2 million or .51% at March 31, 1997. All categories of risk assets decreased from the levels experienced at March 31, 1997 due to the favorable economic conditions found in the Subsidiary Banks' market areas. Nonaccrual loans have increased $1.5 million from year-end 1997 primarily due to one large nonaccrual relationship. The reserve for loan and lease losses to risk assets was 3.07x at March 31, 1998 compared to 3.20x at December 31, 1997 and 2.54x at March 31, 1997.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.53% and 8.98% for the three months ended March 31, 1998 and 1997, respectively. Increases in this ratio since March 31, 1997 are due primarily to the retention of earnings.

The unrealized gains on investment securities available for sale, net of applicable taxes, decreased $841,000 from December 31, 1997 to result in an after-tax unrealized gain at March 31, 1998 of $13.1 million.

The Corporation has increased its annual cash dividends consistently over the past 33 years. On April 21, 1998, the Board of Directors of the Corporation declared a regular quarterly dividend of $.47 payable on July 1, 1998 to shareholders of record June 15, 1998. Book value increased 10.3% to $33.05 per share at March 31, 1998 from 1997's level of $29.97. As of March 31, 1998, unrealized gains on investment securities available for sale, net of applicable taxes, added $.63 per share to book value.

On February 25, 1998, the Board of Directors authorized a stock repurchase program of up to 500,000 shares. During the quarter ended March 31, 1998, 160,900 shares were purchased at an average price of $111.62 for a total cost of $17,960,000. These shares were retired upon purchase.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines at March 31, 1998.

                               March 31,      Regulatory
     Ratio                  1998      1997    Minimums
    ---------------------------------------------------
     Tier 1 Capital                              4.00%
          Corporation       11.97%    12.20
          CCB               10.90     12.05
          AmFed             14.07     13.56
          CCB-Ga.           14.45     10.82
     -------------------------------------------------
     Total Capital                               8.00
          Corporation       13.84     14.14
          CCB               12.07     13.29
          AmFed             15.32     14.81
          CCB-Ga.           15.73     12.10
     -------------------------------------------------
     Leverage                                    4.00
          Corporation        8.96      8.63
          CCB                8.16      8.66
          AmFed              9.52      8.29
          CCB-Ga.           11.33      7.82
    --------------------------------------------------

Year 2000 Issue

The Corporation is in the process of assessing and correcting the impact of the "Year 2000 Issue". The Year 2000 Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. This will make it impossible to distinguish 2000 from 1900 and difficult to calculate the passage of time. The Corporation will utilize both internal and external resources to modify or replace and test software for Year
2000 modifications. The Corporation anticipates that its critical applications will be modified or replaced by the end of 1998 which will allow testing and any subsequent modifications to be completed in 1999. Federal regulators have conducted a review of the Corporation's Year 2000 conversion efforts and no criticism was made on the progress-to-date or its anticipated schedule to complete the Year 2000 project.

The total cost of the Year 2000 project is estimated at $4.1 million, of which $2 million is attributable to the purchase of new software and hardware which will be capitalized. The remainder of the cost will be expensed as incurred over the next two years and is not expected to have a material effect on the Corporation's results of operations. During the first quarter of 1998, the Corporation incurred $185,000 of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense incurred prior to 1998 was less than $75,000.

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

Trust Business Acquired

On March 10, 1998, the Corporation announced that it had entered into a definitive agreement to acquire from NationsBank Corporation the rights to portions of the institutional trust business of the former Barnett Banks of Florida. This acquisition involves the transfer of approximately $3 billion in assets from 450 custody, escrow and employee benefit accounts of Florida-based customers. The transaction is subject to regulatory approval and is tentatively scheduled to be completed in the second quarter of 1998.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 1998, Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from changes in interest rates.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 27.1  Financial Data Schedule as of March 31, 1998.

      Exhibit 27.2  Restated Financial Data Schedule as of March 31,
                     1997.

(b).  Reports on Form 8-K:

        A report on Form 8-K dated January 12, 1998 was filed under Items 5 and 7 reporting the employment and amended and restated change of control agreements with the Registrant's three executive officers.

        A report on Form 8-K dated February 25, 1998 was filed under Items 5 and 7 reporting a stock repurchase plan of up to 500,000 shares.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: May 14, 1998                      /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        Chairman, President and
                                        Chief Executive Officer


Date: May 14, 1998                      /s/ ROBERT L. SAVAGE, JR.
                                        Robert L. Savage, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer


Date: May 14, 1998                      /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)