Form 10-Q
period 1998-06-30
CCB FINANCIAL CORP
filed 1998-08-13
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended June 30, 1998


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's clas ses of common stock, as of the latest practicable date.

Common Stock, $5 Par value                40,606,868
     (Class of Stock)             (Shares outstanding as of August 11, 1998
                               see note 5 to consolidated financial statements )

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      June 30, 1998, December 31, 1997 and
      June 30, 1997                                         3

   Consolidated Statements of Income
      Three and Six Months Ended June 30, 1998 and 1997     4

   Consolidated Statements of Shareholders' Equity
      Six Months Ended June 30, 1998 and 1997               5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1998 and 1997               6

   Notes to Consolidated Financial Statements
      Six Months Ended June 30, 1998 and 1997               7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10

 Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                        18

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                   19

 Signatures                                                 20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)            (Unaudited)
                                         June 30,  December 31, June 30,
                                           1998        1997       1997
                                        (In Thousands Except Share Data)
Assets:
Cash and due from banks              $   226,419      277,469    216,492
Time deposits in other banks              55,699       19,875     46,338
Federal funds sold and other
 short-term investments                  307,000      122,000    125,000
Investment securities:
  Available for sale (amortized
   costs of $1,297,411,
   $1,359,376 and $1,494,154)          1,315,158    1,382,107  1,505,037
  Held to maturity (market values
   of $85,115, $87,002 and $86,118)       80,562       81,617     81,979
Loans and lease financing (notes       5,217,204    5,093,569  4,854,065
 2 and 4)
 Less reserve for loan and
  lease losses (note 3)                   69,645       67,594     63,023
      Net loans and lease financing    5,147,559    5,025,975  4,791,042
Premises and equipment                    87,668       86,035     85,621
Other assets (note 4)                    130,269      143,450    147,400
         Total assets                $ 7,350,334    7,138,528  6,998,909

Liabilities:
Deposits:
   Demand (noninterest-bearing)      $   823,645      740,338    726,131
   Savings and NOW accounts              754,044      727,108    691,212
   Money market accounts               1,724,431    1,636,683  1,599,563
   Jumbo time deposits                   418,954      392,435    383,099
   Consumer time deposits              2,447,245    2,488,033  2,434,318
      Total deposits                   6,168,319    5,984,597  5,834,323
Short-term borrowed funds                256,215      276,436    300,246
Long-term debt                           176,372      100,686    100,999
Other liabilities                         89,154       95,449    114,467
         Total liabilities             6,690,060    6,457,168  6,350,035

Shareholders' equity (note 5):
Serial preferred stock. Authorized
 10,000,000 shares; none issued               --           --         --
Common stock of $5 par value.
 Authorized 100,000,000 shares;
 40,589,696, 20,776,412
 and 20,731,305 shares issued            202,948      103,882    103,657
Additional paid-in capital                88,145      143,784    142,722
Retained earnings                        358,220      419,746    396,210
Accumulated other comprehensive
 income                                   10,961       13,980      6,561
Less: Unearned common stock held
 by management recognition plans              --         (32)      (276)
         Total shareholders' equity      660,274      681,360    648,874
         Total liabilities and
          shareholders' equity       $ 7,350,334    7,138,528  6,998,909

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                       Three Months Ended June 30,
                                              1998         1997
                                   (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans
 and lease financing                    $    117,097      109,267
Interest and dividends on
 investment securities:
     U.S. Treasury                             7,206        8,530
     U.S. Government agencies
      and corporations                        13,440       15,011
     States and political subdivisions
      (primarily tax-exempt)                   1,187        1,212
     Equity and other securities                 783          781
Interest on time deposits
 in other banks                                  402          483
Interest on federal funds sold
 and other short-term investments              4,447        1,662
          Total interest income              144,562      136,946

Interest expense:
Deposits                                      58,526       57,072
Short-term borrowed funds                      3,021        3,572
Long-term debt                                 2,687          938
          Total interest expense              64,234       61,582
Net interest income                           80,328       75,364
Provision for loan and lease
 losses (note 3)                               3,646        4,885
Net interest income after provision
 for loan and lease losses                    76,682       70,479

Other income:
Service charges on deposit accounts           13,745       11,227
Trust and custodian fees                       2,792        2,061
Sales and insurance commissions                3,059        2,203
Merchant discount                              2,135        1,844
Other service charges and fees                 1,908        1,866
Other operating income                         5,508        5,011
Investment securities gains                      361           17
Investment securities losses                       -          (6)
          Total other income                  29,508       24,223

Other expenses:
Personnel expense                             32,111       28,495
Net occupancy expense                          3,899        3,953
Equipment expense                              3,379        3,302
Other operating expense                       19,529       16,624
Merger-related expense                             -            -
          Total other expenses                58,918       52,374

Income before income taxes                    47,272       42,328
Income taxes                                  17,296       14,847
Net income                              $     29,976       27,481

Earnings per common share (note 5):
     Basic                              $        .73          .67
     Diluted                                     .72          .66

Weighted average shares
 outstanding (note 5):
     Basic                                    40,952       41,421
     Diluted                                  41,498       41,875

              CCB Financial Corporation and Subsidiaries
             CONSOLIDATED STATEMENTS OF INCOME, continued
                              (Unaudited)

                                          Six Months Ended June 30,
                                              1998          1997
                                    (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans
 and lease financing                         232,208      215,632
Interest and dividends on
 investment securities:
     U.S. Treasury                            14,633       15,869
     U.S. Government agencies
      and corporations                        27,403       27,837
     States and political subdivisions
      (primarily tax-exempt)                   2,382        2,428
     Equity and other securities               1,544        1,556
Interest on time deposits
 in other banks                                  805        1,766
Interest on federal funds sold
 and other short-term investments              7,224        4,948
          Total interest income              286,199      270,036

Interest expense:
Deposits                                     116,446      112,655
Short-term borrowed funds                      6,070        7,990
Long-term debt                                 4,686        1,891
          Total interest expense             127,202      122,536
Net interest income                          158,997      147,500
Provision for loan and lease
 losses (note 3)                               6,786        7,549
Net interest income after provision
 for loan and lease losses                   152,211      139,951

Other income:
Service charges on deposit accounts           25,830       21,713
Trust and custodian fees                       5,063        3,902
Sales and insurance commissions                5,574        4,546
Merchant discount                              4,143        3,424
Other service charges and fees                 3,937        3,549
Other operating income                         8,715        8,929
Investment securities gains                    1,010          143
Investment securities losses                    (27)         (71)
          Total other income                  54,245       46,135

Other expenses:
Personnel expense                             62,554       57,047
Net occupancy expense                          7,646        7,995
Equipment expense                              6,728        6,328
Other operating expense                       36,082       32,016
Merger-related expense                             -        1,016
          Total other expenses               113,010      104,402

Income before income taxes                    93,446       81,684
Income taxes                                  34,186       29,313
Net income                                    59,260       52,371

Earnings per common share (note 5):
  Basic                                         1.43         1.27
  Diluted                                       1.42         1.25

Weighted average shares
 outstanding (note 5):
  Basic                                       41,244       41,372
  Diluted                                     41,805       41,840


See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                             Accumulated
                                                                Other   Management
                                         Additional             Compre-   Recog-       Total
                                 Common    Paid-In   Retained   hensive    nition Shareholders'
                                 Stock     Capital   Earnings   Income    Plans      Equity
                                                          (In Thousands)
Balance December 31, 1996     $  103,169   140,617     361,072    7,329     (738)   611,449

Net income                         -         -          52,371     -        -        52,371
Stock options exercised,
 net of shares tendered              460     1,717       -         -        -         2,177
Transactions pursuant to
 restricted stock plan                28       388       -         -        -           416
Earned portion of manage-
 ment recognition plans            -         -           -         -          462       462
Cash dividends ($.42
 per share)                        -         -        (17,233)     -        -      (17,233)
Change in unrealized gain
 (loss), net of applicable
 income taxes                      -         -          -         (768)     -         (768)

Balance June 30, 1997         $  103,657   142,722     396,210    6,561     (276)   648,874


Balance December 31, 1997     $  103,882   143,784     419,746   13,980      (32)   681,360

Net income                          -         -         59,260     -        -        59,260
Stock options exercised,
 net of shares tendered              297     1,090       -         -        -         1,387
Tax benefit from stock
 options exercised                   -         444       -         -        -           444
Transactions pursuant to
 restricted stock plan               (2)        36       -         -        -            34
Shares repurchased and
 retired                         (2,702)  (57,200)       -         -        -      (59,902)
Earned portion of manage-
 ment recognition plans             -         -          -         -           32        32
Other transactions, net              (1)       (9)       -         -        -          (10)
Cash dividends ($.47
 per share)                         -         -       (19,312)     -        -      (19,312)
Stock dividend paid (note 5)     101,474      -      (101,474)     -        -          -
Change in unrealized gain
  (loss), net of applicable
  income taxes                      -         -          -      (3,019)     -       (3,019)

Balance June 30, 1998         $  202,948    88,145     358,220   10,961     -       660,274

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                         1998       1997
                                                          (In Thousands)
Operating activities:
Net income                                         $     59,260      52,371
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation, amortization and accretion, net           10,130      11,644
 Provision for loan and lease losses                      6,786       7,549
 Net (gain) loss on sales of investment
  securities                                              (983)        (72)
 Sale of securitized mortgage loans at par                    -      25,658
 Sales of loans held for sale                           273,297      89,385
 Origination of loans held for sale                   (291,696)    (91,625)
 Changes in:
   Accrued interest receivable                              662     (4,093)
   Accrued interest payable                               (287)      10,978
   Deferred taxes payable                                     -       (164)
   Other assets                                          19,879     (2,297)
   Other liabilities                                    (5,296)     (6,002)
 Other operating activities, net                        (9,685)     (5,274)
      Net cash provided by operating activities          62,067      88,058

Investing activities:
Proceeds from:
  Maturities and issuer calls of investment
    securities held to maturity                           1,045       2,272
  Sales of investment securities available
    for sale                                             31,399      38,695
  Maturities and issuer calls of investment
    securities available for sale                       214,476     171,380
Purchases of:
  Investment securities available for sale            (186,037)   (341,036)
  Premises and equipment                                (6,923)     (5,071)
Net originations of loans and leases
  receivable                                          (107,603)   (265,063)
Net cash acquired (paid) in acquisitions
  (dispositions)                                              -      16,877
      Net cash used by investing activities            (53,643)   (381,946)

Financing activities:
Net increase in deposit accounts                        183,722      92,869
Net decrease in short-term borrowed funds              (20,221)    (56,593)
Proceeds from issuance of long-term debt                 76,140      50,079
Repayments of long-term debt                              (454)     (7,599)
Issuances of common stock from exercise
 of stock options, net                                    1,387       2,177
Purchase and retirement of common stock                (59,902)           -
Other equity transactions, net                             (10)           -
Cash dividends paid                                    (19,312)    (17,233)
      Net cash provided by financing activities         161,350      63,700

Net increase (decrease) in cash and
 cash equivalents                                       169,774   (230,188)
Cash and cash equivalents at beginning of year          419,344     618,018
Cash and cash equivalents at end of period         $    589,118     387,830

Supplemental disclosures of cash flow
 information:
Interest paid during the period                    $    127,488     111,558
Income taxes paid during the period                $     36,297      29,288

Supplemental disclosures of noncash investing
 and financing activities:
Change in market value of securities available
 for sale, net of deferred tax benefit of
 $1,965 and $472, respectively                     $    (3,019)       (768)
Transactions pursuant to restricted stock plan
 and stock option plan, net of deferred tax
 expense of $484 in 1998                           $         34         416

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
                Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

(1) Consolidation and Presentation

The accompanying unaudited consolidated financial statements of CCB Financial Corporation (the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Consolidation
The consolidated financial statements include the accounts and results of operations of the Corporation and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank - Georgia (collectively the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB (CCB Investment and Insurance Service Corporation, Salem Trust Company, CCBDE, Inc. and Southland Associates, Inc.) and AmFed (American Service Corporation of S.C., Mortgage North, AMFEDDE, Inc. and Finance South, Inc.). All significant intercompany accounts are eliminated in consolidation.

Earnings Per Share
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation's diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during each period.

Comprehensive Income
Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income is divided into net income and other comprehensive income. The Corporation's "other comprehensive income" for the six months ended June 30, 1998 and 1997 and "accumulated other comprehensive income" as of June 30, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Total comprehensive income for the six months ended June 30, 1998 and 1997 amounted to $56,241,000 and $51,603,000, respectively.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(2) Loans and Lease Financing

A summary of loans and lease financing at June 30, 1998 and 1997 follows (in thousands):

                                             1998            1997
Commercial, financial and agricultural  $   668,698         786,053
Real estate-construction                    784,036         681,108
Real estate-mortgage                      3,023,743       2,646,236
Instalment loans to individuals             492,012         519,433
Revolving credit                            206,215         186,487
Lease financing                              48,916          40,183
   Gross loans and lease financing        5,223,620       4,859,500
Less unearned income                          6,416           5,435
   Total loans and lease financing      $ 5,217,204       4,854,065

Mortgage loans held for sale totaled $46,287,000 and $14,951,000 at June 30, 1998 and 1997, respectively, and are reported at the lower of cost or market. During the first quarter of 1997, the Subsidiary Banks securitized $138,306,000 of mortgage loans of which $112,648,000 were retained in the available for sale portfolio at March 31, 1997 and the remainder were sold at par. The retained securitized loans were sold during the third quarter of 1997 at a nominal gain.

At June 30, 1998, impaired loans amounted to $14,799,000 compared to $9,317,000 at June 30, 1997. The related reserve for loan and lease losses on these loans amounted to $2,573,000 at June 30, 1998 and $2,398,000 at June 30, 1997. During the six months ended June 30, 1998 and 1997, loans totaling $1,234,000 and $1,246,000, respectively, were transferred to "other assets" due to loan foreclosure.

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the six months ended June 30, 1998 and 1997 (in thousands):

                                             1998         1997
Balance at beginning of year               $ 67,594     61,257
Provision charged to operations               6,786      7,549
Recoveries of loans and leases
 previously charged-off                       1,308      1,411
Loan and lease losses charged to reserve     (6,043)    (7,194)
Balance at end of period                   $ 69,645     63,023

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(4) Risk Assets

Following is a summary of risk assets at June 30, 1998 and 1997 (in thousands):

                                             1998         1997
Nonaccrual loans and lease financing       $14,976       15,322
Other real estate acquired through
   loan foreclosures                         1,000        1,968
Restructured loans and lease financing         769          810
Accruing loans and lease financing
   90 days or more past due                  2,795        2,452
Total risk assets                          $19,540       20,552

(5) Share and Per Share Data

On July 21, 1998, the Corporation's Board of Directors approved a two-for-one stock split to be effected in the form of a 100% common stock dividend for each outstanding share. The stock dividend will be issued on October 1, 1998, to shareholders of record as of September 15, 1998. Shares outstanding as of June 30, 1998 and all per share data have been adjusted for the impact of the stock dividend.

(6) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively the "Subsidiary Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation, Salem Trust Company, CCBDE, Inc. and Southland Associates, Inc., and AmFed's wholly-owned subsidiaries, American Service Corporation of S.C., Mortgage North, AMFEDDE, Inc., and Finance South, Inc., for the six months ended June 30, 1998 and 1997. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On July 21, 1998, the Corporation's Board of Directors approved a two-for-one stock split to be effected in the form of a 100% common stock dividend for each outstanding share. The stock dividend will be issued on October 1, 1998, to shareholders of record as of September 15, 1998. The following discussion and accompanying unaudited financial statements have been restated to include the impact of the stock dividend.

Results of Operations - Three Months Ended June 30, 1998 and 1997
Net income for the three months ended June 30, 1998 amounted to $30.0 million, an increase of $2.5 million from the same period in 1997. Basic income per share was $.73 in 1998, a $.06 or 9.0% increase from the 1997 period. Returns on average assets and shareholders' equity in 1998 were 1.65% and 17.92%, respectively, compared to 1.60% and 17.61%, respectively, in the 1997 period. During the second quarter of 1997, AmFed sold substantially all of the assets of its subsidiary Finance South, Inc., a consumer finance operation, resulting in a gain of $2.3 million ($1.4 million after-tax). Excluding the impact of this gain, basic income per share totaled $.63 and returns on average assets and shareholders' equity were 1.52% and 16.73%, respectively.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $421.7 million or 6.5% in the 1998 period. The overall yield on earning assets decreased 8 basis points to 8.46% from 1997's 8.54%. The cost of interest-bearing funds decreased by 7 basis points in the 1998 period to 4.47%. Consequently, the interest rate spread and net interest margin each decreased 1 basis point to 3.99% and 4.76%, respectively, compared with one year ago. Net interest income on a taxable equivalent basis increased by $4.9 million or 6.4%.

Decreases in the rates earned on commercial and mortgage loans were the primary cause as the yield on loans dropped 14 basis points from the 1997 level of 9.16%. The impact from the drop in loan yield was partially offset by the increased yield earned on the investment securities portfolio, 7.14% in 1998 versus 6.97% in 1997. The rate paid on interest-bearing liabilities was primarily impacted by the 9 basis point improvement on rates paid for savings and time deposits, 4.40% in 1998 versus 4.49% in 1997.

The provision for loan and lease losses for the second quarter of 1998 was $3.6 million compared to $4.9 million in 1997. The reserve for loan and lease losses to loans and lease financing outstanding

                                                                 Table 1

                          CCB FINANCIAL CORPORATION
              Average Balances and Net Interest Income Analysis
                  Three Months Ended June 30, 1998 and 1997
                (Taxable Equivalent Basis - In Thousands) (1)

                                                        1998
                                                      Interest   Average
                                            Average   Income/     Yield/
                                            Balance   Expense      Rate
Earning assets:
Loans and lease financing (2)            $ 5,205,732   117,155      9.02 %
U.S. Treasury and agency
 obligations (3)                           1,260,137    22,053      7.00
States and political subdivision
 obligations                                  80,882     1,776      8.79
Equity and other securities (3)               46,980       928      7.90
Federal funds sold and other
 short-term investments                      325,336     4,562      5.62
Time deposits in other banks                  36,846       401      4.37
  Total earning assets (3)                 6,955,913   146,875      8.46

Non-earning assets:
Cash and due from banks                      200,518
Premises and equipment                        87,468
All other assets, net                         54,210
  Total assets                           $ 7,298,109

Interest-bearing liabilities:
Savings and time deposits                $ 5,338,386    58,526      4.40 %
Short-term borrowed funds                    247,858     3,021      4.89
Long-term debt                               176,023     2,687      6.12
  Total interest-bearing liabilities       5,762,267    64,234      4.47

Other liabilities and shareholders' equity:
Demand deposits                              766,378
Other liabilities                             98,516
Shareholders' equity                         670,948

  Total liabilities and
   shareholders' equity                  $ 7,298,109

Net interest income and net
 interest margin (4)                                 $   82,641      4.76 %

Interest rate spread (5)                                             3.99 %

                        CCB FINANCIAL CORPORATION
       Average Balances and Net Interest Income Analysis, continued
                Three Months Ended June 30, 1998 and 1997
              (Taxable Equivalent Basis - In Thousands) (1)

                                                        1997
                                                      Interest   Average
                                            Average   Income/     Yield/
                                            Balance   Expense      Rate
Earning assets:
Loans and lease financing (2)            $ 4,784,218   109,341      9.16 %
U.S. Treasury and agency
 obligations (3)                           1,463,156    25,016      6.84
States and political subdivision
 obligations                                  82,077     1,816      8.85
Equity and other securities (3)               48,288       938      7.77
Federal funds sold and other
 short-term investments                      119,074     1,689      5.69
Time deposits in other banks                  37,362       483      5.18
  Total earning assets (3)                 6,534,175   139,283      8.54

Non-earning assets:
Cash and due from banks                      180,819
Premises and equipment                        86,002
All other assets, net                         67,774
  Total assets                           $ 6,868,770

Interest-bearing liabilities:
Savings and time deposits                $ 5,093,699    57,072      4.49 %
Short-term borrowed funds                    281,539     3,572      5.36
Long-term debt                                56,796       938      6.61
  Total interest-bearing liabilities       5,432,034    61,582      4.54

Other liabilities and shareholders' equity:
Demand deposits                              686,227
Other liabilities                            124,736
Shareholders' equity                         625,773

  Total liabilities and
   shareholders' equity                  $ 6,868,770

Net interest income and net
 interest margin (4)                                 $  77,701      4.77 %

Interest rate spread (5)                                            4.00 %

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1998 and 1997.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $4,318,000 and $3,795,000 for 1998 and 1997, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

was 1.33% at June 30, 1998 compared to 1997's 1.30%.  Net 1998 quarterly loan and lease charge-offs amounted to $2.4 million or .19% (annualized) of average loans and lease financing compared to .27% (annualized) in the second quarter of 1997. The higher charge-off ratio in 1997 was due primarily to a $350,000 commercial credit charge-off and higher charge-offs in the revolving credit portfolio. The net charge-off ratio excluding revolving credit totaled .09% for 1998 and
 .14% for 1997. Annualized net charge-offs of revolving credit improved from 1997's 3.06% to 1998's 2.59%.

Other income, excluding investment securities transactions and the $2.3 million gain on the sale of a subsidiary discussed previously, increased $7.2 million or 33.0% in the second quarter of 1998 to $29.1 million. This increase is partially explained by a $3.0 million increase in the Corporation's secondary mortgage income due to increased mortgage originations. In addition, there was a $2.5 million increase in service charges on deposit accounts. The service charge increase resulted primarily from increased deposit volumes and repricing of certain deposit services based upon the results of product profitability analyses. Trust and custodian fees increased $731,000 due to growth in assets managed and the strength in the financial markets. Sales and insurance commissions increased $856,000 from 1997 due to a higher volume of brokerage transactions and also the strength of the financial markets.

Other expenses increased in the 1998 period by $6.5 million or 12.5%. This is partially explained by a $3.6 million increase in personnel expense from 1997's level. The increase was due to general salary increases and a larger workforce which had the combined effect of increasing salary expense by $2.9 million with corresponding increases in employee benefits and payroll taxes. In addition, professional services fees and data processing expense increased $1.2 million due in part from expenses attributable to the Year 2000 project (discussed in "Financial Condition"). Marketing expense increased $305,000 from 1997 primarily due to promotional expenses in connection with certain loan product offerings.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.61% for the three months ended June 30, 1998 from 1.77% for the same period in 1997. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) improved slightly from 52.57% for the three months ended June 30, 1997 to 52.54% for the same period in 1998.

The following schedule presents noninterest income and expense as a percentage of average assets, excluding non-recurring items, for the three months ended June 30, 1998 and 1997.

                                                1998      1997

Noninterest income                               1.62 %    1.28 (1)
Personnel expense                                1.76      1.66
Occupancy and equipment expense                   .40       .42
Other operating expense                          1.07       .97
Noninterest expense                              3.23      3.05
Net overhead                                     1.61 %    1.77
_______________________________
(1) Excludes $2.3 million (pre-tax) gain on the sale of a subsidiary in 1997.

The effective income tax rate was 36.6% in 1998 compared to 35.1% in the same period of 1997.

Results of Operations - Six Months Ended June 30, 1998 and 1997
Net income for the six months ended June 30, 1998 amounted to $59.3 million, an increase of $6.9 million from the same period in 1997. Basic income per share was $1.43 in 1998, a $.16 or 12.6% increase from the 1997 period. Returns on average assets and shareholders' equity in 1998 were 1.65% and 17.66%, respectively, compared to 1.54% and 17.02%, respectively, in the 1997 period. Merger-related expense incurred during the first quarter of 1997 totaled $792,000 after-tax or $.02 per basic share. The previously discussed gain on the sale of a subsidiary during the second quarter of 1997, resulted in a gain of $1.4 million after-tax or $.04 per share. Excluding the impact of these non-recurring items, returns on average assets and shareholders' equity for the six months ended June 30, 1997 would have been 1.52% and 16.83%, respectively.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Interest-earning assets increased by $353.9 million or 5.4% in the 1998 period. Due primarily to a favorable shift in the mix of interest-earning assets towards loans (75.2% of interest-earning assets in 1998 versus 73.2% in 1997), the overall yield on earning assets increased to 8.51% from 1997's 8.46%. The cost of interest-bearing funds decreased by 6 basis points in the 1998 period to 4.49%. As a result of these favorable changes, the interest rate spread and net interest margin increased by 11 and 12 basis points, respectively, to 4.02% and 4.78%. Net interest income on a taxable equivalent basis increased by $11.7 million or 7.7%.

The provision for loan and lease losses for the first six months of 1998 was $6.8 million compared to $7.5 million in 1997. Net charge-offs as a percentage of average loans were .18% in 1998 and .24% in 1997 (annualized). Excluding revolving credit net charge-offs, the ratios drop to .08% and .11% (annualized), respectively. Revolving credit net charge-offs have improved from 1997's 3.25% to the 2.60% experienced in 1998.

Other income, excluding investment securities transactions and the previously discussed gain on the sale of a subsidiary, increased $9.5 million or 21.7% in the first six months of 1998 to $53.3 million.
The increase was due primarily to a $4.1 million increase in service charges on deposit accounts. The deposit service charge increase resulted primarily from increased deposit volume. Other increases over 1997's levels included trust and custodian fees ($1.2 million), sales and insurance commissions ($1.0 million) and merchant discount ($719,000).

Other expenses, excluding the previously discussed 1997 merger-related expense of $1.0 million, increased in the 1998 period by $9.6 million or 9.3%. This is partially explained by the increase in personnel expense which increased $5.5 million from 1997's level. As discussed previously, the increase was due to general salary increases and a larger workforce with corresponding increases in employee benefits and payroll taxes. Additional smaller increases were recognized for professional services fees, data processing, printing and office supplies and telecommunications expenses.

As a result of the aforementioned changes, net overhead as a percentage of average assets, excluding the impact of the 1997 non-recurring items, improved to 1.64% for the six months ended June 30, 1998 from 1.76% for the same period in 1997. The Corporation's efficiency ratio, excluding the impact of the 1997 non-recurring items, improved from 52.81% for the six months ended June 30,

                                                              Table 2

                     CCB FINANCIAL CORPORATION
        Average Balances and Net Interest Income Analysis
             Six Months Ended June 30, 1998 and 1997
          (Taxable Equivalent Basis - In Thousands) (1)

                                                      1998
                                                    Interest  Average
                                          Average   Income/   Yield/
                                          Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)          $ 5,169,357   232,327     9.05 %
U.S. Treasury and agency
 obligations (3)                         1,276,477    44,872     7.04
States and political subdivision
 obligations                                81,025     3,563     8.80
Equity and other securities (3)             46,526     1,826     7.85
Federal funds sold and other
  short-term investments                   265,830     7,432     5.64
Time deposits in other banks                35,428       805     4.58
    Total earning assets (3)             6,874,643   290,825     8.51

Non-earning assets:
Cash and due from banks                    203,958
Premises and equipment                      87,076
All other assets, net                       65,972
    Total assets                       $ 7,231,649

Interest-bearing liabilities:
Savings and time deposits              $ 5,311,457   116,446     4.42 %
Short-term borrowed funds                  249,628     6,070     4.91
Long-term debt                             153,270     4,686     6.16
  Total interest-bearing liabilities     5,714,355   127,202     4.49

Other liabilities and shareholders' equity:
Demand deposits                            741,333
Other liabilities                           99,128
Shareholders' equity                       676,833

  Total liabilities and
   shareholders' equity                $ 7,231,649

Net interest income and net
 interest margin (4)                               $ 163,623     4.78 %

Interest rate spread (5)                                         4.02 %

                       CCB FINANCIAL CORPORATION
      Average Balances and Net Interest Income Analysis, continued
               Six Months Ended June 30, 1998 and 1997
            (Taxable Equivalent Basis - In Thousands) (1)

                                                      1997
                                                    Interest  Average
                                          Average   Income/   Yield/
                                          Balance   Expense    Rate
Earning assets:
Loans and lease financing (2)          $ 4,775,107   215,778     9.09  %
U.S. Treasury and agency
 obligations (3)                         1,362,339    46,388     6.81
States and political subdivision
 obligations                                82,216     3,638     8.85
Equity and other securities (3)             48,488     1,871     7.72
Federal funds sold and other
  short-term investments                   184,909     5,028     5.48
Time deposits in other banks                67,668     1,766     5.26
    Total earning assets (3)             6,520,727   274,469     8.46

Non-earning assets:
Cash and due from banks                    172,374
Premises and equipment                      86,124
All other assets, net                       77,762
    Total assets                       $ 6,856,987

Interest-bearing liabilities:
Savings and time deposits              $ 5,064,428   112,655     4.49  %
Short-term borrowed funds                  318,809     7,990     5.05
Long-term debt                              57,446     1,891     6.58
  Total interest-bearing liabilities     5,440,683   122,536     4.55

Other liabilities and shareholders' equity:
Demand deposits                            673,800
Other liabilities                          122,179
Shareholders' equity                       620,325

  Total liabilities and
   shareholders' equity                $ 6,856,987

Net interest income and net
 interest margin (4)                               $ 151,933     4.66  %

Interest rate spread (5)                                         3.91  %

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1998 and 1997.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $7,924,000 and $6,816,000 for 1998 and 1997, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

1997 to 51.87% for the same period in 1998. The improvement in both of these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets, excluding non-recurring items, for the six months ended June 30, 1998 and 1997.

                                                1998      1997

Noninterest income                               1.51 %    1.29 (1)
Personnel expense                                1.74      1.68
Occupancy and equipment expense                   .40       .43
Other operating expense                          1.01       .94 (1)
Noninterest expense                              3.15      3.05
Net overhead                                     1.64 %    1.76
_______________________________
(1) Excludes merger-related expense of $1.0 million and the $2.3 million gain on the sale of a subsidiary in 1997.

The effective income tax rate was 36.6% in 1998 compared to 35.9% in the same period of 1997.

Financial Condition

Total assets have increased $351.4 million since June 30, 1997 due solely to internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $6.9 billion for the six months ended June 30, 1997 to $7.2 billion for the six months ended June 30, 1998. At June 30, 1998, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to $19.5 million or .37% of outstanding loans and lease financing and foreclosed real estate.
This compares to $20.6 million or .42% at June 30, 1997. Decreases in nonaccrual loans and lease financing and foreclosed real estate were responsible for the improved ratio. The reserve for loan and lease losses to risk assets was 3.56x at June 30, 1998 compared to 3.20x at December 31, 1997 and 3.07x at June 30, 1997.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.36% and 9.05% for the six months ended June 30, 1998 and 1997, respectively. Increases in this ratio since June 30, 1997 are due primarily to the retention of earnings. Under a previously announced stock repurchase plan, the Corporation has repurchased and retired 1,080,600 shares of its common stock during the period March 2, 1998 through June 30, 1998. The average cost of the shares repurchased was $55.44 per share for a total cost of $59.9 million. Book value per share increased from $15.65 at June 30, 1997 to $16.27 at June 30, 1998, a 4.0% increase.

The unrealized gains on investment securities available for sale, net of applicable taxes, decreased $3.0 million from December 31, 1997 to result in an after-tax unrealized gain at June 30, 1998 of $11.0 million. As of June 30, 1998, unrealized gains on investment securities available for sale, net of applicable taxes, added $.27 per share to book value.

On July 21, 1998, the Corporation's Board of Directors increased the quarterly cash dividend on common stock by 10.6% to a post-split level of $.26 per share. On a pre-split basis, the quarterly cash dividend per share would equal $.52, up from $.47. The dividend is payable October 1, 1998, to shareholders of record as of September 15, 1998. The Corporation has now increased its annual cash dividend for 34 consecutive years.

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

The Corporation and the Banks continue to maintain higher capital ratios than required under regulatory guidelines at June 30, 1998 as indicated below:

                               June 30,       Regulatory
     Ratio                  1998      1997    Minimums

     Tier 1 Capital                              4.00%
          Corporation       11.40%    12.35
          CCB               11.04     12.10
          AmFed             14.44     14.10
          CCB-Ga.           16.60     11.16
     Total Capital                               8.00
          Corporation       13.26     14.27
          CCB               12.22     13.33
          AmFed             15.69     15.35
          CCB-Ga.           17.89     12.44
     Leverage                                    4.00
          Corporation        8.50      8.91
          CCB                8.21      8.90
          AmFed             10.11      8.80
          CCB-Ga.           12.60      9.58


Year 2000 Issue

The Corporation is in the process of assessing and correcting the impact of the "Year 2000 Issue". The Year 2000 Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. This will make it impossible to distinguish 2000 from 1900 and difficult to calculate the passage of time. The Corporation will utilize both internal and external resources to modify or replace and test software for Year 2000 modifications. The Corporation anticipates that its critical applications will be modified or replaced by the end of 1998 which will allow testing and any subsequent modifications to be completed in 1999. Federal regulatory agencies have conducted a review of the Corporation's Year 2000 conversion efforts and no adverse criticism was made on the progress-to-date or its anticipated schedule to complete the Year 2000 project.

The total cost of the Year 2000 project is currently estimated at $4.8 million, of which $2.2 million is attributable to the purchase of new software and hardware which will be capitalized. The remainder of the cost will be expensed as incurred over the next two years and is not expected to have a material effect on the Corporation's results of operations. Estimated costs for the Year 2000 project were increased by $602,000 during the second quarter of 1998. The original estimate for new hardware and software was increased by $188,000 due to replacing more branch office computers than anticipated. The remaining increase of $414,000 is for implementation and testing. Federal regulatory agencies are requiring testing to be done earlier than originally forecasted causing more expense for outside programmers. The agencies also are requiring more documentation pertaining to business risks and contingency planning, for example, what plans the Corporation and Subsidiary Banks have for major vendors and loan and deposit customers whose financial conditions may be adversely impacted by the Year 2000 Issue. During the first six months of 1998, the Corporation incurred $615,000 of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense incurred prior to 1998 was less than $75,000.

The costs of the Year 2000 project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe anticipated.

Trust Business Acquired

On March 10, 1998, the Corporation announced that it had entered into a definitive agreement to acquire from NationsBank Corporation the rights to portions of the institutional trust business of the former Barnett Banks of Florida. This acquisition involves the transfer of certain custody, escrow, and employee benefit accounts of Florida-based customers. All regulatory approvals were received and the transaction was closed during the second quarter of 1998.


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

As of June 30, 1998, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from changes in interest rates.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

       Exhibit 3         Amended Articles of Incorporation.

       Exhibit 22 Report regarding matters submitted to vote of security holders.

       Exhibit 27.1      Financial Data Schedule as of June 30,
                         1998.

       Exhibit 27.2      Restated Financial Data Schedule as of June
                         30, 1997.

(b).  Reports on Form 8-K

         No reports on Form 8-K were filed in the second quarter.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: August 12, 1998                   /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        Chairman, President and
                                        Chief Executive Officer


Date: August 12, 1998                   /s/ ROBERT L. SAVAGE, JR.
                                        Robert L. Savage, Jr.
                                        Senior Vice President and
                                        Chief Financial Officer


Date: August 12, 1998                   /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)