Form 10-Q
period 1998-09-30
CCB FINANCIAL CORP
filed 1998-11-13
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended September 30, 1998


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par value                 40,551,135
    (Class of Stock)        (Shares outstanding as of November 10, 1998)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      September 30, 1998, December 31, 1997 and
      September 30, 1997                                         3

   Consolidated Statements of Income
      Three and Nine Months Ended September 30, 1998 and 1997    4

   Consolidated Statements of Shareholders' Equity
      Nine Months Ended September 30, 1998 and 1997              5

   Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1998 and 1997              6

   Notes to Consolidated Financial Statements
      Nine Months Ended September 30, 1998 and 1997              7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          10

 Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                            19

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                       20

 Signatures                                                      21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                     CCB Financial Corporation and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)           (Unaudited)
                                        September  December   September
                                           30,         31,        30,
                                           1998        1997      1997
                                       (In Thousands Except Share Data)
Assets:
Cash and due from banks              $    256,065     277,469    217,669
Time deposits in other banks               53,073      19,875     34,247
Federal funds sold and other
 short-term investments                   222,000     122,000    185,000
Investment securities:
   Available for sale (amortized
    costs of $1,252,408,
    $1,359,376 and $1,349,774)          1,283,103   1,382,107  1,370,441
   Held to maturity (market values
    of $85,955, $87,002 and $86,769)       80,334      81,617     81,677
Loans and lease financing (notes
 2 and 4)                               5,360,547   5,093,569  4,975,169
   Less reserve for loan and
    lease losses (note 3)                  71,543      67,594     66,619
     Net loans and lease financing      5,289,004   5,025,975  4,908,550
Premises and equipment                     91,251      86,035     84,914
Other assets (note 4)                     132,439     143,450    144,117
         Total assets                $  7,407,269   7,138,528  7,026,615

Liabilities:
Deposits:
   Demand (noninterest-bearing)      $    820,760     740,338    699,773
   Savings and NOW accounts               728,622     727,108    693,480
   Money market accounts                1,776,916   1,636,683  1,618,311
   Jumbo time deposits                    430,970     392,435    384,696
   Consumer time deposits               2,459,721   2,488,033  2,444,878
      Total deposits                    6,216,989   5,984,597  5,841,138
Short-term borrowed funds                 235,759     276,436    298,024
Long-term debt                            176,220     100,686    100,919
Other liabilities                          91,672      95,449    125,079
         Total liabilities              6,720,640   6,457,168  6,365,160

Shareholders' equity (note 5):
Serial preferred stock. Authorized
 10,000,000 shares; none issued                --          --         --
Common stock of $5 par value.
 Authorized 100,000,000 shares;
 40,598,757, 41,552,824
 and 41,507,050 shares issued             202,994     207,764    207,534
Additional paid-in capital                 86,788     143,784    143,304
Retained earnings                         378,006     315,864    297,998
Accumulated other comprehensive
 income                                    18,841      13,980     12,682
Less: Unearned common stock held
 by management recognition plans               --        (32)       (63)
         Total shareholders' equity       686,629     681,360    661,455
         Total liabilities and
          shareholders' equity       $  7,407,269   7,138,528  7,026,615

See accompanying notes to consolidated financial statements.

                 CCB Financial Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                     Three Months Ended September 30,
                                            1998        1997
                                   (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans
 and lease financing                   $    119,402    112,131
Interest and dividends on
 investment securities:
     U.S. Treasury                            6,546      7,992
     U.S. Government agencies
      and corporations                       12,887     13,895
     States and political subdivisions
      (primarily tax-exempt)                  1,177      1,208
     Equity and other securities                801        753
Interest on time deposits
 in other banks                                 690        466
Interest on federal funds sold
 and other short-term investments             4,180      2,487
          Total interest income             145,683    138,932

Interest expense:
Deposits                                     58,938     58,123
Short-term borrowed funds                     2,952      3,769
Long-term debt                                2,714      1,637
          Total interest expense             64,604     63,529
Net interest income                          81,079     75,403
Provision for loan and lease
 losses (note 3)                              4,778      5,355
Net interest income after provision
 for loan and lease losses                   76,301     70,048

Other income:
Service charges on deposit accounts          13,919     11,252
Trust and custodian fees                      2,392      2,189
Sales and insurance commissions               2,937      2,625
Merchant discount                             2,272      1,785
Other service charges and fees                1,925      2,120
Other operating income                        4,737      2,898
Investment securities gains                     406        195
Investment securities losses                      -       (23)
          Total other income                 28,588     23,041

Other expenses:
Personnel expense                            31,507     28,501
Net occupancy expense                         4,185      3,731
Equipment expense                             3,673      3,129
Other operating expense                      19,529     15,105
Merger-related expense                            -     16,253
          Total other expenses               58,894     66,719

Income before income taxes                   45,995     26,370
Income taxes                                 15,632     11,062
Net income                             $     30,363     15,308

Earnings per common share (note 5):
     Basic                             $        .75        .37
     Diluted                                    .74        .37

Weighted average shares
 outstanding (note 5):
     Basic                                   40,598     41,482
     Diluted                                 41,083     42,002

                     CCB Financial Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF INCOME, Continued
                                  (Unaudited)

                                     Nine Months Ended September 30,
                                            1998        1997
                                 (In Thousands Except Per Share Data)

Interest income:
Interest and fees on loans
 and lease financing                   $    351,610    327,762
Interest and dividends on
 investment securities:
     U.S. Treasury                           21,179     23,861
     U.S. Government agencies
      and corporations                       40,291     41,733
     States and political subdivisions
      (primarily tax-exempt)                  3,559      3,636
     Equity and other securities              2,344      2,309
Interest on time deposits
 in other banks                               1,495      2,232
Interest on federal funds sold
 and other short-term investments            11,404      7,435
          Total interest income             431,882    408,968

Interest expense:
Deposits                                    175,384    170,778
Short-term borrowed funds                     9,022     11,759
Long-term debt                                7,400      3,528
          Total interest expense            191,806    186,065
Net interest income                         240,076    222,903
Provision for loan and lease
 losses (note 3)                             11,564     12,904
Net interest income after provision
 for loan and lease losses                  228,512    209,999

Other income:
Service charges on deposit accounts          39,749     32,965
Trust and custodian fees                      7,455      6,091
Sales and insurance commissions               8,511      7,171
Merchant discount                             6,415      5,209
Other service charges and fees                5,862      5,669
Other operating income                       13,452     11,827
Investment securities gains                   1,416        338
Investment securities losses                   (27)       (94)
          Total other income                 82,833     69,176

Other expenses:
Personnel expense                            94,061     85,548
Net occupancy expense                        11,831     11,726
Equipment expense                            10,401      9,457
Other operating expense                      55,611     47,121
Merger-related expense                            -     17,269
          Total other expenses              171,904    171,121

Income before income taxes                  139,441    108,054
Income taxes                                 49,818     40,375
Net income                             $     89,623     67,679

Earnings per common share (note 5):
     Basic                             $       2.18       1.64
     Diluted                                   2.16       1.62

Weighted average shares
 outstanding (note 5):
     Basic                                   41,026     41,409
     Diluted                                 41,562     41,895


See accompanying notes to consolidated financial statements.

                CCB Financial Corporation and Subsidiaries
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                                           Accumulated
                                                              Other    Management
                                        Additional            Compre-    Recog-    Total
                                Common   Paid-In   Retained   hensive    nition Shareholders'
                                Stock    Capital   Earnings    Income    Plans     Equity
                                                          (In Thousands)

Balance December 31, 1996,
 as originally reported       $ 103,169   140,617     361,072    7,329   (738)   611,449
Common stock issued in 1998
 in two-for-one stock split     103,169      -      (103,169)     -        -         -
Balance December 31, 1996,
 as restated                    206,338   140,617     257,903    7,329   (738)   611,449

Net income                         -         -         67,679     -        -      67,679
Stock options exercised,
 net of shares tendered           1,144     2,343       (572)     -        -       2,915
Transactions pursuant to
 restricted stock plan               54       373        (27)     -        -         400
Earned portion of manage-
 ment recognition plans            -         -          -         -        675       675
Other transactions, net             (2)      (29)           2     -        -        (29)
Cash dividends ($.655
 per share)                        -         -       (26,987)     -        -    (26,987)
Other comprehensive income -
 Unrealized gains on
  securities, net of
  reclassification
  adjustment (note 1)              -         -          -        5,353     -       5,353

Balance September 30, 1997    $ 207,534   143,304     297,998   12,682    (63)   661,455


Balance December 31, 1997     $ 207,764   143,784     315,864   13,980    (32)   681,360

Net income                         -         -         89,623     -        -      89,623
Stock options exercised,
 net of shares tendered             813     1,469       (402)     -        -       1,880
Tax benefit from stock
 options exercised                 -          444       -         -        -         444
Transactions pursuant to
 restricted stock plan               19       281        (10)     -        -         290
Shares repurchased and
 retired                        (5,601)   (59,180)       2,801     -        -   (61,980)
Earned portion of manage-
 ment recognition plans            -         -          -         -         32        32
Other transactions, net             (1)      (10)       -         -        -        (11)
Cash dividends ($.73
 per share)                        -         -       (29,870)     -        -    (29,870)
Other comprehensive income -
 Unrealized gains on
  securities, net of
  reclassification
  adjustment (note 1)              -         -          -        4,861     -       4,861

Balance September 30, 1998     $ 202,994    86,788     378,006   18,841    -     686,629

See accompanying notes to consolidated financial statements.

            CCB Financial Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                                       1998      1997
                                                       (In Thousands)
Operating activities:
Net income                                        $    89,623     67,679
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation, amortization and accretion, net         15,011     17,227
 Provision for loan and lease losses                   11,564     12,904
 Net (gain) loss on sales of investment
  securities                                          (1,389)      (244)
 Sale of securitized mortgage loans at par                  -     25,658
 Sales of loans held for sale                         411,945    138,320
 Origination of loans held for sale                 (448,541)  (132,610)
 Changes in:
   Accrued interest receivable                          1,785    (1,702)
   Accrued interest payable                             (901)     17,032
   Other assets                                        20,006    (1,621)
   Other liabilities                                  (7,232)    (4,032)
 Other operating activities, net                     (14,600)    (4,213)
      Net cash provided by operating activities        77,271    134,398

Investing activities:
Proceeds from:
  Maturities and issuer calls of investment
    securities held to maturity                         1,267      2,568
  Sales of investment securities available
    for sale                                           36,037    190,356
  Maturities and issuer calls of investment
    securities available for sale                     422,981    337,426
Purchases of:
  Investment securities available for sale          (355,028)  (516,594)
  Premises and equipment                             (13,335)    (6,855)
Net originations of loans and leases
  receivable                                        (234,667)  (396,111)
Net cash acquired (paid) in acquisitions
  (dispositions)                                            -     14,577
      Net cash used by investing activities         (142,745)  (374,633)

Financing activities:
Net increase in deposit accounts                      232,392     99,684
Net decrease in short-term borrowed funds            (40,677)   (58,815)
Proceeds from issuance of long-term debt               76,140     50,129
Repayments of long-term debt                            (606)    (7,764)
Issuances of common stock from exercise
 of stock options, net                                  1,880      2,915
Purchase and retirement of common stock              (61,980)          -
Other equity transactions, net                           (11)       (29)
Cash dividends paid                                  (29,870)   (26,987)
      Net cash provided by financing activities       177,268     59,133

Net increase (decrease) in cash and
 cash equivalents                                     111,794  (181,102)
Cash and cash equivalents at beginning of year        419,344    618,018
Cash and cash equivalents at end of period        $   531,138    436,916

Supplemental disclosures of cash flow
 information:
Interest paid during the period                   $   192,708    169,033
Income taxes paid during the period               $    52,842     43,928

Supplemental disclosures of noncash investing
 and financing activities:
Change in market value of securities available
 for sale, net of deferred tax benefit of
 $(3,103) and $(3,191), respectively              $     4,861      5,353
Transactions pursuant to restricted stock plan
 and stock option plan, net of deferred tax
 expense of $484 in 1998                          $       290        400

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
             Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

(1) Consolidation and Presentation

The accompanying unaudited consolidated financial statements of CCB Financial Corporation (the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Comprehensive Income
Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income and for the nine months ended September 30, 1998 and 1997 amounted to $94,484,000 and $73,032,000, respectively.

The Corporation's "other comprehensive income" for the nine months ended September 30, 1998 and 1997 and "accumulated other comprehensive income" as of September 30, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Consolidation and Presentation - Continued

Other comprehensive income for the nine months ended September 30, 1998 and 1997 follows (in thousands):

                                                     1998             1997
Unrealized holding gains arising during period   $   6,250             5,597
Less reclassification adjustment for gains
      included in net income                         1,389               244
Net unrealized gains on securities               $   4,861             5,353

(2) Loans and Lease Financing

A summary of loans and lease financing at September 30, 1998 and 1997 follows (in thousands):

                                                     1998             1997
Commercial, financial and agricultural           $  674,518          667,338
Real estate-construction                            850,772          703,595
Real estate-mortgage                              3,096,401        2,860,612
Instalment loans to individuals                     486,568          501,847
Revolving credit                                    208,343          204,695
Lease financing                                      50,586           42,794
   Gross loans and lease financing                5,367,188        4,980,881
Less unearned income                                  6,641            5,712
   Total loans and lease financing              $ 5,360,547        4,975,169

Mortgage loans held for sale totaled $62,783,000 and $19,734,000 at September 30, 1998 and 1997, respectively, and are reported at the lower of cost or market. During the first quarter of 1997, the Subsidiary Banks securitized $138,306,000 of mortgage loans of which $112,648,000 were retained in the available for sale portfolio at March 31, 1997 and the remainder were sold at par. The retained securitized loans were sold during the third quarter of 1997 at a nominal gain.

At September 30, 1998, impaired loans amounted to $16,011,000 compared to $10,174,000 at September 30, 1997. The related reserve for loan and lease losses on these loans amounted to $2,392,000 at September 30, 1998 and $2,225,000 at September 30, 1997. During the nine months ended September 30, 1998 and 1997, loans totaling $1,973,000 and $1,680,000, respectively, were transferred to "other assets" due to loan foreclosure.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the nine months ended September 30, 1998 and 1997 (in thousands):

                                              1998        1997
Balance at beginning of year                $67,594      61,257
Provision charged to operations              11,564      12,904
Recoveries of loans and leases
 previously charged-off                       1,881       2,590
Loan and lease losses charged to reserve     (9,496)    (10,132)
Balance at end of period                    $71,543      66,619

(4) Risk Assets

Following is a summary of risk assets at September 30, 1998 and 1997 (in thousands):

                                             1998         1997
Nonaccrual loans and lease financing       $ 16,936      15,032
Other real estate acquired through
   loan foreclosures                          1,152       2,218
Restructured loans and lease financing          756         798
Accruing loans and lease financing
   90 days or more past due                   2,987       3,219
Total risk assets                          $ 21,831      21,267

(5) Share and Per Share Data

On July 21, 1998, the Corporation's Board of Directors approved a two-for-one stock split to be effected in the form of a 100% common stock dividend for each outstanding share. The stock dividend was issued on October 1, 1998, to shareholders of record as of September 15, 1998. The consolidated financial statements have been adjusted for the impact of the stock dividend as if it had occurred at the beginning of the earliest period presented.

(6) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively the "Subsidiary Banks"), and CCB's wholly-owned subsidiaries, CCB Investment and Insurance Service Corporation ("CCBIISC"), Salem Trust Company, CCBDE, Inc. and Southland Associates, Inc., and AmFed's wholly-owned subsidiaries, American Service Corporation of S.C., Mortgage North, AMFEDDE, Inc., and Finance South, Inc., for the three and nine months ended September 30, 1998 and 1997. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

On July 21, 1998, the Corporation's Board of Directors approved a two-for-one stock split to be effected in the form of a 100% common stock dividend for each outstanding share. The stock dividend was issued on October 1, 1998, to shareholders of record as of September 15, 1998. The following discussion and accompanying unaudited financial statements have been restated to include the impact of the stock dividend as if it had occurred at the beginning of the earliest period presented.

Results of Operations - Three Months Ended September 30, 1998 and 1997 Net income for the three months ended September 30, 1998 amounted to $30.4 million compared to 1997's $15.3 million. Basic income per share totaled $.75 in 1998 compared to $.37 in the third quarter of 1997. Returns on average assets and shareholders' equity were 1.65% and 18.03%, respectively, in 1998 compared to 1997's .87% and 9.33%. Merger-related expense incurred during the third quarter of 1997 totaled $11.9 million after-tax and related to the Corporation's acquisition of AmFed. Excluding the impact of the merger-related expense, basic income per share totaled $.66 and returns on average assets and shareholders' equity were 1.54% and 16.55%, respectively.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $338.2 million or 5.1% in the 1998 period. The overall yield on earning assets decreased 4 basis points to 8.44% from 1997's 8.48% primarily due to decreased loan yields. The cost of interest-bearing funds decreased by 14 basis points in the 1998 period to 4.44% due primarily to the lower rates paid for savings and time deposits, 4.37% in 1998 versus 4.51% in 1997. The interest rate spread and net interest margin increased by 10 and 9 basis points to 4.00% and 4.76%, respectively, compared with one year ago. Net interest income on a taxable equivalent basis increased by $5.6 million or 7.2%.

The provision for loan and lease losses for the third quarter of 1998 was $4.8 million compared to $5.4 million in 1997. The reserve for loan and lease losses to loans and lease financing outstanding was 1.33% at September 30, 1998 compared to 1997's 1.34%. Current quarter loan and lease charge-offs amounted to $2.9 million or .22% (annualized) of average loans and lease financing compared to .14% (annualized) in the third quarter of 1997. Excluding revolving credit net charge-offs, the ratios drop to .12% and .04% (annualized), respectively.

                                                               Table 1

                         CCB FINANCIAL CORPORATION
             Average Balances and Net Interest Income Analysis
               Three Months Ended September 30, 1998 and 1997
                (Taxable Equivalent Basis - In Thousands) (1)

                                                      1998
                                                    Interest    Average
                                          Average   Income/     Yield/
                                          Balance   Expense      Rate
Earning assets:
Loans and lease financing (2)          $ 5,306,203   119,453       8.95 %
U.S. Treasury and agency
 obligations (3)                         1,180,592    20,785       7.03
States and political subdivision
 obligations                                80,449     1,764       8.76
Equity and other securities (3)             47,006       946       8.05
Federal funds sold and other
 short-term investments                    302,605     4,302       5.64
Time deposits in other banks                54,634       690       5.01
  Total earning assets (3)               6,971,489   147,940       8.44

Non-earning assets:
Cash and due from banks                    196,340
Premises and equipment                      89,928
All other assets, net                       58,466
  Total assets                         $ 7,316,223

Interest-bearing liabilities:
Savings and time deposits              $ 5,353,499    58,938       4.37 %
Short-term borrowed funds                  240,564     2,952       4.86
Long-term debt                             176,291     2,714       6.11
  Total interest-bearing liabilities     5,770,354    64,604       4.44

Other liabilities and shareholders' equity:
Demand deposits                            785,276
Other liabilities                           92,349
Shareholders' equity                       668,244
  Total liabilities and
   shareholders' equity                $ 7,316,223

Net interest income and net
 interest margin (4)                               $   83,336      4.76 %

Interest rate spread (5)                                           4.00 %

                       CCB FINANCIAL CORPORATION
    Average Balances and Net Interest Income Analysis, Continued
            Three Months Ended September 30, 1998 and 1997
             (Taxable Equivalent Basis - In Thousands) (1)

                                                      1997
                                                    Interest    Average
                                          Average   Income/     Yield/
                                          Balance   Expense      Rate
Earning assets:
Loans and lease financing (2)          $ 4,924,014   112,201       9.06 %
U.S. Treasury and agency
 obligations (3)                         1,356,011    23,324       6.88
States and political subdivision
 obligations                                81,806     1,811       8.85
Equity and other securities (3)             46,422       898       7.74
Federal funds sold and other
 short-term investments                    179,993     2,579       5.68
Time deposits in other banks                45,063       466       4.10
  Total earning assets (3)               6,633,309   141,279       8.48

Non-earning assets:
Cash and due from banks                    181,461
Premises and equipment                      85,714
All other assets, net                       81,939
  Total assets                         $ 6,982,423

Interest-bearing liabilities:
Savings and time deposits              $ 5,116,326    58,123       4.51 %
Short-term borrowed funds                  293,878     3,769       5.37
Long-term debt                             100,957     1,637       6.48
  Total interest-bearing liabilities     5,511,161    63,529       4.58

Other liabilities and shareholders' equity:
Demand deposits                            691,200
Other liabilities                          129,074
Shareholders' equity                       650,988
  Total liabilities and
   shareholders' equity                $ 6,982,423

Net interest income and net
 interest margin (4)                                  77,750       4.67 %

Interest rate spread (5)                                           3.90 %

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1998 and 1997.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $4,497,000 and $3,012,000 for 1998 and 1997, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Other income, excluding investment securities transactions, increased $5.3 million or 23.2% in the third quarter of 1998 to $28.2 million. This increase is partially explained by a $2.7 million increase in service charges on deposit accounts. The service charge increase resulted primarily from increased deposit volumes and repricing of certain deposit services based upon the results of product profitability analyses. In addition, there was a $1.8 million increase in the Corporation's secondary mortgage income due to increased mortgage originations. Merchant discount increased $487,000 from 1997 due to an increased volume of business and a review of the pricing structure. Sales and insurance commissions increased $312,000 from 1997 due to a higher volume of brokerage transactions. CCBIISC provides brokerage services to two other financial institutions through a correspondent bank program initiated in 1997 which provides additional commission income. Trust and custodian fees increased $203,000 due to growth in assets managed.

Other expenses, excluding 1997's previously discussed pre-tax merger-related expense of $16.3 million, increased in the 1998 period by $8.4 million or 16.7%. This is partially explained by a $3.0 million increase in personnel expense from 1997's level. The increase was due to general salary increases and a larger workforce which had the combined effect of increasing salary expense by $2.5 million with corresponding increases in employee benefits and payroll taxes. In addition, professional services fees increased $1.7 million primarily due to expenses attributable to the Year 2000 project (discussed below in "Financial Condition"). Occupancy and equipment increased $1.0 million, office supplies and postage increased $1.0 million, and telecommunications expense increased $488,000; all such increases were due to growth of the Subsidiary Banks' operations.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets was 1.65% for the three months ended September 30, 1998 compared to 1.56% for the same period in 1997. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) was 52.62% for the three months ended September 30, 1998 compared to 50.07% for the same period in 1997.

The following schedule presents noninterest income and expense as a percentage of average assets, excluding non-recurring items, for the three months ended September 30, 1998 and 1997.

                                                1998      1997

Noninterest income                               1.55 %    1.31
Personnel expense                                1.71      1.62
Occupancy and equipment expense                   .43       .39
Other operating expense                          1.06       .86 (1)
Noninterest expense                              3.20      2.87
Net overhead                                     1.65 %    1.56
_______________________________
(1) Excludes merger-related expense of $16.3 million.

The effective income tax rate was 34.0% in 1998 compared to 41.9% in the same period of 1997. The 1997 rate was higher due to certain non-deductible merger-related expense.

Results of Operations - Nine Months Ended September 30, 1998 and 1997 Net income for the nine months ended September 30, 1998 amounted to $89.6 million, an increase of $21.9 million from the same period in 1997. Basic income per share was $2.18 in 1998, a $.54 or 32.9% increase from the 1997 period. Returns on average assets and shareholders' equity in 1998 were 1.65% and 17.78%, respectively, compared to 1.31% and 14.35%, respectively, in the 1997 period. Non-recurring items recognized during the nine months ended September 30, 1997 were merger-related expense totaling $12.7 million (after-tax) and $1.4 million of gain (after-tax) generated from the sale of an AmFed subsidiary. Excluding the impact of these non-recurring items, basic income per share totaled $1.91 and returns on average assets and shareholders' equity were 1.53% and 16.74%, respectively.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Interest-earning assets increased by $348.6 million or 5.3% in the 1998 period. Despite a 7 basis point drop in the yield on loans, increased yields on investment securities and other earning assets and a favorable shift in the mix of interest-earning assets resulted in a 2 basis point increase in the yield on earning assets. The cost of interest-bearing funds decreased by 8 basis points in the 1998 period to 4.47%. As a result of these favorable changes, the interest rate spread and net interest margin each increased 10 basis points to 4.01% and 4.77%, respectively, compared with one year ago. Net interest income on a taxable equivalent basis increased by $17.3 million or 7.5%.

The provision for loan and lease losses for the first nine months of 1998 was $11.6 million compared to $12.9 million in 1997. Net charge-offs as a percentage of average loans were .20% in 1998 and .21% in 1997 (annualized). Excluding revolving credit net charge-offs, the ratios drop to .10% and .08% (annualized), respectively. Revolving credit net charge-offs have improved from 1997's 2.98% to the 2.59% (annualized) experienced in 1998.

Other income, excluding investment securities transactions and the previously discussed gain on the sale of a subsidiary, increased $14.8 million or 22.2% in the first nine months of 1998 to $81.4 million. The increase was due in part to a $6.8 million increase in service charges on deposit accounts. The deposit service charge increase resulted primarily from increased deposit volumes and repricing of certain deposit services based upon the results of product profitability analyses. The Corporation's secondary mortgage income increased $3.9 million due to increased mortgage originations. Other increases over 1997's levels included trust and custodian fees ($1.4 million), sales and insurance commissions ($1.3 million) and merchant discount ($1.2 million) for reasons discussed previously.

Other expenses, excluding the previously discussed 1997 merger-related expense of $17.3 million, increased in the 1998 period by $18.1 million or 11.7%. This is partially explained by the increase in personnel expense which increased $8.5 million from 1997's level. As discussed previously, the increase was due to general salary increases and a larger workforce with corresponding increases in employee benefits and payroll taxes. Professional services fees and data processing expense increased $3.2 million due in part to the previously mentioned Year 2000 project. Printing and office supplies increased $1.6 million and telecommunications expense increased $871,000 from 1997 due to general growth of the Subsidiary Banks' operations.

                                                                Table 2

                      CCB FINANCIAL CORPORATION
         Average Balances and Net Interest Income Analysis
           Nine Months Ended September 30, 1998 and 1997
           (Taxable Equivalent Basis - In Thousands) (1)

                                                      1998
                                                    Interest      Average
                                          Average    Income/      Yield/
                                          Balance    Expense      Rate
Earning assets:
Loans and lease financing (2)         $ 5,215,474    351,780       9.01 %
U.S. Treasury and agency
 obligations (3)                        1,244,164     65,657       7.03
States and political subdivision
 obligations                               80,831      5,327       8.78
Equity and other securities (3)            46,688      2,772       7.92
Federal funds sold and other
 short-term investments                   278,223     11,735       5.64
Time deposits in other banks               41,899      1,495       4.77
  Total earning assets (3)              6,907,279    438,766       8.48

Non-earning assets:
Cash and due from banks                   201,391
Premises and equipment                     88,037
All other assets, net                      63,443
  Total assets                        $ 7,260,150

Interest-bearing liabilities:
Savings and time deposits             $ 5,325,626    175,384       4.40 %
Short-term borrowed funds                 246,574      9,022       4.89
Long-term debt                            161,028      7,400       6.13
  Total interest-bearing liabilities    5,733,228    191,806       4.47

Other liabilities and shareholders' equity:
Demand deposits                           756,142
Other liabilities                          96,842
Shareholders' equity                      673,938
  Total liabilities and
   shareholders' equity               $ 7,260,150

Net interest income and net
 interest margin (4)                              $  246,960       4.77 %

Interest rate spread (5)                                           4.01 %

                       CCB FINANCIAL CORPORATION
      Average Balances and Net Interest Income Analysis, Continued
             Nine Months Ended September 30, 1998 and 1997
             (Taxable Equivalent Basis - In Thousands) (1)

                                                      1997
                                                    Interest      Average
                                          Average    Income/      Yield/
                                          Balance    Expense      Rate
Earning assets:
Loans and lease financing (2)         $ 4,825,288    327,979       9.08 %
U.S. Treasury and agency
 obligations (3)                        1,360,206     69,712       6.84
States and political subdivision
 obligations                               82,078      5,449       8.85
Equity and other securities (3)            47,792      2,769       7.73
Federal funds sold and other
 short-term investments                   183,252      7,607       5.55
Time deposits in other banks               60,051      2,232       4.97
  Total earning assets (3)              6,558,667    415,748       8.46

Non-earning assets:
Cash and due from banks                   178,251
Premises and equipment                     85,945
All other assets, net                      76,395
  Total assets                        $ 6,899,258

Interest-bearing liabilities:
Savings and time deposits             $ 5,081,917    170,778       4.49 %
Short-term borrowed funds                 310,408     11,759       5.32
Long-term debt                             72,109      3,528       6.52
  Total interest-bearing liabilities    5,464,434    186,065       4.55

Other liabilities and shareholders' equity:
Demand deposits                           679,664
Other liabilities                         124,502
Shareholders' equity                      630,658
  Total liabilities and
   shareholders' equity               $ 6,899,258

Net interest income and net
 interest margin (4)                                 229,683       4.67 %

Interest rate spread (5)                                           3.91 %

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1998 and 1997.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $12,421,000 and $9,828,000 for 1998 and 1997, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

As a result of the aforementioned changes, net overhead as a percentage of average assets, excluding the impact of the 1997 non-recurring items, improved to 1.63% for the nine months ended September 1998 from 1.68% for the same period in 1997. The Corporation's efficiency ratio was 52.12% for the nine months ended September 30, 1998 compared to 51.88% for the same period in 1997.

The following schedule presents noninterest income and expense as a percentage of average assets, excluding non-recurring items, for the nine months ended September 30, 1998 and 1997.

                                                1998      1997

Noninterest income                               1.53 %    1.30 (1)
Personnel expense                                1.73      1.66
Occupancy and equipment expense                   .41       .41
Other operating expense                          1.02       .91 (1)
Noninterest expense                              3.16      2.98
Net overhead                                     1.63 %    1.68
_______________________________
(1) Excludes the $2.3 million gain on the sale of a subsidiary and merger-related expense of $17.3 million in 1997.

The effective income tax rate was 35.7% in 1998 compared to 37.4% in the same period of 1997. Non-deductible merger-related expense resulted in the higher effective tax rate experienced in the first nine months of 1997.

Financial Condition

Total assets have increased $380.7 million since September 30, 1997 due solely to internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $6.9 billion for the nine months ended September 30, 1997 to $7.3 billion for the nine months ended September 30, 1998.

At September 30, 1998, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to $21.8 million or .41% of outstanding loans and lease financing and foreclosed real estate. This compares to $21.3 million or .43% at September 30, 1997. The reserve for loan and lease losses to risk assets was 3.28x at September 30, 1998 compared to 3.20x at December 31, 1997 and 3.13x at September 30, 1997.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.28% and 9.14% for the nine months ended September 30, 1998 and 1997, respectively. Under a previously announced stock repurchase plan, the Corporation has repurchased and retired 1,120,400 shares of its common stock during the period March 2, 1998 through September 30, 1998. The average cost of the shares repurchased was $55.33 per share for a total cost of $62.0 million. Book value per share increased from $15.94 at September 30, 1997 to $16.91 at September 30, 1998, a 6.1% increase.

The unrealized gains on investment securities available for sale, net of applicable taxes, increased $4.9 million from December 31, 1997 to result in an after-tax unrealized gain at September 30, 1998 of $18.8 million. As of September 30, 1998, unrealized gains on investment securities available for sale, net of applicable taxes, added $.46 per share to book value.

On October 20, 1998, the Corporation's Board of Directors, as part of a continuing program, authorized stock repurchases of up to 1,000,000 shares, plus additional repurchases needed to retire any shares issued for the exercise of stock options, restricted stock awards, or other corporate purposes. Purchases can begin immediately and the authorization will expire in October 1999. The Board of Directors also declared a quarterly cash dividend on common stock of $.26. The dividend is payable January 4, 1999, to shareholders of record as of December 15, 1998. The Corporation has increased its annual cash dividend for 34 consecutive years.

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

The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines at September 30, 1998 as indicated below:

                             September 30,    Regulatory
     Ratio                  1998      1997    Minimums

     Tier 1 Capital                              4.00%
          Corporation       11.45%    11.96
          CCB               10.82     11.95
          AmFed             14.86     12.42
          CCB-Ga.           18.11     11.91
     Total Capital                               8.00
          Corporation       13.30     13.85
          CCB               12.01     13.16
          AmFed             16.17     13.67
          CCB-Ga.           19.40     13.20
     Leverage                                    4.00
          Corporation        8.74      8.88
          CCB                8.27      8.95
          AmFed             10.43      8.51
          CCB-Ga.           13.51     10.15

Year 2000 Issue

The Corporation is in the midst of its project to assess and
correct the impact of the "Year 2000 Issue".   The Year 2000
Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. Historically, the first two digits were eliminated to save memory. Since in such systems there is no accommodation for the full four-digit year, a serious problem may occur when "00" is used to identify the Year 2000. For these systems, it is not only impossible to distinguish 2000 from 1900 but it also becomes difficult to calculate the passage of time between preceding years and the Year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things, an inability to process customer transactions, properly accrue interest income and expense or engage in normal business activities. In addition, non-banking systems such as security alarms, elevators, telephones, etc. are subject to a Year 2000 malfunction due to their dependence upon computers for proper operation. As described, the Year 2000 Issue presents a number of challenges to financial institutions' management; correction of Year 2000 Issues will be costly and complex for the entire industry.

The Corporation began discussing the Year 2000 Issue more than two years ago and adopted a Year 2000 Strategic Project Plan to address the issue. The Corporation's Year 2000 plan follows guidelines outlined by the Federal Financial Institutions Examination Council ("FFIEC"). The FFIEC requires all banks to develop plans with five critical phases: awareness, assessment, renovation, validation and implementation. The awareness phase defined the Year 2000 Issue and the potential challenges associated with the date change. The assessment phase consisted of an evaluation of the size and complexity of ensuring that the Corporation will be ready for the Year 2000. During the assessment phase, the Corporation determined that it would be required to modify a significant portion of its software and replace certain software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. During the renovation phase, system upgrades will be implemented and applicable hardware will be replaced. The validation phase involves testing all computer systems. Even if software has been tested by the vendor and certified Year 2000-ready, the Corporation's Year 2000 project team will re-test and validate all software to ensure compatibility with the Corporation's information systems environment. The implementation phase is the final step which involves incorporating Year 2000-ready systems into the day-to-day operations of the Corporation.

The renovation of all major software applications was completed in early September 1998. The Corporation is currently testing its software in a Year 2000 environment to determine if any applications need additional modifications; this testing is scheduled to be completed by early January 1999. A new Year 2000-ready mainframe computer will be put into production during mid-January 1999. Any problems identified in the initial Year 2000 testing will be addressed and corrected during the remainder of 1999. Substantially all testing and replacement of mission critical personal computers is scheduled to be completed by the end of 1998. In addition, the project team has evaluated the aforementioned non-banking systems susceptible to Year 2000 problems and started converting or replacing the computer-related components to make them Year 2000-ready.

In addition to ensuring the proper operation of its systems, the Corporation is also monitoring the remediation efforts of third-party entities whose own Year 2000 disruptions would impact the Corporation's operations. The estimated costs to assess the impact of third parties' remediation efforts are included in the Corporation's total Year 2000 project costs and estimates. The project team identified the vendors whose operations were deemed mission critical to the Corporation's operations and the project team has contacted these vendors regarding their progress in correcting their Year 2000 Issues. In addition, the Corporation has initiated communication with its major customers to determine the extent of their Year 2000 preparedness. As most corporate customers depend on computer systems for normal operations, a disruption in their business could result in potentially significant financial difficulties. In the loan and deposit areas, major customers of $1 million or more have been identified. As of September 30, 1998, the Corporation had contacted in excess of 95% of major customers and appropriately documented the communications as to risk to the Corporation. Finally, financial institutions such as the Subsidiary Banks exchange large volumes of date-sensitive data electronically between other financial institutions, clearing houses, customers and regulatory agencies. The Corporation will test and verify, as appropriate, these data exchanges. Based on these reviews of critical vendors, major customers and other major counter-parties, at present the Corporation feels that there is not an inordinate amount of risk which would require the establishment of any special reserves for the Year 2000 Issue. The Corporation will continue to monitor and test the remediation efforts of these third parties and determine if it needs to modify its own operations due to their failure to remediate their Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, will not have an adverse effect on the Corporation.

The Corporation has a contingency plan that outlines emergency response procedures that meet regulatory guidelines. The goal of the contingency plan is to facilitate the resumption of business in the event there is a disruption of critical systems necessary to operate. Contingency plans include alternative power sources, off-site processing, etc. While the Corporation's project team is monitoring the progress of the Year 2000 plan, consulting firms are also being used to keep track of the readiness program. A Year 2000 consulting services group is overseeing the Year 2000 Project Management Office on an on-going basis. As the Corporation and its Subsidiary Banks are regulated by federal and state banking regulatory agencies, they are required to comply with those agencies' Year 2000 modification schedules. Federal regulatory agencies periodically review the Corporation's Year 2000 conversion efforts and have had no adverse criticism on the progress-to-date or its anticipated schedule to complete the Year 2000 project. Management believes that it will meet the regulators' timeframe for Year 2000 compliance. In addition, the Corporation retained the services of an independent consulting firm to review its Year 2000 readiness plans. In the consultants' report, there were no problems noted in the areas of awareness, project management, remediation, risk management and communications.

The total cost of the Year 2000 project is currently estimated at $4.8 million, of which $2.2 million is attributable to the purchase of new software and hardware which will be capitalized. The remainder of the cost will be expensed as incurred over the next two years and is not expected to have a material effect on the Corporation's results of operations. During the first nine months of 1998, the Corporation incurred $1.5 million of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense incurred prior to 1998 was less than $75,000.

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

The Corporation presently believes that with its identified modifications to existing software and conversions to new software and hardware and the successful completion of third-party remediation efforts, the Year 2000 Issue can be mitigated. However, if the Corporation's modifications and conversions are not made, or are not completed on a timely basis or if mission critical third-parties do not remediate their own Year 2000 Issues, disruptions in operations could occur and could have a material adverse impact on the financial position of the Corporation.

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

As of September 30, 1998, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from changes in interest rates.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

       Exhibit 27.1      Financial Data Schedule as of September 30, 1998.

(b).  Reports on Form 8-K

         No reports on Form 8-K were filed in the third quarter.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: November 13, 1998                 /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        Chairman, President and
                                        Chief Executive Officer


Date: November 13, 1998                 /s/ SHELDON M. FOX
                                        Sheldon M. Fox
                                        Senior Vice President and
                                        Chief Financial Officer


Date: November 13, 1998                 /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)