Form 10-K
period 1998-12-31
CCB FINANCIAL CORP
filed 1999-03-17
CIK 714612

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


For the fiscal year ended December 31, 1998


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ------------------ to ----------------------


Commission File Number: 0-12358



                           CCB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



                         North Carolina                               56-1347849
------------------------------------------------------                ----------
      (State or other jurisdiction of incorporation)     (I.R.S. Employer Identification No.)

          111 Corcoran Street, Post Office Box 931, Durham, NC 27702
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



Registrant's telephone number, including area code (919) 683-7777


Securities issued pursuant to Section 12(b) of the Act:


      $5.00 par value Common Stock                 New York Stock Exchange
----------------------------------------   ---------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 1999 was $2,209,480,627. On March 8, 1999, there were 40,177,175 outstanding shares of the Registrant's $5.00 par value Common Stock.


                      DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 27, 1999 are incorporated in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX



                                                                                                   Page
                                                                                                  -----
  Part I.
             Item 1.    Business ................................................................   3
                        Description .............................................................   3
                        Average Balance Sheets ..................................................  13
                        Net Interest Income Analysis -- Taxable Equivalent Basis ................  13
                        Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis   14
                        Investment Securities Portfolio .........................................  20
                        Investment Securities -- Maturity/Yield Schedule ........................  20
                        Types of Loans ..........................................................  18
                        Maturities and Sensitivities of Loans to Changes in Interest Rates ......  19
                        Nonperforming and Risk Assets ...........................................  25
                        Loan Loss Experience ....................................................  26
                        Average Deposits ........................................................  21
                        Maturity Distribution of Large Denomination Time Deposits ...............  28
                        Return on Equity and Assets .............................................   9
                        Short-Term Borrowings ...................................................  45
             Item 2.    Properties ..............................................................   7
             Item 3.    Legal Proceedings .......................................................   7
             Item 4.    Submission of Matters to a Vote of Security Holders .....................   7
  Part II.
             Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters    7
             Item 6.    Selected Financial Data .................................................   8
             Item 7.    Management's Discussion and Analysis of Financial Condition and            11
                        Results of Operations ...................................................
             Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..............  31
             Item 8.    Financial Statements and Supplementary Data .............................  33
             Item 9.    Changes in and Disagreements with Accountants on Accounting and            62
                        Financial Disclosure ....................................................
  Part III.
             Item 10.   Directors and Executive Officers of the Registrant ......................  62
             Item 11.   Executive Compensation ..................................................  62
             Item 12.   Security Ownership of Certain Beneficial Owners and Management ..........  62
             Item 13.   Certain Relationships and Related Transactions ..........................  62
  Part IV.
             Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .........  62

                                    PART I.

Item 1. BUSINESS


REGISTRANT

     CCB Financial Corporation (the "Corporation") is a registered bank holding company headquartered in Durham, North Carolina whose principal business is providing banking and other financial services through its banking subsidiaries. The Corporation is the parent holding company of Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively referred to as the "Subsidiary Banks"). The principal assets of the Corporation are all of the outstanding shares of common stock of the Subsidiary Banks and the Corporation's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 1998, the Corporation had consolidated assets of approximately $7.7 billion and was the seventh largest banking organization headquartered in North Carolina.


SUBSIDIARY BANKS

     CCB is chartered under the laws of the state of North Carolina to engage in general banking business. CCB offers commercial and retail banking, savings and trust services through 161 offices located in 63 cities and towns in North Carolina. In addition, CCB offers trust services through an office located in Virginia and through a subsidiary headquartered in Florida. CCB had approximately $6.5 billion in assets at December 31, 1998 and was the seventh largest bank in North Carolina. CCB provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services.

     AmFed is a federally chartered savings bank located in Greenville, South Carolina. AmFed offers commercial and retail banking through 40 offices located in 24 cities and towns in South Carolina. Trust services are currently offered through two trust offices. AmFed had approximately $1.3 billion in assets at December 31, 1998. AmFed provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services.

     CCB-Ga. is a Georgia-chartered special purpose credit card bank which provides nationwide credit card services from its headquarters in Columbus, Georgia. As of December 31, 1998, CCB-Ga. had approximately $85.9 million in assets.


NON-BANK SUBSIDIARIES

     CCB has five wholly-owned non-bank subsidiaries: CCBDE, Inc., CCB Investment and Insurance Service Corporation ("CCBI"), Salem Trust Company, Corcoran Holdings, Inc ("Corcoran") and Southland Associates, Inc. CCBDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. CCBI provides full brokerage services through an independent discount brokerage firm and sells annuity and mutual fund products. Salem Trust Company, which was formed upon CCB's acquisition of certain trust operations from the former Barnett Bank, provides institutional trust services in Florida. Corcoran is a holding company and sole owner of a real estate investment trust formed in 1998, Watts Properties, Inc. Southland Associates, Inc. previously engaged in real estate development and is in the process of winding-down operations.

     AmFed has five wholly-owned non-bank subsidiaries: AMFEDDE, Inc., American Service Corporation of S.C. ("ASC"), McBee Holdings, Inc. ("McBee"), Finance South, Inc. ("Finance South") and Mortgage North. AMFEDDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. ASC sells insurance, annuity and mutual fund products as well as providing full brokerage services through an independent discount brokerage firm. McBee is a holding company and sole owner of a loan participation company formed in 1998, Greenville Participations, Inc. During the second quarter of 1997, AmFed sold substantially all of the assets of Finance South, a short-term consumer finance operation. Mortgage North is a service related company in the process of winding-down operations.


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

     In recent years, competition between commercial banks, thrift institutions and credit unions has intensified significantly, especially in their deposit-taking activities. Primarily as a result of legislation aimed at effecting a deregulation of the financial institutions industry, along with other regulatory changes effected by the primary federal regulators of the various types of financial institutions, the practical distinctions between a commercial bank and a thrift institution have been almost totally eliminated.


INTERSTATE BANKING AND BRANCHING

     Federal law permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions are subject to anti-trust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank to merge with a bank located in a different state. A state may prohibit interstate branching by enacting legislation to "opt out" of the Interstate Banking Law. The Interstate Banking Law also permits banks to open new branches or acquire existing branches of banks located in other states that specifically permit that form of interstate branching.

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

     There are also various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or such nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus, as to the Corporation and all such nonbank subsidiaries in the aggregate, to 20% of such lending bank's capital stock and surplus.

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

AmFed

     AmFed is a federally-chartered savings bank subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and by the FDIC, as its deposit insurer. AmFed is also a member of the FHLB system. AmFed is subject to legal limitations on the amounts of dividends it is permitted to pay. Under OTS regulations, if a savings institution exceeds all fully phased-in capital requirements and has not been advised that it is in need of more than normal supervision, it could make dividend payments during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters.

     AmFed is required to comply with the capital requirements promulgated by the OTS. The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation); core capital in an amount equal to at least 3% of adjusted total assets and total capital to risk-weighted assets of at least 8%.

     The business activities of savings institutions are governed by the Home Owners' Loan Act of 1933, as amended ("HOLA"). The HOLA requires savings institutions to meet a Qualified Thrift Lender Test ("QTL test"). Under the QTL test, as modified by the Federal Deposit Insurance Corporation Improvement Act of 1991("FDICIA"), a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangible assets, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" such as home mortgage loans and other residential real estate-related assets on a monthly average basis in 9 out of every 12 months. A savings association that fails the QTL test and does not convert to a bank charter generally will be subject to certain prohibitions including: (i) not engaging in any new activity not permissible for a national bank; (ii) not paying dividends not permissible under national bank regulations and (iii) not obtaining any advances from the FHLB. In addition, beginning three years after the savings association failed the QTL test, the savings association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. As of December 31, 1998, AmFed's QTL percentage was 77.89% which exceeded the current QTL requirements.


Insurance Assessments

     CCB and AmFed are subject to insurance assessments imposed by the FDIC. Approximately two-thirds of CCB's deposits are insured through the FDIC's Bank Insurance Fund (the "BIF") and the remainder are insured by the Savings Association Insurance Fund ("SAIF") due to deposits acquired through the acquisition of thrift institutions in prior years which remain insured by the SAIF. Effective January 1, 1996, the FDIC reduced the BIF assessments, to a range of 0% to .27% of deposits. The premium reductions did not affect the deposit premiums paid on SAIF insured deposits. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. During 1996, the FDIC imposed a special assessment on SAIF insured deposits to recapitalize the SAIF. CCB's special assessment amounted to $7.4 million and AmFed's amounted to $5.6 million. FDIC insurance premiums for 1998 and 1997 were .013% for BIF insured deposits and
 .0648% for SAIF insured deposits.

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act") was enacted. This legislation contained a comprehensive approach to recapitalize the SAIF and to assure payment of the Financing Corporation (the "FICO") obligations. Under the Growth Act, banks with deposits that are insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The Growth Act
stipulates that the BIF assessment rate to contribute toward the FICO obligations must be equal to one-fifth the SAIF assessment rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $0.0126 per $100 of BIF-insured deposits for each year from 1997 through 1999 when the obligation of BIF-insured institutions increases to approximately $0.0240 per $100 of BIF-insured deposits per year through the year 2019, subject in all cases to adjustments by the FDIC on a quarterly basis. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible non-bank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing the regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act and the Home Savings Mortgage Disclosure Act.

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


YEAR 2000 ISSUE

     The Year 2000 Issue presents a number of challenges to financial institutions' management; correction of Year 2000 Issues will be costly and complex for the entire industry. See "Year 2000 Issue" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the impact of the Year 2000 Issue on the Corporation's operations and the progress made on remediating that impact.


EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers of the Corporation are elected or appointed by the board of directors to hold their offices at the pleasure of the board. At February 28, 1999, the executive officers of the Corporation were as follows:



                                     Age at
Name                           December 31, 1998
----------------------------- -------------------
Ernest C. Roessler                    57
Eugene J. McDonald                    66
David B. Jordan                       62
William L. Abercrombie, Jr.           51
J. Scott Edwards                      52
Richard L. Furr                       49



                                                                                                Has Served as
                                                                                                an Executive
                                                                                               Officer of the
Name                          Position                                                        Corporation Since
----------------------------- -------------------------------------------------------------- ------------------
Ernest C. Roessler            Chairman of the Board, President and Chief Executive Officer          1988
Eugene J. McDonald            Executive Vice Chairman of the Board                                  1998
David B. Jordan               Vice Chairman of the Board                                            1995
William L. Abercrombie, Jr.   Vice Chairman of the Board                                            1997 (1)
J. Scott Edwards              Executive Vice President                                              1988
Richard L. Furr               Executive Vice President                                              1988

(1) Prior to August 1997, Mr. Abercrombie served as Chairman, President and Chief Executive Officer of American Federal Bank, FSB which was acquired by the Corporation on August 1, 1997. He continues to serve in those capacities.



EMPLOYEE RELATIONS

     As of December 31, 1998, the Corporation and its Subsidiary Banks employed 2,740 full-time equivalent employees. The Corporation and its Subsidiary Banks are not parties to any collective bargaining agreements and employee relations are considered to be good.


Item 2. PROPERTIES

     The Corporation's principal executive offices are located at 111 Corcoran Street, Durham, North Carolina in a 17-story office building constructed in 1937. This office building is owned in fee simple by CCB and also serves as the home office of CCB. A majority of the administrative functions are located therein. The Corporation's Customer Service Center is a one-story leased building also located in Durham, North Carolina that has been occupied since 1990. The Subsidiary Banks operate 201 banking offices, approximately 81 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices.


Item 3. LEGAL PROCEEDINGS

     See Note 14 to the Consolidated Financial Statements for a discussion of legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1998.


                                   PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Corporation's stock prices and dividends paid during 1998 and 1997 and discussion of other shareholder matters. Such prices and dividends have been adjusted to reflect a two-for-one stock split effected in the form of a 100 percent common stock dividend paid on October 1, 1998 to shareholders of record on September 15, 1998. On January 19, 1999, a dividend of $.26 per share was declared for payment on April 1, 1999 to shareholders of record as of March 15, 1999.

     Each outstanding share of the Corporation's common stock has attached to it one right (a "Right") issued pursuant to an Amended and Restated Rights Agreement (the "Rights Agreement") as discussed in Note 11 to the Consolidated Financial Statements. The Rights will not prevent a takeover of the Corporation. However, the Rights may cause substantial dilution to a person or group that acquires 15 percent or more (or 10% or more in certain circumstances) of the Corporation's common stock unless the Rights are redeemed prior to such acquisition or terminated by the Board of Directors. Nevertheless, the Rights should not interfere with a transaction that is in the best interests of the Corporation and its shareholders because the Rights can be redeemed or terminated, as described in Note 11 to the Consolidated Financial Statements, before the consummation of such transaction.

     The complete terms of the Rights are set forth in the Rights Agreement and the Corporation's Amended and Restated Articles of Incorporation, as amended. The description of the Rights and the Rights Agreement is qualified in its entirety by reference to such documents. A copy of the Rights Agreement can be obtained upon written request to W. Harold Parker, Jr., Senior Vice President and Controller, CCB Financial Corporation, P.O. Box 931, Durham, North Carolina 27702.


Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Corporation's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Prior year amounts have been restated to reflect the 1997 mergers with AmFed and Salem Trust Bank and the 1995 merger with Security Capital Bancorp ("Security Capital") all of which were accounted for as poolings-of-interests. Prior year amounts have been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend paid
October 1, 1998. Cash dividends per share have not been restated for the mergers.

                  Six Year Summary of Selected Financial Data
                     (In Thousands Except Per Share Data)

                                                                        Year Ended December 31
                                                     1998           1997          1996          1995          1994
                                                -------------- ------------- ------------- ------------- -------------
Summary of Operations
Interest income                                    $  577,307      550,463       512,575       492,409       401,588
-----------------------------------------------
Interest expense                                      254,562      250,099       237,572       234,880       168,483
-----------------------------------------------    ----------      -------       -------       -------       -------
Net interest income                                   322,745      300,364       275,003       257,529       233,105
-----------------------------------------------
Provision for loan and lease losses                    15,884       16,376        17,361        11,007        10,761
-----------------------------------------------    ----------      -------       -------       -------       -------
Net interest income after provision                   306,861      283,988       257,642       246,522       222,344
-----------------------------------------------
Other income (1)                                      111,022       92,919        84,767        67,001        58,128
-----------------------------------------------
Net investment securities gains (losses)                2,178          480        (2,161)         (816)          357
-----------------------------------------------
Other expenses (2)                                    230,217      226,198       209,833       198,207       180,963
-----------------------------------------------    ----------      -------       -------       -------       -------
Income before income taxes, extraordinary item
 and cumulative effect of changes in
 accounting principles                                189,844      151,189       130,415       114,500        99,866
-----------------------------------------------
Income taxes (3)                                       68,632       55,765        43,589        37,356        38,421
-----------------------------------------------    ----------      -------       -------       -------       -------
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles                                           121,212       95,424        86,826        77,144        61,445
-----------------------------------------------
Extraordinary item (4)                                     --           --            --        (1,709)           --
-----------------------------------------------
Cumulative effect of changes in accounting
 principles (5)                                            --           --            --            --            --
-----------------------------------------------    ----------      -------       -------       -------       -------
Net income                                         $  121,212       95,424        86,826        75,435        61,445
-----------------------------------------------    ----------      -------       -------       -------       -------
Per Share (6)
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles:
 Basic                                             $     2.96         2.31          2.11         1.90           1.50
-----------------------------------------------
 Diluted (7)                                             2.93         2.28          2.08         1.85           1.47
-----------------------------------------------
Net income:
 Basic                                                   2.96         2.31          2.11         1.86           1.50
-----------------------------------------------
 Diluted (7)                                             2.93         2.28          2.08         1.81           1.47
-----------------------------------------------
Cash dividends                                            .99          .89           .80          .72            .66
-----------------------------------------------
Book value                                              17.05        16.40         14.82        13.66          11.69
-----------------------------------------------
Average shares outstanding:
 Basic                                                 40,898       41,438        41,107       40,589         40,874
-----------------------------------------------
 Diluted (7)                                           41,409       41,947        41,815       41,800         41,959
-----------------------------------------------
Average Balances
Assets                                             $7,332,506    6,943,989     6,570,573    6,218,2 90     5,575,057
-----------------------------------------------
Loans and lease financing                           5,276,042    4,877,187     4,464,026     4,113,207     3,569,065
-----------------------------------------------
Earning assets                                      6,975,753    6,594,704     6,216,419     5,850,981     5,230,756
-----------------------------------------------
Deposits                                            6,141,074    5,800,128     5,449,912     5,153,952     4,581,111
-----------------------------------------------
Interest-bearing liabilities                        5,780,005    5,495,194     5,242,467     5,047,523     4,496,256
-----------------------------------------------
Shareholders' equity                                  678,264      638,988       574,759       511,031       478,314
-----------------------------------------------
Selected Period End Balances
Assets                                             $7,740,353    7,138,528     6,880,205     6,589,762     6,065,652
-----------------------------------------------
Loans and lease financing                           5,487,337    5,093,569     4,745,663     4,267,175     3,952,160
-----------------------------------------------
Reserve for loan and lease losses                      73,182       67,594        61,257        55,114        50,902
-----------------------------------------------
Deposits                                            6,459,764    5,984,597     5,741,454     5,421,376     4,980,250
-----------------------------------------------
Shareholders' equity                                  687,894      681,360       611,449       556,917       472,091
-----------------------------------------------
Ratios
Income before extraordinary item and
 effect of cumulative changes in accounting
 principles to:
 Average assets                                          1.65 %       1.37          1.32          1.24          1.10
-----------------------------------------------
 Average shareholders' equity                           17.87        14.93         15.11         15.10         12.85
-----------------------------------------------
Net income to:
 Average assets                                          1.65         1.37          1.32          1.21          1.10
-----------------------------------------------
 Average shareholders' equity                           17.87        14.93         15.11         14.76         12.85
-----------------------------------------------
Net interest margin, taxable equivalent (8)              4.75         4.70          4.56          4.56          4.61
-----------------------------------------------
Net loan and lease losses to average loans and
 lease financing                                          .20          .21           .25           .17           .16
-----------------------------------------------
Dividend payout ratio                                   33.45        38.53         37.91         38.71         44.00
-----------------------------------------------
Equity to assets ratio                                   9.25         9.20          8.75          8.22          8.58
-----------------------------------------------



                                                         Year
                                                Ended December
                                                     31
                                                               Five Year
                                                               Compound
                                                                Growth
                                                     1993       Rate %
                                                ------------- ----------
Summary of Operations
Interest income                                     339,137       11.2
-----------------------------------------------
Interest expense                                    139,037       12.9
-----------------------------------------------     -------
Net interest income                                 200,100       10.0
-----------------------------------------------
Provision for loan and lease losses                   8,339       13.8
-----------------------------------------------     -------
Net interest income after provision                 191,761        9.9
-----------------------------------------------
Other income (1)                                     54,652       15.2
-----------------------------------------------
Net investment securities gains (losses)              2,962
-----------------------------------------------
Other expenses (2)                                  162,330        7.2
-----------------------------------------------     -------
Income before income taxes, extraordinary item
 and cumulative effect of changes in
 accounting principles                               87,045       16.9
-----------------------------------------------
Income taxes (3)                                     30,070       17.9
-----------------------------------------------     -------
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles                                          56,975       16.3
-----------------------------------------------
Extraordinary item (4)                                   --        --
-----------------------------------------------
Cumulative effect of changes in accounting
 principles (5)                                     (36,549)       --
-----------------------------------------------     -------
Net income                                           20,426       42.8
-----------------------------------------------     -------       ----
Per Share (6)
Income before extraordinary item and
 cumulative effect of changes in accounting
 principles:
 Basic                                                  1.52      14.3
-----------------------------------------------
 Diluted (7)                                            1.45      15.1
-----------------------------------------------
Net income:
 Basic                                                   .54      40.5
-----------------------------------------------
 Diluted (7)                                             .53      40.8
-----------------------------------------------
Cash dividends                                           .62       9.8
-----------------------------------------------
Book value                                             11.28       8.6
-----------------------------------------------
Average shares outstanding:
 Basic                                               37,528        1.7
-----------------------------------------------
 Diluted (7)                                         39,780         .8
-----------------------------------------------
Average Balances
Assets                                            4,715,319        9.2
-----------------------------------------------
Loans and lease financing                         3,027,617       11.7
-----------------------------------------------
Earning assets                                    4,396,756        9.7
-----------------------------------------------
Deposits                                          4,029,018        8.8
-----------------------------------------------
Interest-bearing liabilities                      3,785,448        8.8
-----------------------------------------------
Shareholders' equity                                407,635       10.7
-----------------------------------------------
Selected Period End Balances
Assets                                            5,386,653        7.5
-----------------------------------------------
Loans and lease financing                         3,384,291       10.1
-----------------------------------------------
Reserve for loan and lease losses                    43,357       11.0
-----------------------------------------------
Deposits                                          4,506,361        7.5
-----------------------------------------------
Shareholders' equity                                463,820        8.2
-----------------------------------------------
Ratios
Income before extraordinary item and
 effect of cumulative changes in accounting
 principles to:
 Average assets                                         1.21
-----------------------------------------------
 Average shareholders' equity                          13.98
-----------------------------------------------
Net income to:
 Average assets                                          .43
-----------------------------------------------
 Average shareholders' equity                           5.01
-----------------------------------------------
Net interest margin, taxable equivalent (8)             4.72
-----------------------------------------------
Net loan and lease losses to average loans and
 lease financing                                         .19
-----------------------------------------------
Dividend payout ratio                                 114.81
-----------------------------------------------
Equity to assets ratio                                  8.64
-----------------------------------------------

(1) Other income in 1997 includes $2.3 million of gain ($1.4 million after-tax) on the sale of a subsidiary acquired through merger which increased diluted net income per share by $.03.
(2) Other expenses include merger-related expense of $17.9 million in 1997 related to the Corporation's mergers with AmFed and Salem Trust Bank, $10.3 million in 1995 related to the Corporation's merger with Security Capital and $1.1 million in 1994 related to Security Capital's acquisition of a savings and loan association. Other expenses also include the levy in 1996 of a $12.9 million special assessment by the FDIC to recapitalize the SAIF. The after-tax effect of the aforementioned non-recurring expense items was to decrease diluted net income per share by $.31 in 1997, $.19 per share in 1996, $.17 per share in 1995 and $.02 per share in 1994.
(3) During 1996, a tax benefit of $1.6 million ($.04 per diluted share) was recorded for forgiveness of the recapture of tax bad debt reserves of a former savings bank subsidiary. During 1994, Security Capital recognized a one-time charge of approximately $5.6 million ($.13 per diluted share) of deferred tax liabilities recorded in anticipation of the merger of Security Capital's three savings subsidiaries into its commercial bank subsidiary.
(4) The extraordinary item resulted from a prepayment penalty on the early extinguishment of debt by AmFed.
(5) The after-tax cumulative effect of changes in accounting principles reflect adoption of SFAS No. 72, "Accounting for Goodwill", which resulted in a one-time charge of $36.2 million in 1993, adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a one-time net charge of $2.3 million in 1993 and adoption of SFAS No. 109, "Accounting for Income Taxes", which resulted in a one-time benefit of $1.9 million in 1993.
(6) Amounts for 1997 and prior years have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend paid October 1, 1998.
(7) Diluted earnings per share is computed considering the impact on average shares outstanding and net income of the exercise of stock options, conversion of convertible subordinated debentures and the exercise of stock warrants, where applicable.
(8) Net interest margin is computed by dividing taxable equivalent net interest income by average earning assets.
--------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion and analysis is to provide the reader with a description of the financial condition and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB- Ga.") (collectively, the "Subsidiary Banks") for the years ended December 31, 1998, 1997 and 1996. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries: CCBDE, Inc.; CCB Investment and Insurance Service Corporation ("CCBI"); Salem Trust Company; Corcoran Holdings, Inc., and its wholly-owned subsidiary, Watts Properties, Inc.; and Southland Associates, Inc. AmFed's wholly-owned subsidiaries are also included in the consolidated financial statements: AMFEDDE, Inc.; American Service Corporation of S.C. ("ASC"); McBee Holdings, Inc. and its wholly-owned subsidiary, Greenville Participations, Inc.; Finance South, Inc. ("Finance South") and Mortgage North. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report and are discussed as a single business segment.

     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) related to anticipated future operating and financial performance, growth opportunities and growth rates, Year 2000 compliance and other similar forecasts and statements of expectations. Words such as "expects", "plans", "estimates", "projects", "objectives" and "goals" and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are based on estimates, beliefs and assumptions made by Management and are not guarantees of future performance.

     Factors that may cause actual results to differ from those expressed or implied include, but are not limited to, changes in political and economic conditions, interest rate movements, competitive product and pricing pressures within the Corporation's markets, success and timing of business initiatives, technological change and changes in legal, regulatory and tax policies.

     Readers should also consider information on risk and uncertainties noted in
the  discussions  of  competition,   interstate   banking  and  branching,   and
supervision and regulation contained elsewhere in this report on Form 10-K.


Mergers and Other Changes in Corporate Structure

     On October 1, 1998, the Corporation's shareholders received a two-for-one stock split effected in the form of a 100% stock dividend. The accompanying discussion and analysis of financial condition and results of operations and the consolidated financial statements have been restated as if the stock split had occurred at the beginning of the earliest period presented.

     On January 31, 1997, the Corporation consummated its acquisition of Salem Trust Bank, a $165 million commercial bank headquartered in Winston-Salem, North Carolina. On August 1, 1997, the Corporation consummated its acquisition of AmFed, a $1.3 billion savings bank headquartered in Greenville, South Carolina (collectively, the "1997 Mergers"). Under the terms of the respective merger agreements, the Corporation issued 11.2 million shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Salem Trust Bank and AmFed. The former offices of Salem Trust Bank are operated as offices of CCB and AmFed continues to operate as a separate federal savings bank. The 1997 Mergers were accounted for as poolings-of-interests and accordingly, the Corporation's historical consolidated financial statements have been restated to include the accounts and results of operations of Salem Trust Bank and AmFed as if the mergers had been effective as of the earliest period presented.


Results of Operations

     Performance Overview

     As a result  of the  mergers  consummated  over the past  five  years,  the
Corporation has positioned its franchise to be in economically vibrant metropolitan areas of North and South Carolina. With the customer base and the economic forces present in those market areas and the Corporation's focused strategy of increasing revenues while controlling noninterest expense, the Corporation's 1998 net income increased 27% over 1997's results. Net income in 1998 totaled $121.2 million, or $2.93 per diluted share compared to 1997's net income of $95.4 million, or $2.28 per diluted share. Net income per diluted share was $2.08 in 1996. Returns on average assets and average shareholders' equity were 1.65% and 17.87%, respectively, in 1998 compared to 1.37% and 14.93%, respectively, in 1997 and 1.32% and 15.11%, respectively, in 1996. Table 1 compares the contributions to net income per diluted share for each income statement caption for the years ended December 31, 1998, 1997 and 1996 and the respective changes from year to year.

T A B L E  1


                    Components of Diluted Income Per Share



                                               Years Ended December 31                 Change From
                                        --------------------------------------   ------------------------
                                            1998          1997         1996       1998/1997     1997/1996
                                        ------------   ----------   ----------   -----------   ----------
Interest income                          $   13.95         13.12        12.26          .83          .86
-------------------------------------
Interest expense                              6.15          5.96         5.68          .19          .28
-------------------------------------    ---------         -----        -----         ----         ----
Net interest income                           7.80          7.16         6.58          .64          .58
-------------------------------------
Provision for loan and lease losses            .38           .39          .42        (.01)        (.03)
-------------------------------------    ---------         -----        -----        -----        -----
Net interest income after provision           7.42          6.77         6.16          .65          .61
-------------------------------------
Other income (1)                              2.73          2.23         1.98          .50          .25
-------------------------------------
Other expenses (2)                            5.56          5.39         5.02          .17          .37
-------------------------------------    ---------         -----        -----        -----        -----
Income before income taxes                    4.59          3.61         3.12          .98          .49
-------------------------------------
Income taxes (3)                              1.66          1.33         1.04          .33          .29
-------------------------------------    ---------         -----        -----        -----        -----
Net income                               $    2.93          2.28         2.08          .65          .20
-------------------------------------    ---------         -----        -----        -----        -----

(1) Other income includes $2.3 million of gain realized in the sale of a subsidiary during 1997.
(2) Other expenses include merger-related expense of $17.9 million in 1997 and a FDIC special assessment of $12.9 million in 1996.
(3) Income taxes for 1996 include a tax benefit of $1.6 million from the forgiveness of recapture of tax bad debt reserves of a former savings bank subsidiary.
--------------------------------------------------------------------------------
     Operating Income


     In 1998, operating income, defined as income before non-recurring items, increased 13.2% over 1997. Operating income per diluted share was $2.93, $2.56 and $2.23 in 1998, 1997 and 1996, respectively. Over the past three years, the Corporation's results of operations have been significantly impacted by the non-recurring items described below.

     To effect the 1997  Mergers,  the  Corporation  incurred  $17.9  million of merger-related expense which included severance and other employee benefit costs, excess facilities costs, system conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $13.1 million. During 1997, AmFed sold substantially all the assets of Finance South resulting in a gain of $2.3 million or $1.4 million after-tax.


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

     Excluding the effects of the non-recurring items, returns on average assets were 1.65% for 1998 and 1.54% for 1997 and returns on average shareholders' equity were 17.87% for 1998 and 16.76% for 1997. Return on average assets was 1.42% and return on average shareholders' equity was 16.20% for 1996 after excluding the effects of the non-recurring items.


     Net Interest Income

     Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings, in most cases. It is impacted by the volume, yield/cost and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds. Table 2 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1998.

T A B L E  2


               Average Balances and Net Interest Income Analysis
                (Taxable Equivalent Basis -- In Thousands) (1)


                                                                         Years Ended December 31
                                             -------------------------------------------------------------------------------
                                                             1998                              1997                 1996
                                             ------------------------------------ ------------------------------ -----------
                                                             Interest   Average                Interest Average
                                                Average      Income/    Yield/     Average     Income/   Yield/    Average
                                                Balance      Expense     Rate      Balance     Expense    Rate     Balance
                                             -------------   --------   --------  -----------  --------  ------- -----------
Earning assets:
Loans and lease financing (2)                 $ 5,276,042    470,888   8.92 %      4,877,187   442,917     9.08   4,464,026
--------------------------------------------
U.S. Treasury and U.S. Government agencies
 and corporations (3)                           1,230,904     86,148   6.99        1,348,214    92,749     6.88   1,313,695
--------------------------------------------
States and political subdivisions                  80,693      7,093   8.79           81,967     7,254     8.85      77,015
--------------------------------------------
Equity and other securities (3)                    46,775      3,707   7.93           47,327     3,676     7.77      48,529
--------------------------------------------
Federal funds sold and other short-term
 investments                                      292,855     16,221   5.54          184,653    10,342     5.60     248,879
--------------------------------------------
Time deposits in other banks                       48,484      2,377   4.90           55,356     2,716     4.91      64,275
--------------------------------------------  -----------    -------   ----        ---------   -------     ----   ---------
  Total earning assets                          6,975,753    586,434   8.40%       6,594,704   559,654     8.49   6,216,419
--------------------------------------------  -----------    -------   ----        ---------   -------     ----   ---------
Non-earning assets:
Cash and due from banks                           204,985                            184,261                        198,091
--------------------------------------------
Premises and equipment                             89,236                             85,815                         86,469
--------------------------------------------
All other assets, net                              62,532                             79,209                         69,594
--------------------------------------------  -----------                          ---------                      ---------
  Total assets                                $ 7,332,506                          6,943,989                      6,570,573
--------------------------------------------  -----------                          ---------                      ---------
Interest-bearing liabilities:
Savings and time deposits                     $ 5,364,255    232,609   4.34 %      5,111,486   229,600     4.49   4,813,311
--------------------------------------------
Short-term borrowed funds                         245,778     11,822   4.81          304,372    15,371     5.05     361,091
--------------------------------------------
Long-term debt                                    169,972     10,131   5.96           79,336     5,128     6.46      68,065
--------------------------------------------  -----------    -------   ----        ---------   -------     ----   ---------
  Total interest-bearing liabilities            5,780,005    254,562   4.41%       5,495,194   250,099     4.55   5,242,467
--------------------------------------------  -----------    -------   ----        ---------   -------     ----   ---------
Other liabilities and shareholders' equity:
Demand deposits                                   776,819                            688,642                        636,601
--------------------------------------------
Other liabilities                                  97,418                            121,165                        116,746
--------------------------------------------
Shareholders' equity                              678,264                            638,988                        574,759
--------------------------------------------  -----------                          ---------                      ---------
  Total liabilities and
   shareholders' equity                       $ 7,332,506                          6,943,989                      6,570,573
--------------------------------------------  -----------                          ---------                      ---------
Net interest income and
 net interest margin (4)                                    $331,872   4.75 %                  309,555     4.70
--------------------------------------------                --------   --------                -------     ----
Interest rate spread (5)                                               3.99%                               3.94
--------------------------------------------                           ----                                ----



                                                Years Ended
                                                 December 31
                                             ------------------
                                                    1996
                                             ------------------
                                              Interest  Average
                                               Income/   Yield/
                                               Expense   Rate
                                             ------------------
Earning assets:
Loans and lease financing (2)                 406,473     9.10
--------------------------------------------
U.S. Treasury and U.S. Government agencies
 and corporations (3)                          86,759     6.60
--------------------------------------------
States and political subdivisions               7,102     9.22
--------------------------------------------
Equity and other securities (3)                 3,783     7.80
--------------------------------------------
Federal funds sold and other short-term
 investments                                   13,524     5.43
--------------------------------------------
Time deposits in other banks                    3,263     5.08
--------------------------------------------  -------     ----
  Total earning assets                        520,904     8.38
--------------------------------------------  -------     ----
Non-earning assets:
Cash and due from banks
--------------------------------------------
Premises and equipment
--------------------------------------------
All other assets, net
--------------------------------------------
  Total assets
--------------------------------------------
Interest-bearing liabilities:
Savings and time deposits                     214,500     4.46
--------------------------------------------
Short-term borrowed funds                      18,713     5.18
--------------------------------------------
Long-term debt                                  4,359     6.40
--------------------------------------------  -------     ----
  Total interest-bearing liabilities          237,572     4.53
--------------------------------------------  -------     ----
Other liabilities and shareholders' equity:
Demand deposits
--------------------------------------------
Other liabilities
--------------------------------------------
Shareholders' equity
--------------------------------------------
  Total liabilities and
   shareholders' equity
--------------------------------------------
Net interest income and
 net interest margin (4)                      283,332     4.56
--------------------------------------------  -------     ----
Interest rate spread (5)                                  3.85
--------------------------------------------              ----

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1998, 1997 and 1996.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $16.2 million, $13.2 million, and $11 million for 1998, 1997, and 1996, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest   rate  spread   equals  the   earning   asset  yield  minus  the
    interest-bearing liability rate.
--------------------------------------------------------------------------------
     As shown in Table 2, the Corporation realized net taxable equivalent interest income of $586.4 million in 1998. Average earning asset increases of $381 million in 1998 were due solely to internal growth. The percentage of loans and leases to total earning assets increased to 76% during 1998 from 74% in 1997. Increases in the volume of earning assets resulted in a $33.3 million increase in total interest income which was partially offset by declines in rate. The overall yield on earning assets decreased 9 basis points to 8.40% from 1997's 8.49% primarily due to decreased loan yields. The cost of interest-bearing liabilities decreased 14 basis points to 4.41% from 1997's 4.55% primarily due to the lower rates paid for savings and time deposits, 4.34% in 1998 versus 4.49% in 1997. As a result, net interest income on a taxable equivalent basis increased by $22.3 million or 7.2%. The net interest margin increased by 5 basis points to 4.75% for 1998. This compares to a 4.70% net interest margin for 1997 and 4.56% for 1996. The interest rate spread grew 5 basis points to 3.99% for 1998 which compares to 3.94% in 1997 and 3.85% in 1996. See Table 3 for further analysis of the effects of volume and rate on net interest income.

T A B L E  3


                       Volume and Rate Variance Analysis
                 (Taxable Equivalent Basis -- In Thousands) (1)


                                                                      Years Ended December 31
                                                              ----------------------------------------
                                                                                1998
                                                              ----------------------------------------
                                                                  Volume          Rate         Total
                                                               Variance (2)   Variance (2)   Variance
                                                              -------------- -------------- ----------
Interest income:
Loans and lease financing                                        $ 35,853       (7,882)       27,971
-------------------------------------------------------------
U.S. Treasury and U.S. Government agencies and corporations        (8,082)       1,481        (6,601)
-------------------------------------------------------------
States and political subdivisions                                    (112)         (49)         (161)
-------------------------------------------------------------
Equity and other securities                                           (44)          75            31
-------------------------------------------------------------
Federal funds sold and short-term investments                       5,991         (112)        5,879
-------------------------------------------------------------
Time deposits in other banks                                         (334)            (5)       (339)
-------------------------------------------------------------    --------       ---------     ------
  Total interest income                                            33,272       (6,492)       26,780
-------------------------------------------------------------    --------       --------      ------
Interest expense:
Savings and time deposits                                          10,948       (7,939)        3,009
-------------------------------------------------------------
Short-term borrowed funds                                          (2,846)        (703)       (3,549)
-------------------------------------------------------------
Long-term debt                                                      5,429         (426)        5,003
-------------------------------------------------------------    --------       --------      ------
  Total interest expense                                           13,531       (9,068)        4,463
-------------------------------------------------------------    --------       --------      ------
Increase (decrease) in net interest income                       $ 19,741        2,576        22,317
-------------------------------------------------------------    --------       --------      ------



                                                                       Years Ended December 31
                                                              -----------------------------------------
                                                                                1997
                                                              -----------------------------------------
                                                                  Volume          Rate         Total
                                                               Variance (2)   Variance (2)    Variance
                                                              -------------- -------------- -----------
Interest income:
Loans and lease financing                                         37,343          (899)        36,444
-------------------------------------------------------------
U.S. Treasury and U.S. Government agencies and corporations        2,291         3,699          5,990
-------------------------------------------------------------
States and political subdivisions                                    444          (292)           152
-------------------------------------------------------------
Equity and other securities                                          (93)          (14)          (107)
-------------------------------------------------------------
Federal funds sold and short-term investments                     (3,592)          410         (3,182)
-------------------------------------------------------------
Time deposits in other banks                                        (441)         (106)          (547)
-------------------------------------------------------------     ------         -----         ------
  Total interest income                                           35,952         2,798         38,750
-------------------------------------------------------------     ------         -----         ------
Interest expense:
Savings and time deposits                                         13,621         1,479         15,100
-------------------------------------------------------------
Short-term borrowed funds                                         (2,882)         (460)        (3,342)
-------------------------------------------------------------
Long-term debt                                                       728            41            769
-------------------------------------------------------------     ------         -----         ------
  Total interest expense                                          11,467         1,060         12,527
-------------------------------------------------------------     ------         -----         ------
Increase (decrease) in net interest income                        24,485         1,738         26,223
-------------------------------------------------------------     ------         -----         ------

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1998, 1997 and 1996.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.
--------------------------------------------------------------------------------
     In 1997, the Corporation realized net taxable equivalent interest income of $309.6 million. Average earning asset increases of $378.3 million in 1997 were due to internal growth. The shift from lower-yielding investments and other short-term funds to higher-yielding loans and leases had a moderate effect on the yield on earning assets as it increased from 1996's 8.38% to 1997's 8.49%. The contribution of free liabilities to the net interest margin (computed as net interest margin less the interest rate spread) rose to 76 basis points in 1997 from 71 basis points in 1996. The overall increase in net interest income of $26.2 million was due to increases in volume of $24.5 million and rate of $1.7 million.

     Growth in the average earning asset base in the previous three years has primarily occurred in the loans and lease financing portfolio. Following a trend begun in 1995, the mix in earning assets continued to shift toward loans and lease financing due to increased loan demand. Expansion of the earning asset base during the periods presented has been funded primarily with increases in the deposit base and the retention of earnings. Substantially all deposits originate within the market areas of CCB and AmFed. Average total deposits increased by approximately $340.9 million or 5.9% in 1998 and $350.2 million or 6.4% in 1997.


     Noninterest Income and Noninterest Expenses

     Noninterest income consists primarily of service charges on deposit accounts, trust and custodian fees, sales and insurance commissions, fees and service charges for various other banking services provided to customers, mortgage servicing and secondary marketing income and accretion of negative goodwill resulting from past acquisitions. Noninterest income, excluding net securities gains and losses, totaled $111 million for the year ended 1998, an $18.1 million increase over 1997. Increases in noninterest income were experienced in all categories of other income due to growth of the asset and customer bases, a stronger emphasis on the collection of fees for services rendered and new revenue-generating customer service initiatives. In addition, the Subsidiary Banks adopted a heightened sales focus which resulted in higher revenues in 1998. Noninterest income, excluding net securities gains and losses, totaled $92.9 million in 1997 and $84.8 million in 1996. The five-year compound growth rate for noninterest income is 15.2% at December 31, 1998.

     Service charges on deposit accounts continue to be the largest source of noninterest income totaling $54.1 million in 1998 compared to $44.9 million in 1997, a 20.4% increase. The increase was due primarily to growth in the deposit base, repricing of certain customer services and surcharge income from foreign (non-Subsidiary Bank customers) ATM use on the Subsidiary Banks' expanded ATM network. Additionally, over the past several years, a greater emphasis has been placed on developing new commercial service products and attracting commercial customers. Service charges on commercial accounts have increased from $6.3 million in 1996 to $7.9 million in 1998 due to the higher volume of accounts and expansion of products offered. The Corporation monitors service charges closely and evaluates such fees periodically to ensure that they reflect the costs of providing the services and are competitive in the marketplace.

     Trust and custodian fees rose to $10.2 million in 1998 from $8.4 million in 1997 due to growth of assets managed, new trust business acquired in 1998 and the continued promotion of employee benefit trust products introduced in 1996. Trust and custodian fees totaled $7.3 million in 1996. Expansion of trust operations have resulted from the mid-1998 acquisition of institutional trust business from Barnett Bank which operates from Salem Trust Company's three Florida offices, the opening of a trust office in Virginia in the third quarter of 1998 and the mid-1997 opening of a two-office trust department by AmFed. In addition to the 1998 focus on institutional trust business, Management is positioning the trust departments to attract new consumer trust business. The number of people aged 55+ with incomes exceeding $100,000 is projected to grow significantly over the next five years as the "baby boomer" population reaches retirement age. In addition, employee benefit-related trust business will continue to be pursued as the Subsidiary Banks market the 401(k) Spectrum(R) product. Managed assets totaled $4 billion at December 31, 1998 and $2.2 billion at December 31, 1997.

     Sales and insurance commissions income totaled $10.8 million in 1998 and $9.4 million in 1997. Complete brokerage services are offered to customers through CCBI's and ASC's affiliation with an independent brokerage firm. Brokerage fees of $8.2 million were generated in 1998 and $7 million in 1997. Through a correspondent bank program initiated in 1997, CCBI provides brokerage services to two other financial institutions which generate additional commission income. CCBI will continue to pursue other correspondent bank relationships. Revenue in this category is also derived from the sale of insurance and annuity products.

     Negative goodwill (the excess of net assets acquired over costs) totaling $33.6 million was recorded in connection with acquisitions completed in 1993 and is being accreted to income over a ten-year period on a straight-line basis. Accretion of negative goodwill totaled $3.4 million in 1998, 1997 and 1996.

     Mortgage loan origination volume of nearly $1 billion in 1998 contributed to the increase in mortgage operations income to $12.9 million, a 57.3% increase over 1997's $8.2 million. Income from mortgage operations, included in "other operating income", was comprised of servicing income ($4 million), origination fees on loans held for sale ($4.5 million) and secondary marketing income ($4.4 million) in 1998. Included within secondary marketing income is the capitalization of mortgage servicing rights ("MSR") from the sale of mortgage loans with servicing retained. At December 31, 1998 and 1997, there was no impairment of the recorded MSR and no adjustment to the MSR valuation account was made during 1998 or 1997. In the past two years, the Corporation has periodically sold mortgages with servicing released through contracts with out-of-state financial institutions. The Corporation intends to continue selling the majority of its originated servicing in recognition of the economies of scale needed to make mortgage servicing a profitable line of business over the long term.

     Also included in "other operating income" are gains on sales of branches totaling $1.1 million in 1998 and $645,000 in 1997.

     Net securities gains (losses) of $2.2 million, $480,000 and $(2.2) million were realized in 1998, 1997 and 1996, respectively, through the sale of securities held in the available for sale portfolio. The net securities gains in 1998 were realized through the sale of mortgage-backed securities. The net securities losses in 1996 were realized through losses on marketable equity securities partially offset by gains on sales of obligations of U. S.
Government agencies and corporations.

     Despite the advances made in increasing noninterest income over the past three years, Management believes significant future growth opportunities are available through branch optimization and further expansion of trust, brokerage and insurance services and professional banking.

     Branch optimization includes not only placing branches in the right locations and closing duplicate facilities but designing branch operations for maximum productivity/profitability. During 1997, CCB experimented with a new branch design called sales centers. The new design seeks to increase productivity from the traditional branch model by employing energetic, sales-oriented individuals who are trained to function as a teller, sales and service representative and loan originator. These individuals are compensated based on their revenue production. The sales center approach was initially instituted at three branches in Greensboro, North Carolina; improvements in sales and profitability in those pilot sales centers were very encouraging. During 1998, three branches were opened as sales centers; Management plans to convert 50% of existing branches to the sales center model by 2001.

     Beginning in 1998, the Subsidiary Banks expanded trust services to Florida and Virginia. While Salem Trust Company's Florida operations were founded upon a book of business acquired from Barnett Bank, it is pursuing new institutional customers. CCB's Virginia trust office was opened in response to growth opportunities identified in that market. In order to compete with other financial service providers, CCBI and ASC must expand their investment and insurance offerings. Beginning in 1998, CCBI began a series of initiatives related to expanding its life insurance services. Growth in this area is anticipated to come from existing insurance customers, referrals from within the Subsidiary Banks and target-marketing potential customers. Insurance products will be offered through a combination of dedicated insurance agents, direct mail solicitations, telephone sales specialists, joint ventures with third-party sales forces and eventually, over the Internet. New professional banking offices are planned for certain metropolitan areas; these offices will cater to higher-wealth individuals with a focus on providing high-touch quality service.

     Table 4 presents various operating efficiency ratios for the Corporation for the prior five years (excluding the impact of non-recurring items). Noninterest income as a percentage of average assets has risen significantly since 1994 due to a greater focus on identifying additional sources of noninterest revenue and collecting the resulting revenues.

T A B L E  4


                          Operating Efficiency Ratios



                                                                                              Years Ended December 31
                                                                                           ------------------------------
                                                                                               1998      1997      1996
                                                                                           ---------- --------- ---------
As a percentage of average assets (1):
 Noninterest income                                                                            1.54%      1.31      1.26
-------------------------------------------------------------------------------------------   -----      -----     -----
 Personnel expense                                                                             1.70       1.65      1.61
-------------------------------------------------------------------------------------------
 Occupancy and equipment expense                                                                .42        .41       .43
-------------------------------------------------------------------------------------------
 Other operating expense                                                                       1.03        .93       .95
-------------------------------------------------------------------------------------------  ------      -----     -----
 Total noninterest expense                                                                     3.15       2.99      2.99
-------------------------------------------------------------------------------------------  ------      -----     -----
 Net overhead (noninterest expense less noninterest income)                                    1.61%      1.68      1.73
-------------------------------------------------------------------------------------------  ------      -----     -----
Noninterest expense as a percentage of net interest income and noninterest income (1) (2)     51.73%     51.99     53.80
-------------------------------------------------------------------------------------------
Average assets per employee (in millions)                                                    $ 2.68       2.63      2.47
-------------------------------------------------------------------------------------------



                                                                                           Years Ended December
                                                                                                    31
                                                                                           -------------------
                                                                                              1995      1994
                                                                                           --------- ---------
As a percentage of average assets (1):
 Noninterest income                                                                            1.06      1.05
-------------------------------------------------------------------------------------------   -----     -----
 Personnel expense                                                                             1.60      1.62
-------------------------------------------------------------------------------------------
 Occupancy and equipment expense                                                                .41       .51
-------------------------------------------------------------------------------------------
 Other operating expense                                                                       1.01      1.10
-------------------------------------------------------------------------------------------   -----     -----
 Total noninterest expense                                                                     3.02      3.23
-------------------------------------------------------------------------------------------   -----     -----
 Net overhead (noninterest expense less noninterest income)                                    1.96      2.18
-------------------------------------------------------------------------------------------   -----     -----
Noninterest expense as a percentage of net interest income and noninterest income (1) (2)     56.46     60.07
-------------------------------------------------------------------------------------------
Average assets per employee (in millions)                                                      2.36      2.15
-------------------------------------------------------------------------------------------

(1) Excludes the 1997 gain on sale of a subsidiary, the FDIC Special Assessment incurred in 1996 and merger-related expenses incurred in 1997, 1995 and 1994.
(2) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using a 35% federal tax rate and applicable state tax rates.
--------------------------------------------------------------------------------
     Noninterest expenses, excluding non-recurring items, rose $21.9 million or 10.5% in 1998 over 1997's level of $208.3 million. This increase was due primarily to a $9.8 million increase in personnel expense. As reported in Table 4, total noninterest expense as a percentage of average assets rose to 3.15% from 1997's 2.99% indicating that noninterest expenses grew at a faster rate than average assets.

     The increase in personnel expense was due in part to general wage increases and a greater emphasis on incentive-based compensation. Commissions and incentive pay totaled $14.2 million in 1998 compared to $9.9 million in 1997. Temporary and contract personnel costs rose $750,000 due to a tight labor market in the Subsidiary Banks' market area and the need for specialized personnel to complete various 1998 initiatives.

     Net occupancy and equipment expenses were up $2 million for the year ended December 31, 1998. The increases experienced in 1998 were due primarily to increased computer equipment costs incurred as a result of Year 2000 remediation as discussed later and other technological initiatives such as implementation of a data warehouse and improved branch platforms.

     Other operating expenses, excluding non-recurring items, increased by $10.1 million in 1998 or 15.5% from 1997. Overall, other operating expenses have increased due to improvements in the branch network, Year 2000 remediation and other initiatives undertaken to improve future revenue streams. Increased expenses were experienced in professional services, printing and office supplies, credit card program-related expenses and data processing.

     The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and noninterest income) has improved over the past four years from 60.07% in 1994 to 51.73% in 1998 as disclosed in Table
4. Management's goal is to reach and maintain an efficiency ratio of less than 50%. Management will continue to closely monitor this ratio and anticipates continuing improvement as additional revenue-enhancement opportunities are identified and cost-containment programs are continued.


     Income Taxes

     Income tax expense was $68.6 million in 1998, $55.8 million in 1997 and $43.6 million in 1996. The Corporation's effective income tax rates were 36.2%, 36.9% and 33.4% in 1998, 1997 and 1996, respectively. Non-deductible merger-related expense had an adverse impact on 1997's effective tax rate. The Recapture Tax Benefit had a positive impact on 1996's effective income tax rate. Deferred tax assets of $37.4 million and deferred tax liabilities of $20 million are recorded on the Consolidated Balance Sheets as of December 31, 1998. The Corporation has determined that a valuation allowance for the deferred tax assets was not warranted at December 31, 1998.

 Fourth Quarter Results

     During the fourth quarter of 1998, the Corporation recorded net income of $31.6 million or $.77 per diluted share compared to 1997's fourth quarter results of $27.7 million or $.66 per diluted share. Income statements for each of the quarters in the five-quarter period ended December 31, 1998 are included in Table 5. Returns on average assets were 1.66% in 1998 and 1.56% in 1997; return on average shareholders' equity was 18.13% in 1998 compared to 16.58% in 1997. During the fourth quarter of 1997, the Corporation incurred $647,000 of non-recurring merger-related expense. Excluding the impact of this non-recurring item, returns on average assets and average shareholders' equity in 1997 were 1.58% and 16.83%, respectively.

T A B L E  5


          Income Statements for Five Quarters Ended December 31, 1998
                     (In Thousands Except Per Share Data)


                                                                         Three Months Ended
                                                    -------------------------------------------------------------
                                                       12/31/98      9/30/98     6/30/98     3/31/98     12/31/97
                                                    -------------   ---------   ---------   ---------   ---------
Total interest income                                 $ 145,425      145,683     144,562     141,637     141,495
-------------------------------------------------
Total interest expense                                   62,756       64,604      64,234      62,968      64,034
-------------------------------------------------     ---------      -------     -------     -------     -------
Net interest income                                      82,669       81,079      80,328      78,669      77,461
-------------------------------------------------
Provision for loan and lease losses                       4,320        4,778       3,646       3,140       3,472
-------------------------------------------------     ---------      -------     -------     -------     -------
Net interest income after provision                      78,349       76,301      76,682      75,529      73,989
-------------------------------------------------     ---------      -------     -------     -------     -------
Service charges on deposits                              14,368       13,919      13,745      12,085      11,972
-------------------------------------------------
Trust income                                              2,766        2,392       2,792       2,271       2,324
-------------------------------------------------
Sales and insurance commissions                           2,324        2,937       3,059       2,515       2,262
-------------------------------------------------
Accretion of negative goodwill                              839          839         839         839         839
-------------------------------------------------
Other                                                     9,281        8,095       8,712       6,405       6,590
-------------------------------------------------
Securities gains (losses), net                              789          406         361         622         236
-------------------------------------------------     ---------      -------     -------     -------     -------
Total other income                                       30,367       28,588      29,508      24,737      24,223
-------------------------------------------------     ---------      -------     -------     -------     -------
Personnel                                                30,358       31,507      32,111      30,443      29,024
-------------------------------------------------
Occupancy and equipment                                   8,180        7,858       7,278       7,096       7,279
-------------------------------------------------
Deposit and other insurance                                 565          587         619         774         767
-------------------------------------------------
Amortization of intangible assets                         1,040        1,034       1,080         968       1,036
-------------------------------------------------
Merger-related expense (1)                                   --           --          --          --         647
-------------------------------------------------
Other operating                                          18,170       17,908      17,830      14,811      16,324
-------------------------------------------------     ---------      -------     -------     -------     -------
Total other expenses                                     58,313       58,894      58,918      54,092      55,077
-------------------------------------------------     ---------      -------     -------     -------     -------
Income before income taxes                               50,403       45,995      47,272      46,174      43,135
-------------------------------------------------
Income taxes                                             18,814       15,632      17,296      16,890      15,390
-------------------------------------------------     ---------      -------     -------     -------     -------
Net income                                            $  31,589       30,363      29,976      29,284      27,745
-------------------------------------------------     ---------      -------     -------     -------     -------
Income before non-recurring items per share (1):
 Basic                                                $     .78          .75         .73         .70         .68
-------------------------------------------------
 Diluted                                                    .77          .74         .72         .70         .67
-------------------------------------------------
Net income per share:
 Basic                                                      .78          .75         .73         .70         .67
-------------------------------------------------
 Diluted                                                    .77          .74         .72         .70         .66
-------------------------------------------------

(1) Non-recurring items include merger-related expense of $409,000 (after-tax) or $.01 per diluted share for the fourth quarter of 1997.
--------------------------------------------------------------------------------
     Average assets for the three months ended December 31, 1998 totaled $7.5 billion, a 6.6% increase over the same period in 1997. Average earning assets increased 7.1% from $6.7 billion in 1997 to $7.2 billion for the same period in 1998. The net interest margin for the fourth quarter of 1998 was 4.72%, a 3 basis point decrease from 1997's 4.75%.

     Noninterest income as a percentage of average assets was 1.60% for the fourth quarter of 1998 compared to 1997's 1.36%. Noninterest expense, excluding the non-recurring item discussed above, as a percentage of average assets was 3.07% for the fourth quarter of 1998 compared to 1997's 3.05%. The efficiency ratio for these periods in 1998 and 1997 was 50.58% and 52.29%, respectively.


Financial Position

     Earning Assets

     The percentage of earning assets to total assets measures how efficiently Management utilizes the Corporation's financial resources. Average earning assets as a percentage of total average assets has been stable at 95% for the past three years.


     Loans and Lease Financing

     Loans are the largest category of earning assets and produce the highest yields. Strong loan growth during 1998 resulted in an 8.2% increase in average loans and lease financing and a 5.6% increase in average assets. The five-year compound growth rate for average loans and lease financing is 11.7% and for average assets is 9.2%.

     The Subsidiary Banks' loan portfolios are comprised primarily of diversified credits with little borrower or industry concentration. Management believes that lending to medium-sized commercial customers and consumers allows a higher interest rate spread which helps support the net interest margin. Table 6 shows the year-end breakdown of the major categories of the loans and lease financing portfolio for the previous five years based upon regulatory classifications. Outstanding loans and lease financing increased $393.8 million over 1997's outstandings. All of the 1998 loan growth was internally generated.


     Substantially all loans are made on a secured basis with the exception of certain revolving credit accounts and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North and South Carolina except for credit card receivables which are offered on a nationwide basis and automobile loans which are offered from Virginia to Georgia through referrals from a major automobile insurance company. Lending officers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. There were no concentrations of loans exceeding 10% of total loans other than those categories included in Table 6.

T A B L E  6


                           Loans and Lease Financing
                                 (In Thousands)


                                                                       As of December 31
                                           --------------------------------------------------------------------------
                                                1998            1997           1996           1995           1994
                                           --------------   ------------   ------------   ------------   ------------
Commercial, financial and agricultural      $   686,133        688,040        549,831        629,814        660,452
----------------------------------------
Real estate -- construction                     906,916        733,026        629,829        504,461        401,486
----------------------------------------
Real estate -- mortgage                       3,143,637      2,915,851      2,602,639      2,279,621      2,133,560
----------------------------------------
Instalment loans to individuals                 488,110        506,339        739,991        594,508        527,898
----------------------------------------
Revolving credit                                214,685        212,794        193,561        230,142        202,846
----------------------------------------
Lease financing                                  54,955         43,265         38,323         37,223         33,433
----------------------------------------    -----------      ---------      ---------      ---------      ---------
 Total gross loans and lease financing        5,494,436      5,099,315      4,754,174      4,275,769      3,959,675
----------------------------------------
Less: Unearned income                             7,099          5,746          8,511          8,594          7,515
----------------------------------------    -----------      ---------      ---------      ---------      ---------
 Total loans and lease financing            $ 5,487,337      5,093,569      4,745,663      4,267,175      3,952,160
----------------------------------------    -----------      ---------      ---------      ---------      ---------

     Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to medium-sized companies. There is no substantial loan concentration in any one industry or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary decision factor, with additional reliance upon collateral values. Management expects moderate to strong growth in these categories during 1999. The Subsidiary Banks will maintain their focus on quality credit underwriting. See Table 7 for a schedule of maturities and sensitivities of certain loan types to changes in interest rates.

     Real estate-mortgage loans consist primarily of loans secured by first or second deeds of trust on primary residences (70% of total real estate-mortgage loans). The remainder of real estate-mortgage loans are primarily for commercial purposes and often include the commercial borrower's real property in addition to other collateral. It is the Subsidiary Banks' general policy to sell current originations and retain only certain adjustable and fixed rate loans in the portfolio. The lower-interest rate environment experienced in 1998 is expected to continue in 1999. While these rates may generate high production volume, with the Subsidiary Banks' planned sales of loans, the mortgage portfolio will not grow in proportion to 1999's anticipated production volume. Consequently, Management anticipates only moderate growth in this category during 1999.

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

     Revolving credit includes overdraft protection and traditional credit card products. The credit card program was restructured in late 1997 resulting in more options based on credit card interest rates and annual fees. Additionally, a credit card product offering travel awards for airline flights based on card usage was introduced where the travel awards are not limited to a particular travel partner but can be used with any of the major airlines. AmFed did not offer credit cards at the time of the merger and thus their customer base provides an additional opportunity to grow the credit card portfolio. With continued emphasis on prudent underwriting standards, Management expects moderate growth during 1999.

     The leasing portfolio, net of unearned income, increased 27.1% in 1998 to $48 million. The leasing portfolio is not concentrated in any one line of business or type of equipment. The lease growth in 1998 resulted from instituting a leasing program at AmFed and expanding of the number of CCB lenders originating leases.

T A B L E  7


      Maturities and Sensitivities of Loans to Changes in Interest Rates
                                (In Thousands)


                                                      As of December 31, 1998
                                          ----------------------------------------------
                                            Commercial,
                                           Financial and    Real Estate-
                                           Agricultural     Construction        Total
                                          --------------   --------------   ------------
Due in one year or less                      $198,196           51,223         249,419
---------------------------------------
Due after one year through five years:
 Fixed interest rates                         276,241          215,065         491,306
---------------------------------------
 Floating interest rates                       50,926           40,185          91,111
---------------------------------------
Due after five years:
---------------------------------------
 Fixed interest rates                          46,238          130,453         176,691
---------------------------------------
 Floating interest rates                      114,532          469,990         584,522
---------------------------------------      --------          -------         -------
  Total                                      $686,133          906,916       1,593,049
---------------------------------------      --------          -------       ---------

     Investment Securities

     Investment securities decreased 6.8% from year-end 1997 to $1.4 billion at December 31, 1998. Due to the interest rate environment, the Corporation is experiencing higher levels of paydowns for mortgage-backed securities (included within U.S. Government agencies and corporations). These funds are being primarily reinvested in shorter-term U.S. Government agencies as there is not an interest rate advantage in committing funds to longer-term investments. Investment securities as a percentage of earning assets declined due to the previously discussed shift in earning assets to higher-yielding loans. Average investment securities totaled 19.5% of average earning assets for 1998 versus 22.4% for 1997. Taxable securities remain the primary component of the portfolio. See Table 8 for additional information about the Corporation's investment securities portfolio.

     The Corporation segregates debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt and equity securities that the Corporation has the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities held to maturity totaled $80.2 million or 5.9% of the total investment securities portfolio at December 31, 1998. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Corporation had no trading securities at December 31, 1998, 1997 or 1996 nor at any time during those years. Debt and equity securities not classified as either held to maturity or as trading securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of taxes. At December 31, 1998, securities available for sale totaled $1.3 billion, which represented over 90% of the total portfolio. The mark-to-market adjustment for available for sale securities totaled $21.7 million in unrealized gains at December 31, 1998 and, after considering applicable taxes, resulted in a $13.3 million addition to total shareholders' equity. As of December 31, 1997, the mark-to-market adjustment for available for sale securities totaled $22.7 million and resulted in a net $14 million addition to total shareholders' equity after applying applicable taxes. The Corporation does not currently anticipate selling a significant amount of the securities available for sale in the near future. Future fluctuations in shareholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale.

T A B L E  8


                        Investment Securities Portfolio
                                (In Thousands)


                                                                           As of December 31
                                            -------------------------------------------------------------------------------
                                                       1998                       1997                      1996
                                            --------------------------- ------------------------- -------------------------
                                               Amortized     Carrying     Amortized    Carrying     Amortized    Carrying
                                                 Cost          Value        Cost         Value        Cost         Value
                                            -------------- ------------ ------------ ------------ ------------ ------------
Securities Available for Sale
U.S. Treasury                                $   389,043      400,914      472,396      480,659      442,410      447,577
-------------------------------------------
U.S. Government agencies and corporations        826,367      835,128      841,034      854,481      761,136      768,090
-------------------------------------------
Equity securities                                 47,067       48,156       45,946       46,967       51,851       51,852
-------------------------------------------  -----------      -------      -------      -------      -------      -------
  Total securities available for sale        $ 1,262,477    1,284,198    1,359,376    1,382,107    1,255,397    1,267,519
-------------------------------------------  -----------    ---------    ---------    ---------    ---------    ---------

Maturity and Yield Schedule as of December 31, 1998

                                                                        Weighted
                                                         Carrying       Yield (1)
                                                           Value         Average
                                                      --------------   ----------
U.S. Treasury:
Within 1 year                                          $   108,769       6.65%
---------------------------------------------------
After 1 but within 5 years                                 292,145       6.99
---------------------------------------------------    -----------     -------
  Total U.S. Treasury                                      400,914       6.90
---------------------------------------------------    -----------     -------
U.S. Government agencies and corporations:
Within 1 year                                               47,533       6.85
---------------------------------------------------
After 1 but within 5 years                                 236,249       6.83
---------------------------------------------------
After 5 but within 10 years                                416,153       6.56
---------------------------------------------------
After 10 years (2)                                         135,193       7.84
---------------------------------------------------    -----------     -------
  Total U.S. Government agencies and corporations          835,128       6.86
---------------------------------------------------    -----------     -------
Equity securities                                           48,156       7.64
---------------------------------------------------    -----------     -------
  Total securities available for sale                  $ 1,284,198       6.90%
---------------------------------------------------    -----------     ----------


                                                                As of December 31
                                      ----------------------------------------------------------------------
                                               1998                     1997                    1996
                                      -----------------------   ---------------------   --------------------
                                        Carrying      Market     Carrying     Market     Carrying    Market
                                         Value        Value       Value       Value       Value       Value
                                      -----------   ---------   ---------   ---------   ---------   --------
Securities Held to Maturity
States and political subdivisions      $ 80,189      85,277       81,617     87,002       84,262     88,504
-----------------------------------    --------     -------      -------    -------      -------    -------

Maturity and Yield Schedule As of December 31, 1998

                                                     Weighted
                                         Carrying    Yield (1)
                                          Value       Average
                                        ---------    ---------
States and political subdivisions:
Within 1 year                            $   500      9.98 %
-------------------------------------
After 1 but within 5 years                 7,709      7.98
-------------------------------------
After 5 but within 10 years               48,997      8.56
-------------------------------------
After 10 years                            22,983      8.65
-------------------------------------    -------      ------
  Total securities held to maturity      $80,189      8.54 %
-------------------------------------    -------      ------

(1) Where applicable, the weighted average yield is computed on a taxable equivalent basis using a 35% federal tax rate and applicable state tax rates.
(2) The amount shown consists primarily of mortgage-backed securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.
--------------------------------------------------------------------------------

 Deposits


     During 1998, average deposits rose to $6.1 billion from $5.8 billion in 1997. The largest increase was experienced in average money market accounts, $120.3 million. As a percentage of average total deposits, interest-bearing deposits remained relatively constant at 87.4% in 1998 compared to 88.1% in 1997. Demand deposits on average grew $88.2 million in 1998. See Table 9 for average deposits by type for the three-year period ended December 31, 1998. As with the rest of the financial institutions industry, CCB and AmFed have seen decreased growth trends in traditional deposits as consumers elect other investment/savings opportunities. However, as discussed in Liquidity and Interest-Sensitivity, the Subsidiary Banks have alternative sources to fund future loan growth if deposit growth does not keep pace with loan demand.

T A B L E  9


                               Average Deposits
                                (In Thousands)


                                                                  Years Ended December 31
                                      -------------------------------------------------------------------------------
                                                 1998                        1997                      1996
                                      ---------------------------   -----------------------   -----------------------
                                          Average        Average       Average      Average      Average      Average
                                          Balance         Rate         Balance       Rate        Balance       Rate
                                      --------------   ----------   ------------   --------   ------------   --------
Savings and time deposits:
-----------------------------------
Savings and NOW accounts               $   736,548     1.06 %          691,365     1.27          669,913     1.48
-----------------------------------
Money market accounts                    1,729,207     3.72          1,608,929     3.78        1,561,222     3.66
-----------------------------------
Time                                     2,898,500     5.54          2,811,192     5.69        2,582,176     5.71
-----------------------------------    -----------     ----          ---------     ----        ---------     ----
  Total savings and time deposits        5,364,255     4.34 %        5,111,486     4.49        4,813,311     4.46
-----------------------------------                    --------                    ----                      ----
Demand deposits                            776,819                     688,642                   636,601
-----------------------------------    -----------                   ---------                 ---------
  Total deposits                       $ 6,141,074                   5,800,128                 5,449,912
-----------------------------------    -----------                   ---------                 ---------

     In October 1995, CCB opened its first in-store banking office, CCB7, within a newly constructed Harris Teeter supermarket. Since 1995 an additional seventeen in-store banking offices located in high-volume Harris Teeter stores have been opened. These banking offices have extended hours during the weekday and are open on weekends and holidays. An additional eight new CCB7 offices are planned for 1999. In-store banking offices are an additional source of consumer loans and deposits and generate noninterest fee income.


     Long-Term Debt and Other Borrowings

     The Corporation's ratio of long-term debt to shareholders' equity increased to 31.5% at December 31, 1998 from 14.8% at December 31, 1997. The increase was due to obtaining additional advances from the Federal Home Loan Bank of Atlanta ("FHLB") at favorable interest rates. The advances were replacements of Subsidiary Banks' funds that were dividended up to the Parent Company for funding its stock repurchase program discussed below. Of the $183.6 million of FHLB advances outstanding at December 31, 1998, approximately $150 million is due within five years.


Capital Resources

     The Corporation has had a strong capital position historically as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.25% and 9.20% for 1998 and 1997, respectively.


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

     The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. Table 10 shows that the Corporation and the Subsidiary Banks significantly exceeded all risk-based capital requirements at December 31, 1998 and 1997.

T A B L E  10


                                Capital Ratios


                       As of December 31
                    ------------------------    Regulatory
                        1998         1997        Minimum
                    -----------   ----------   -----------
Tier I Capital:                                4.00%
 Corporation            11.23%    12.14
-----------------
 CCB                    10.31     11.98
-----------------
 AmFed                  11.94     13.35
-----------------
 CCB-Ga.                20.79     12.23
-----------------       -----     -----
Total Capital:                                 8.00
 Corporation            12.95     14.02
-----------------
 CCB                    11.50     13.15
-----------------
 AmFed                  13.25     14.60
-----------------
 CCB-Ga.                22.09     13.51
-----------------       -----     -----
Leverage:                                      4.00
 Corporation             8.57      9.02
-----------------
 CCB                     7.82      8.92
-----------------
 AmFed                   8.64      8.89
-----------------
 CCB-Ga.                14.48     10.20
-----------------       -----     -----

     The Subsidiary Banks also have the highest rating in regards to the FDIC insurance assessment and, accordingly, pay the lowest deposit insurance premium.


     Equity Capital

     The Corporation's primary source of additional equity capital has historically been the retention of earnings which added $80.8 million, $58.7 million and $58.2 million to capital in 1998, 1997 and 1996, respectively. Table 11 presents the rate of internal capital growth for the Corporation for each of the five previous years. The Corporation's stock repurchase program, discussed below, positively impacted 1998's rate of internal capital growth.

T A B L E  11


                        Rate Of Internal Capital Growth


                                                                   Years Ended December 31
                                                 ------------------------------------------------------------
                                                    1998      1997 (1)     1996 (1)     1995 (1)     1994 (1)
                                                 ---------   ----------   ----------   ----------   ---------
Average assets to average equity times           10.81 x         10.87        11.43        12.17       11.66
----------------------------------------------
Return on average assets equals                   1.65 %          1.54         1.42         1.36        1.21
----------------------------------------------   ---------       -----        -----        -----       -----
Return on average shareholders' equity times     17.87 %         16.76        16.20        16.53       14.15
----------------------------------------------
Earnings retained equals                         66.67 %         65.68        69.31        70.21       70.38
----------------------------------------------   ---------       -----        -----        -----       -----
Rate of internal capital growth                  11.91 %         11.01        11.23        11.61        9.96
----------------------------------------------   ---------       -----        -----        -----       -----

(1) Excludes the after-tax impact of non-recurring items, as applicable: for 1997, merger-related expense of $13.1 million and gain on sale of subsidiary of $1.4 million; for 1996, the FDIC Special Assessment and the Recapture Tax Benefit; for 1995, merger-related expense of $7.3 million;
    and for 1994, merger-related expense of $660,000 and a $5.6 million charge for the recapture of tax bad debt reserves by savings bank subsidiaries of Security Capital.
--------------------------------------------------------------------------------
     Since August 14, 1996, the Corporation's common stock has been traded on The New York Stock Exchange under the symbol CCB. Prior to that date, the Corporation's common stock had been traded on The Nasdaq Stock Market under the symbol CCBF. At December 31, 1998, the Corporation had approximately 9,900 shareholders of record.

     During 1998, the Corporation adopted a continuing stock repurchase program to better manage its capital position. The Board of Directors authorized the repurchase and subsequent retirement of up to 2,000,000 shares of common stock plus additional purchases needed to retire any shares issued for the exercise of options, restricted stock awards, or other corporate purposes. Through December 31, 1998, 1,391,300 shares had been repurchased and retired at an average cost of $55.06 per share.

T A B L E  12


                           Stock Prices and Dividends


                                   Prices                      Cash
                   --------------------------------------    Dividends
                       High           Low         Close      Declared
                   ------------   ----------   ----------   ----------
1998
First Quarter       $   57.00         47.00        55.28       .235
----------------
Second Quarter          56.06         51.75        53.13       .235
----------------
Third Quarter           58.50         46.25        50.38       .260
----------------
Fourth Quarter          57.38         43.13        57.00       .260
----------------
1997
First Quarter       $   35.00         31.88        31.94       .210
----------------
Second Quarter          37.00         30.94        36.57       .210
----------------
Third Quarter           41.82         36.69        40.32       .235
----------------
Fourth Quarter          55.00         40.57        53.75       .235
----------------    ---------         -----        -----       ----

     Dividends per share have increased from $.80 in 1996 to $.89 in 1997 to $.99 in 1998. The 1998 increase continues the Corporation's thirty-four year trend of annual dividend increases, a record that places the Corporation first among U.S. banks tracked by Moody's Investors Service. Dividends paid as a percentage of earnings, excluding non-recurring items, equaled 33.45%, 34.36% and 35.40% for the years ended 1998, 1997 and 1996, respectively. The Corporation's dividend guideline is to pay approximately 30% to 40% of operating earnings in dividends. Management feels that this guideline provides a reasonable cash return to shareholders and at the same time maintains sufficient equity to support future growth and expansion.

     Capital expenditures for new and improved facilities as well as furniture and equipment amounted to $17.8 million in 1998, $10.6 million in 1997 and $9.8 million in 1996. There were no significant capital resource commitments at December 31, 1998 other than the operating lease commitments specified in the notes to the Consolidated Financial Statements and resolution of Year 2000 technology concerns as discussed below. Additionally, the Corporation has budgeted $28 million in 1999 for technological improvements and new or renovated facilities. Technology improvements totaling $12.6 million planned for 1999 include tools to enhance cross-selling, track profitability of individual customers and measure product profitability.


     Year 2000 Issue

     The Corporation is in the midst of its project to assess and correct the impact of the "Year 2000 Issue". The Year 2000 Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. Historically, the first two digits were eliminated to save memory. Since in such systems there is no accommodation for the full four-digit year, a serious problem may occur when "00" is used to identify the Year 2000. For these systems, it is not only impossible to distinguish 2000 from 1900 but it also becomes difficult to calculate the passage of time between preceding or succeeding years and the Year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things, an inability to process customer transactions, properly accrue interest income and expense or engage in normal business activities. In addition, non-information technology ("non-IT") systems such as security alarms, elevators, telephones, etc. may be subject to a Year 2000 malfunction due to their dependence upon computer technology for proper operation. As described, the Year 2000 Issue presents a number of challenges to financial institutions' management; correction of Year 2000 Issues has been and will continue to be costly and complex for the entire industry.

     The Corporation began discussing the Year 2000 Issue more than two years ago and adopted a Year 2000 Strategic Project Plan to address the issue. The Corporation's Year 2000 plan follows guidelines outlined by the Federal Financial Institutions Examination Council ("FFIEC"). The FFIEC requires all financial institutions to develop plans with five critical phases: awareness, assessment, renovation, validation and implementation. The awareness phase defined the Year 2000 Issue and the potential challenges associated with the date change. The assessment phase consisted of an evaluation of the size and complexity of ensuring that the Corporation will be ready for the Year 2000. During the assessment phase, the Corporation determined that it would be required to modify a significant portion of its software and replace certain software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. During the renovation phase, system upgrades were implemented and applicable hardware was replaced. The validation phase involves testing all computer systems. Even if software has been tested by the vendor and certified Year 2000-ready, the Corporation's Year 2000 project team is re-testing and validating all software to ensure compatibility with the Corporation's information systems environment. The implementation phase is the final step which involves incorporating Year 2000-ready systems into the day-to-day operations of the Corporation.

     The renovation of all major software applications was completed in early September 1998. Testing of mission critical systems was substantially completed by the end of 1998. This consisted of performing tests on the mainframe hardware, operating system, and application software; PC and server hardware and software; data and telecommunications systems; and non-IT systems. A new Year 2000-ready mainframe computer was put into production during mid-January 1999. Substantially all non-mission critical testing and replacement of non-mission critical personal computers is scheduled to be completed by the end of March 1999. The Corporation plans to complete the Year 2000 project by the end of June 1999. Testing of hardware and software acquired or modified since initial testing was completed will be done in the remainder of 1999 as part of on-going due diligence.

     In addition to ensuring the proper operation of its systems, the Corporation is also monitoring the remediation efforts of third-party entities whose own Year 2000 disruptions would impact the Corporation's operations. The incurred to date and estimated costs to assess the impact of third parties' remediation efforts are included in the Corporation's total Year 2000 project costs and estimates. The project team identified the vendors whose operations were deemed mission critical to the Corporation's operations and contacted those vendors regarding their progress in correcting their Year 2000 Issues. In addition, the Corporation initiated communication with its major customers to determine the extent of their Year 2000 preparedness. As most corporate customers depend on computer systems for normal operations, a disruption in their business could result in potentially significant financial difficulties. In the loan and deposit areas, major customers of $1 million or more have been identified. As of December 31, 1998, the Corporation had contacted in excess of 97% of major customers and evaluated the risk to the Corporation based upon the results of the customer communication. Also, the Corporation has reviewed certain issuers of debt securities held in the investment securities portfolio as well as federal funds counter-parties. In the Trust area, the Corporation has reviewed certain issuers of debt and equity securities held as managed investment assets. Finally, financial institutions such as the Subsidiary Banks exchange large volumes of date-sensitive data electronically between other financial institutions, clearing houses, customers and regulatory agencies. The Corporation has tested and verified, as appropriate, these data exchanges. Based on these reviews of critical vendors, major customers and other major counter-parties, at present the Corporation feels that there is not an inordinate amount of risk which would require the establishment of any special reserves for the Year 2000 Issue. The Corporation will continue to monitor and test the remediation efforts of these third parties and determine if it needs to modify its own operations due to their failure to remediate their Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, will not have an adverse effect on the Corporation's results of operations.

     The Corporation has a contingency plan that outlines emergency response procedures that meet regulatory guidelines. The goal of the contingency plan is to facilitate the resumption of business in the event there is a disruption of critical systems necessary to operate. Contingency plans include alternative power sources, off-site processing, etc. The FFIEC's contingency planning guidelines require the completion of organizational planning guidelines and business impact analysis by March 31, 1999. FFIEC guidelines further require that the development and validation of the business resumption contingency plans be completed by June 30, 1999. The Corporation completed its organizational planning guidelines and business impact analysis in October 1998. The Corporation's contingency plans include consideration of the most reasonably likely worst-case scenario. Development and validation of the contingency plans and independent review and verification of the contingency plans were completed in February 1999. The last contingency planning requirement, developing detailed Year 2000 rollover event plans, is scheduled to be completed during the second quarter of 1999.

     While the Corporation's project team is monitoring the progress of the Year 2000 plan, consulting firms are also being used to keep track of the readiness program. A Year 2000 independent consulting services group is overseeing the Year 2000 Project Management Office on an on-going basis. In addition, the Corporation retained the services of another independent consulting firm to review its Year 2000 readiness plans. As the Corporation and its Subsidiary Banks are regulated by federal and state banking regulatory agencies, they are required to comply with those agencies' Year 2000 modification schedules.
Federal regulatory agencies periodically review the Corporation's Year 2000 conversion efforts and have had no adverse criticism on the progress-to-date or its anticipated schedule to complete the Year 2000 project. Management believes that it will meet the regulators' timeframe for Year 2000 compliance.

     The total cost of the Year 2000 project is currently estimated at $5.3 million, of which $2.3 million is attributable to the purchase of capitalizable software and hardware. Since the third quarter of 1998, estimated costs for the Year 2000 project have increased by $500,000. Estimated hardware and software costs were increased by $146,000 and the remaining $354,000 was earmarked for the development of detailed business resumption plans and a support contract with the Corporation's Year 2000 independent consulting services group to extend through the millennium rollover. During 1998, the Corporation incurred $2.2 million of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense incurred prior to 1998 was less than $75,000. The remainder of the cost will be expensed as incurred over the next two years and is not expected to have a material effect on the Corporation's results of operations.

     The costs of the Year 2000 project and the dates the Corporation plans to complete the Year 2000 modifications are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe anticipated.

     Management presently believes that with its identified modifications to existing software and conversions to new software and hardware and the successful completion of third-party remediation efforts, the Year 2000 Issue can be mitigated. However, if the Corporation's modifications and conversions are not made, or are not completed on a timely basis or if mission critical third-parties do not remediate their own Year 2000 Issues, disruptions in operations could occur and could have a material adverse impact on the financial position of the Corporation.


Asset Quality

     Total risk assets have declined from $26.3 million in 1994 to $24.2 million in 1998. Nonperforming assets (nonaccrual loans and lease financing, other real estate acquired through loan foreclosures and restructured loans and lease financing) and risk assets (nonperforming assets plus accruing loans and lease financing 90 days or more past due) at the end of each of the previous five years are presented in Table 13. Risk assets to total assets were .31%, .30% and
 .32% at December 31, 1998, 1997 and 1996, respectively. The reserve for loan and lease losses to risk assets was 3.03 times at December 31, 1998 compared to 3.20 times and 2.77 times at December 31, 1997 and 1996, respectively. Real estate acquired through loan foreclosures decreased to $791,000 at December 31, 1998 from $5.9 million at December 31, 1994. In addition to total risk assets disclosed in Table 13, Management has identified $6.8 million of loans whose borrowers have possible credit problems that cause Management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

T A B L E  13


                         Nonperforming and Risk Assets
                                (In Thousands)


                                                                                             As of December 31
                                                                                    -----------------------------------
                                                                                        1998        1997        1996
                                                                                    ----------- ----------- -----------
Nonaccrual loans and lease financing (1)                                            $ 16,761       16,088      15,752
-----------------------------------------------------------------------------------
Other real estate acquired through loan foreclosures                                     791          845       2,469
-----------------------------------------------------------------------------------
Restructured loans and lease financing                                                   739          784         838
----------------------------------------------------------------------------------- --------       ------      ------
Total nonperforming assets                                                            18,291       17,717      19,059
-----------------------------------------------------------------------------------
Accruing loans and lease financing 90 days or more past due                            5,889        3,423       3,066
----------------------------------------------------------------------------------- --------       ------      ------
Total risk assets                                                                   $ 24,180       21,140      22,125
----------------------------------------------------------------------------------- --------       ------      ------
Ratio of nonperforming assets to:
 Loans and lease financing outstanding and other real estate acquired through loan
  foreclosures                                                                           .33 %         .35         .40
-----------------------------------------------------------------------------------
 Total assets                                                                            .24           .25         .28
-----------------------------------------------------------------------------------
Ratio of total risk assets to:
 Loans and lease financing outstanding and other real estate acquired through loan
  foreclosures                                                                           .44           .41         .47
-----------------------------------------------------------------------------------
 Total assets                                                                            .31           .30         .32
-----------------------------------------------------------------------------------
Reserve for loan and lease losses to total risk assets                                  3.03 x        3.20        2.77
-----------------------------------------------------------------------------------



                                                                                       As of December 31
                                                                                    -----------------------
                                                                                        1995        1994
                                                                                    ----------- -----------
Nonaccrual loans and lease financing (1)                                               17,518      14,915
-----------------------------------------------------------------------------------
Other real estate acquired through loan foreclosures                                    3,198       5,892
-----------------------------------------------------------------------------------
Restructured loans and lease financing                                                    915       1,545
-----------------------------------------------------------------------------------    ------      ------
Total nonperforming assets                                                             21,631      22,352
-----------------------------------------------------------------------------------
Accruing loans and lease financing 90 days or more past due                             4,120       3,913
-----------------------------------------------------------------------------------    ------      ------
Total risk assets                                                                      25,751      26,265
-----------------------------------------------------------------------------------    ------      ------
Ratio of nonperforming assets to:
 Loans and lease financing outstanding and other real estate acquired through loan
  foreclosures                                                                            .51         .56
-----------------------------------------------------------------------------------
 Total assets                                                                             .33         .37
-----------------------------------------------------------------------------------
Ratio of total risk assets to:
 Loans and lease financing outstanding and other real estate acquired through loan
  foreclosures                                                                            .60         .66
-----------------------------------------------------------------------------------
 Total assets                                                                             .39         .43
-----------------------------------------------------------------------------------
Reserve for loan and lease losses to total risk assets                                   2.14        1.94
-----------------------------------------------------------------------------------

(1) For the years ended December 31, 1998, 1997 and 1996, gross interest income that would have been recorded during the year on the nonaccrual loans and lease financing listed above, if the loans and lease financing had been current in accordance with their original terms, would have amounted to approximately $1,138,000 in 1998, $1,055,000 in 1997, and $1,359,000 in
    1996. Gross interest income included in net income on these nonaccrual and restructured loans and lease financing amounted to approximately $288,000, $171,000, and $412,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The amounts also include interest from prior years collected during 1998, 1997, or 1996.
--------------------------------------------------------------------------------
     The Corporation's general nonaccrual policy is to place business credits in a nonaccrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is ninety days or more past due (unless Management determines that the collectibility is not reasonably considered in doubt). Generally, instalment loans to individuals and revolving credit accounts past due more than 90 and 120 days, respectively, are charged-off.

     Loans are considered impaired if it is probable that the Subsidiary Banks will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on discounted cash flows or the fair value of the collateral for a collateral-dependent loan. Any impairment losses are recognized through charges to the reserve for loan and lease losses. At December 31, 1998 and 1997, impaired loans amounted to $15.8 million and $14.3 million, respectively. Impaired loans totaling $9 million were not accruing interest at December 31, 1998 and $7.8 million were not accruing interest at December 31, 1997. The related reserve for loan and lease losses on these loans amounted to $2.6 million and $2.8 million at December 31, 1998 and 1997, respectively.

     Table 14 presents a summary of loss experience and the reserve for loan and lease losses for the previous five years. Net charge-offs in the five-year period ended 1998 occurred primarily in revolving credit and instalment loans to individuals. The out-of-market credit risk from credit card receivables (included within the revolving credit category) which are offered nationwide, is considered in the Corporation's review of the adequacy of the reserve for loan and lease losses.

T A B L E  14


              Summary of Loan and Lease Financing Loss Experience
                   and the Reserve for Loan and Lease Losses
                                 (In Thousands)


                                                                                              Years Ended December 31
                                                                                           -----------------------------
                                                                                                 1998           1997
                                                                                           --------------- -------------
Balance at beginning of year                                                                   $    67,594      61,257
-------------------------------------------------------------------------------------------
Loan and lease losses charged to reserve:
-------------------------------------------------------------------------------------------
 Commercial, financial and agricultural                                                               (269)       (673)
-------------------------------------------------------------------------------------------
 Real estate -- construction                                                                          (111)        (25)
-------------------------------------------------------------------------------------------
 Real estate -- mortgage                                                                              (424)       (545)
-------------------------------------------------------------------------------------------
 Instalment loans to individuals                                                                    (4,971)     (4,514)
-------------------------------------------------------------------------------------------
 Revolving credit                                                                                   (7,066)     (7,344)
-------------------------------------------------------------------------------------------
 Lease financing                                                                                       (68)        (43)
-------------------------------------------------------------------------------------------     ----------      ------
   Total loan and lease losses charged to reserve                                                  (12,909)    (13,144)
-------------------------------------------------------------------------------------------     ----------     -------
Recoveries of loans and leases previously charged-off:
 Commercial, financial and agricultural                                                                 51          63
-------------------------------------------------------------------------------------------
 Real estate -- construction                                                                            64          41
-------------------------------------------------------------------------------------------
 Real estate --  mortgage                                                                              143         136
-------------------------------------------------------------------------------------------
 Instalment loans to individuals                                                                       842       1,431
-------------------------------------------------------------------------------------------
 Revolving credit                                                                                    1,490       1,339
-------------------------------------------------------------------------------------------
 Lease financing                                                                                        23          95
-------------------------------------------------------------------------------------------     ----------     -------
   Total recoveries of loans and leases previously charged-off                                       2,613       3,105
-------------------------------------------------------------------------------------------     ----------     -------
Net charge-offs                                                                                    (10,296)    (10,039)
-------------------------------------------------------------------------------------------
Provision charged to operations                                                                     15,884      16,376
-------------------------------------------------------------------------------------------
Reserves related to acquisitions                                                                        --          --
-------------------------------------------------------------------------------------------     ----------     -------
Balance at end of year                                                                         $    73,182      67,594
-------------------------------------------------------------------------------------------     ----------     -------
Loans and lease financing outstanding at end of year                                           $ 5,487,337   5,093,569
-------------------------------------------------------------------------------------------
Ratio of reserve for loan and lease losses to loans and lease financing outstanding at end
 of year                                                                                              1.33%       1.33
-------------------------------------------------------------------------------------------
Average loans and lease financing outstanding                                                  $ 5,276,042   4,877,187
-------------------------------------------------------------------------------------------
Ratio of net charge-offs of loans and lease financing to average loans and lease financing:
-------------------------------------------------------------------------------------------
  Total                                                                                                .20%        .21
-------------------------------------------------------------------------------------------
  Excluding revolving credit                                                                           .09         .09
-------------------------------------------------------------------------------------------
  Revolving credit                                                                                    2.66        2.87
----------------------------------------------------------------------------------------------------------   ---------



                                                                                             Years Ended December 31
                                                                                           ----------------------------
                                                                                                1996          1995
                                                                                           ------------- -------------
Balance at beginning of year                                                                    55,114        50,902
-------------------------------------------------------------------------------------------
Loan and lease losses charged to reserve:
-------------------------------------------------------------------------------------------
 Commercial, financial and agricultural                                                           (438)         (343)
-------------------------------------------------------------------------------------------
 Real estate -- construction                                                                       (38)         (392)
-------------------------------------------------------------------------------------------
 Real estate -- mortgage                                                                          (869)         (328)
-------------------------------------------------------------------------------------------
 Instalment loans to individuals                                                                (5,136)       (3,337)
-------------------------------------------------------------------------------------------
 Revolving credit                                                                               (7,633)       (4,334)
-------------------------------------------------------------------------------------------
 Lease financing                                                                                  (166)          (71)
-------------------------------------------------------------------------------------------     ------        ------
   Total loan and lease losses charged to reserve                                              (14,280)       (8,805)
-------------------------------------------------------------------------------------------    -------        ------
Recoveries of loans and leases previously charged-off:
 Commercial, financial and agricultural                                                            445           176
-------------------------------------------------------------------------------------------
 Real estate -- construction                                                                        61            38
-------------------------------------------------------------------------------------------
 Real estate --  mortgage                                                                          305            77
-------------------------------------------------------------------------------------------
 Instalment loans to individuals                                                                 1,127           680
-------------------------------------------------------------------------------------------
 Revolving credit                                                                                1,083         1,024
-------------------------------------------------------------------------------------------
 Lease financing                                                                                    41            15
-------------------------------------------------------------------------------------------    -------        ------
   Total recoveries of loans and leases previously charged-off                                   3,062         2,010
-------------------------------------------------------------------------------------------    -------        ------
Net charge-offs                                                                                (11,218)       (6,795)
-------------------------------------------------------------------------------------------
Provision charged to operations                                                                 17,361        11,007
-------------------------------------------------------------------------------------------
Reserves related to acquisitions                                                                    --            --
-------------------------------------------------------------------------------------------    -------        ------
Balance at end of year                                                                          61,257        55,114
-------------------------------------------------------------------------------------------    -------        ------
Loans and lease financing outstanding at end of year                                         4,745,663     4,267,175
-------------------------------------------------------------------------------------------
Ratio of reserve for loan and lease losses to loans and lease financing outstanding at end
 of year                                                                                           1.29          1.29
-------------------------------------------------------------------------------------------
Average loans and lease financing outstanding                                                4,464,026     4,113,207
-------------------------------------------------------------------------------------------
Ratio of net charge-offs of loans and lease financing to average loans and lease
-------------------------------------------------------------------------------------------
financing:
---------------------------------------------------------------------------------------  --
  Total                                                                                             .25           .17
-------------------------------------------------------------------------------------------
  Excluding revolving credit                                                                        .11           .09
-------------------------------------------------------------------------------------------
  Revolving credit                                                                                 2.85          1.47
-------------------------------------------------------------------------------------------  ----------    ----------



                                                                                            Years Ended
                                                                                            December 31
                                                                                           -------------
                                                                                                1994
                                                                                           -------------
Balance at beginning of year                                                                    43,357
-------------------------------------------------------------------------------------------
Loan and lease losses charged to reserve:
-------------------------------------------------------------------------------------------
 Commercial, financial and agricultural                                                           (463)
-------------------------------------------------------------------------------------------
 Real estate -- construction                                                                      (567)
-------------------------------------------------------------------------------------------
 Real estate -- mortgage                                                                        (1,112)
-------------------------------------------------------------------------------------------
 Instalment loans to individuals                                                                (2,845)
-------------------------------------------------------------------------------------------
 Revolving credit                                                                               (3,122)
-------------------------------------------------------------------------------------------
 Lease financing                                                                                   (84)
-------------------------------------------------------------------------------------------     ------
   Total loan and lease losses charged to reserve                                               (8,193)
-------------------------------------------------------------------------------------------     ------
Recoveries of loans and leases previously charged-off:
 Commercial, financial and agricultural                                                            454
-------------------------------------------------------------------------------------------
 Real estate -- construction                                                                        60
-------------------------------------------------------------------------------------------
 Real estate --  mortgage                                                                          224
-------------------------------------------------------------------------------------------
 Instalment loans to individuals                                                                   964
-------------------------------------------------------------------------------------------
 Revolving credit                                                                                  684
-------------------------------------------------------------------------------------------
 Lease financing                                                                                    91
-------------------------------------------------------------------------------------------     ------
   Total recoveries of loans and leases previously charged-off                                   2,477
-------------------------------------------------------------------------------------------     ------
Net charge-offs                                                                                 (5,716)
-------------------------------------------------------------------------------------------
Provision charged to operations                                                                 10,761
-------------------------------------------------------------------------------------------
Reserves related to acquisitions                                                                 2,500
-------------------------------------------------------------------------------------------     ------
Balance at end of year                                                                          50,902
-------------------------------------------------------------------------------------------     ------
Loans and lease financing outstanding at end of year                                         3,952,160
-------------------------------------------------------------------------------------------
Ratio of reserve for loan and lease losses to loans and lease financing outstanding at end
 of year                                                                                           1.29
-------------------------------------------------------------------------------------------
Average loans and lease financing outstanding                                                3,569,065
-------------------------------------------------------------------------------------------
Ratio of net charge-offs of loans and lease financing to average loans and lease
-------------------------------------------------------------------------------------------
financing:
---------------------------------------------------------------------------------------  --
  Total                                                                                             .16
-------------------------------------------------------------------------------------------
  Excluding revolving credit                                                                        .10
-------------------------------------------------------------------------------------------
  Revolving credit                                                                                 1.18
-------------------------------------------------------------------------------------------  ----------

     Despite a modest increase in 1998's actual net charge-offs, charge-offs as a percentage of average loans and leases fell 1 basis point from 1997's level. The largest category of charge-off's, revolving credit, experienced a 21 basis point decrease from 1997's level. Provisions for loan and lease losses amounted to $15.9 million, $16.4 million and $17.4 million in 1998, 1997 and 1996, respectively. An allocation of the reserve for loan and lease losses as of the end of the previous five years is presented in Table 15. Data presented for prior years has been restated to better present the data reflected in the Corporation's loan and lease loss reserve model.

T A B L E  15


              Allocation of the Reserve for Loan and Lease Losses
                                 (In Thousands)


                                           1998                    1997
                                  ----------------------- -----------------------
                                                 % of                    % of
                                     Amount      Loans       Amount      Loans
                                       of      and Leases      of      and Leases
                                    Reserve     in Each     Reserve     in Each
                                   Allocated    Category   Allocated    Category
                                  ----------- ----------- ----------- -----------
Commercial, financial and
 agricultural                      $ 13,085   12.5 %          8,492        13.5
---------------------------------
Real estate -- construction           8,850   16.5            4,420        14.4
---------------------------------
Real estate -- mortgage               4,969   57.3            4,339        57.2
---------------------------------
Instalment loans to individuals      13,901    8.9           10,648         9.9
---------------------------------
Revolving credit                     10,270    3.9            8,507         4.2
---------------------------------
Lease financing                         463     .9              319          .8
---------------------------------
Unallocated portion of reserve       21,644    --            30,869         --
---------------------------------  --------   ----           ------       -----
 Total                             $ 73,182   100.0 %        67,594       100.0
---------------------------------  --------   ---------      ------       -----



                                           1996                    1995                    1994
                                  ----------------------- ----------------------- -----------------------
                                                  % of                    % of                    % of
                                     Amount      Loans       Amount      Loans       Amount      Loans
                                       of      and Leases      of      and Leases      of      and Leases
                                    Reserve     in Each     Reserve     in Each     Reserve     in Each
                                   Allocated    Category   Allocated    Category   Allocated    Category
                                  ----------- ----------- ----------- ----------- ----------- -----------
Commercial, financial and
 agricultural                         9,955        11.6       6,113        14.8       6,590        16.7
---------------------------------
Real estate -- construction           2,584        13.3       3,185        11.8       4,551        10.2
---------------------------------
Real estate -- mortgage               7,034        54.8       9,823        53.4      13,126        54.0
---------------------------------
Instalment loans to individuals       9,743        15.6       5,185        13.9      10,885        13.4
---------------------------------
Revolving credit                      5,937         4.1       4,929         5.4       3,756         5.1
---------------------------------
Lease financing                         314          .6         240          .7         281          .6
---------------------------------
Unallocated portion of reserve       25,690         --       25,639         --       11,713         --
---------------------------------    ------       -----      ------       -----      ------       -----
 Total                               61,257       100.0      55,114       100.0      50,902       100.0
---------------------------------    ------       -----      ------       -----      ------       -----

     Management performs a detailed analysis of the loan and lease portfolio to determine the adequacy of the reserve for loan and lease losses. The reserve is comprised of allocated and unallocated portions.

     The allocated reserve consists of specific as well as general allocations. Specific loan loss allocations are determined for significant credits where Management believes that a risk of loss exists. A key tool in controlling loan losses is the Corporation's loan grading system that begins at the inception of the credit relationship. Under this grading system, substantially all credit relationships greater than $100,000 (excluding residential mortgage and home equity lines) are assigned grades that direct the timing and intensity of loan review activity throughout the life of the relationship. All significant relationships are reviewed at least annually. Relationships that have the lowest grade are reviewed each thirty days. All relationships in excess of $100,000 which have been internally classified as "Special Mention", "Substandard" or "Loss" are evaluated individually for their potential loss; factors such as collateral value and guarantor strength are included in the evaluation process. In addition, general allocations are determined for each loan type by assigning a risk factor to compute their respective loss reserve. The risk factors have been developed using historical loss levels, economic trends, market conditions and other factors. The allocated reserve is determined as a result of this analysis which includes the specific and general reserves discussed above. During 1998, Management adjusted the risk factors used for general allocation of the reserve among the respective loan categories. The risk factors were adjusted upward in consideration of historical charge-off rates, recent trends in consumer debt levels, increased consumer bankruptcy rates nationally and in North Carolina and other pertinent factors. Management reviews risk assets and charge-offs by loan type on a monthly basis.

     For the unallocated portion of the reserve for loan and lease losses, Management determines the appropriate level of unallocated reserve to provide for probable losses inherent in the loan and lease portfolios and for unfavorable credit events that may have occurred for specific borrowers of which Management is not yet aware. Factors considered in Management's determination of the appropriate level of unallocated reserve are general economic and lending trends. The level of unallocated reserves as of year-end 1998 has declined from prior years.

     Management believes that the reserve for loan and lease losses is adequate to absorb estimated probable losses inherent in the loan and lease financing portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the reserve for loan and lease losses based on information available at the examination date.


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

     Net cash provided by operating activities and deposits from customers have historically been the primary sources of liquidity for the Corporation. Net cash provided by operating activities amounted to $100.6 million, $152.7 million and $103.6 million in 1998, 1997 and 1996, respectively. Average total deposits have grown by $340.9 million, $350.2 million and $296 million during the three previous years. Average certificates of deposit in denominations of $100,000 or more still comprise a relatively small percentage of average total deposits, 7.4% in 1998 versus 6.8% in 1997. These deposits grew on average $43.6 million from 1997 to 1998. Management intentionally keeps the Corporation's reliance on the higher-cost large certificates of deposit low because of the availability of less expensive sources of funding and considers them a secondary source of liquidity that can be obtained as needed.

     At December 31, 1998, time certificates of deposit in amounts of $100,000 or more were $452.8 million compared to $392.4 million at December 31, 1997. During 1998, the maximum month-end balance for time certificates of deposit in amounts of $100,000 or more totaled $465.4 million. The following is a remaining maturity schedule of these deposits at December 31, 1998 (in thousands):



                                           Over 3        Over 6
                              3 Months     Through       Through
                              or Less      6 Months     12 Months       Total
                            -----------   ---------     ---------    -----------
  Jumbo deposits             $269,397      110,689       72,722       $452,808

     At December 31, 1998, the Subsidiary Banks were net short-term lenders as average short-term investments exceeded average short-term liabilities by $47.1 million. In the past several years, the Subsidiary Banks have been net short-term borrowers. The change to being a net short-term lender was due to 1998's interest rate environment: the Subsidiary Banks received higher than normal paydowns on mortgage-backed securities due to the fall in mortgage interest rates, excess funds were not reinvested in longer-term investment securities due to the flat yield curve and the Subsidiary Banks were able to obtain longer-term borrowings at attractive interest rates. In 1997 and 1996, average short-term borrowings exceeded short-term investments by $119.7 million and $112.2 million, respectively, due to high loan demand.

     Correspondent relationships are maintained with several larger banks enabling the Subsidiary Banks to purchase federal funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and CCB's $600 million line of credit maintained with the FHLB. This line of credit is secured by a blanket collateral agreement on CCB's mortgage loan portfolio.

     Maturities of securities held for investment and sales and maturities of securities categorized as available for sale are other sources of liquidity. Securities with carrying values of $156.8 million mature in 1999. The available for sale portfolio is comprised of U.S. Treasury securities, obligations of U.S. Government agencies and corporations and equity securities. Securities available for sale are considered in the Corporation's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

     Liquidity at the Parent Company level is provided through cash dividends from the Subsidiary Banks and the capacity of the Parent Company to raise additional borrowed funds as needed. At December 31, 1998, the Parent Company had an unused $50 million credit agreement with a financial institution. The credit agreement is unsecured and expires in November 2001.

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

     Gap Analysis measures the interest-sensitivity of assets and liabilities at a given point in time. The interest-sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. Prepayments of loans and certain investment securities and early withdrawals of deposits represent options which may or may not be exercised and thus are not considered in the Gap Analysis. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 10% of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of the Corporation's interest-sensitivity position at December 31, 1998 is presented in Table 16. At December 31, 1998, the Corporation had a cumulative "negative gap" (interest-sensitive liabilities exceeding interest-sensitive assets) of $352.6 million or 4.82% of total earning assets over a twelve-month horizon. The ratio of interest-sensitive assets to interest-sensitive liabilities was .91x. Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and Management's reaction in response to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore,

ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on the Corporation's earnings, ALCO uses Simulation Analysis.

T A B L E  16


                       Interest-Sensitivity Analysis (1)
                                (In Thousands)


                                                                   As of December 31, 1998
                                                  -------------------------------------------------------------------
                                                                                                          6 Month
                                                     30 Day        60 Day       90 Day      6 Month      Sensitive
                                                    Sensitive    Sensitive    Sensitive    Sensitive     to 1 Year
                                                  ------------ ------------- ----------- -------------  -------------
Earning assets:
Time deposits in other banks                        $ 59,429            --          --            --           100
-------------------------------------------------
Federal funds sold and other short-term
 investments                                         430,000            --          --            --            --
-------------------------------------------------
Investment securities (2)                            124,690        44,800      48,125       157,849       109,359
-------------------------------------------------
Loans and lease financing                         1,294,270        595,862      84,502       252,998       529,174
------------------------------------------------- ----------       -------      ------       -------       -------
 Total earning assets                             1,908,389        640,662     132,627       410,847       638,633
------------------------------------------------- ----------       -------     -------       -------       -------
Interest-bearing liabilities:
Savings deposits                                  1,040,904        631,886          --            --            --
-------------------------------------------------
Other time deposits                                 345,696        195,326     203,421       554,013       823,957
-------------------------------------------------
Short-term borrowed funds                           238,256             --          --            --            --
-------------------------------------------------
Long-term debt                                           63             19          19        50,057           117
------------------------------------------------- ----------       -------     -------       -------       -------
 Total interest-bearing liabilities               1,624,919        827,231     203,440       604,070       824,074
------------------------------------------------- ----------       -------     -------       -------       -------
Interest-sensitivity gap                          $ 283,470       (186,569)    (70,813)     (193,223)     (185,441)
------------------------------------------------- ----------      --------     -------      --------      --------
Cumulative gap                                    $ 283,470         96,901      26,088      (167,135)     (352,576)
------------------------------------------------- ----------      --------     -------      --------      --------
Cumulative ratio of interest-sensitive assets to
 interest-sensitive liabilities                   1.17 x               1.04        1.01           .95           .91
------------------------------------------------- -----------     ---------    --------     ---------     ---------
Cumulative gap to total earning assets            3.87 %               1.32         .36        (2.28)        (4.82)
------------------------------------------------- -----------     ---------    --------     ---------     ---------



                                                          As of December 31, 1998
                                                  ----------------------------------------
                                                      Total      Non-Interest
                                                    Sensitive     Sensitive       Total
                                                  ------------- ------------- ------------
Earning assets:
Time deposits in other banks                           59,529            --       59,529
-------------------------------------------------
Federal funds sold and other short-term
 investments                                          430,000            --      430,000
-------------------------------------------------
Investment securities (2)                             484,823       857,843    1,342,666
-------------------------------------------------
Loans and lease financing                           2,756,806     2,730,531    5,487,337
-------------------------------------------------   ---------     ---------    ---------
 Total earning assets                               3,731,158     3,588,374    7,319,532
-------------------------------------------------   ---------     ---------    ---------
Interest-bearing liabilities:
Savings deposits                                    1,672,790       975,221    2,648,011
-------------------------------------------------
Other time deposits                                 2,122,413       834,402    2,956,815
-------------------------------------------------
Short-term borrowed funds                             238,256        50,000      288,256
-------------------------------------------------
Long-term debt                                         50,275       166,420      216,695
-------------------------------------------------   ---------     ---------    ---------
 Total interest-bearing liabilities                 4,083,734     2,026,043    6,109,777
-------------------------------------------------   ---------     ---------    ---------
Interest-sensitivity gap                             (352,576)
-------------------------------------------------   ---------
Cumulative gap
-------------------------------------------------
Cumulative ratio of interest-sensitive assets to
 interest-sensitive liabilities
-------------------------------------------------
Cumulative gap to total earning assets
-------------------------------------------------

(1) Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market adjustment of $21,721,000 for available for sale securities is not included.
--------------------------------------------------------------------------------
     Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates for the Corporation under multiple interest rate scenarios. To measure the sensitivity of the Corporation's earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. As a matter of policy, ALCO has stated that the maximum negative impact to net income from a positive or negative 100 basis point change in interest rates over a 12-month period should not exceed 6%, which was achieved during 1998 and 1997. At December 31, 1998, earnings sensitivity was well under this guideline as a 100 basis point increase is projected to decrease net income .2% and a 100 basis point decrease is projected to decrease net income .9%. ALCO in practice manages earnings sensitivity, however, with a targeted goal of only a 2% to 3% impact on net income. If simulation results show that earnings sensitivity exceeds the targeted limits, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.

     Management uses both on- and off-balance sheet strategies to manage the balance sheet. The most efficient and cost-effective method of on-balance sheet management is creating desired maturity and repricing streams through the tactical pricing of interest-earning and interest-bearing on-balance sheet products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure that the Corporation has a proper mix of fixed and variable rate products. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of the Corporation's funding sources. As of year-end, approximately 23.6% of all loans reprice or mature within 30 days. See Table 7 for additional detail regarding loan maturity and sensitivity to changes in interest rates at December 31, 1998.

     Within the Corporation's overall interest rate risk management strategy, off-balance sheet derivatives have been and may be used in the future as a cost- and capital-efficient way to manage interest rate sensitivity by modifying the repricing or maturity of on-balance sheet assets or liabilities. As of December 31, 1998, the Corporation had off-balance sheet derivative financial instruments in the form of interest rate swaps (basis swaps) with notional principal of $200 million. The interest rate swaps were entered into in November 1997 and April 1998 and have two-year terms. The purpose of entering into the interest rate swaps was to synthetically convert U.S. Treasury-based liabilities into prime rate-based liabilities and to lock-in a wide spread between the two indices. These financial instruments had a nominal negative effect on interest expense for 1998 and 1997. The Corporation was not party to any other off-balance sheet derivative financial instruments during 1998. Although off-balance sheet derivative financial instruments would not expose the Corporation to credit risk equal to the notional amount of the contracts, the Corporation would be exposed to credit risk to the extent of the fair value of the unrealized gain (if any) in the off-balance sheet derivative instrument if the counterparty failed to perform. Credit risk resulting from a counterparty's nonperformance of any contracts is being monitored through routine review of the counterparty's financial ratings.

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


Other Accounting Matters

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. The Corporation is in the process of assessing the impact of this Standard. The Standard is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," establishes accounting and reporting standards for certain mortgage banking activities. It also conforms the subsequent accounting for securities retained after the securitization of other types of assets. The Corporation is in the process of assessing the impact of this Standard. The Standard is effective for financial statements for the first fiscal quarter beginning after December 15, 1998.

Item 7A. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

     The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation's loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/ Liability Management Committee ("ALCO") which is comprised of senior management. ALCO regularly reviews the Corporation's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines. To estimate the impact that changes in interest rates would have on the Corporation's earnings, ALCO uses Simulation Analysis.

     Simulation Analysis is performed using a computer-based asset/liability model which incorporates current portfolio balances and rates, contractual maturities, repricing opportunities and assumptions about prepayments, future interest rates and future volumes. To measure the sensitivity of the Corporation's earnings, the result of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. The model assumes an immediate parallel shift in interest rates. As a matter of policy, ALCO has stated that the maximum negative impact to net income from a positive or negative 100 basis point change in interest rates over a 12-month period should not exceed 6%. However, ALCO in practice manages earnings sensitivity within a targeted range of only a 2% to 3% impact on net income. The Corporation's interest rate risk position based on simulation results as of December 31, 1998 is as follows:


  Basis point change in interest rates          (100)         100
---------------------------------------------
  Projected percentage change in net income      (.9)%        (.2)%
---------------------------------------------

     As of December 31, 1998, Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from possible future changes in interest rates. Projected percentage changes in net income brought about by changes in interest rates are not material relative to the Corporation's net income.

     If simulation results indicate earnings sensitivity in excess of the targeted limits, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines. On-balance sheet strategies involve the creation of desired maturity and repricing streams through the tactical pricing of interest-earning and interest-bearing portfolios to ensure that the Corporation has a proper mix of fixed and variable rate products. As of December 31, 1998, the Corporation had off-balance sheet derivative financial instruments outstanding in the form of interest rate swaps (basis swaps) with a notional amount of $200 million. The two-year term basis swaps were entered into in November 1997 and April 1998 to synthetically convert U.S. Treasury-based liabilities into prime rate-based liabilities and to lock-in the favorable spread between the two indices. The Corporation was not a party to any other off-balance sheet derivative financial instruments during 1998.

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

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                              Page
                                                                                              -
(a)  The  following  audited  consolidated   financial  statements  and  related
documents are set forth in this
  Annual Report on Form 10-K on the pages indicated:
CCB Financial Corporation and Subsidiaries:
 Consolidated Balance Sheets at December 31, 1998 and 1997 ...............................     34
 Consolidated Statements of Income for each of the years in the three-year period
   ended December 31, 1998 ...............................................................     35
 Consolidated Statements of Shareholders' Equity and Comprehensive Income for each
   of the years in the three-year period ended December 31, 1998 .........................     36
 Consolidated Statements of Cash Flows for each of the years in the three-year period
   ended December 31, 1998 ...............................................................     37
 Notes to Consolidated Financial Statements ..............................................     38
Report of Management Regarding Responsibility for Financial Statements ...................     60
Independent Auditors' Report .............................................................     61
(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:
  Quarterly Financial Data ...............................................................     58

                  CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                          Consolidated Balance Sheets
                          December 31, 1998 and 1997


                                                                                               1998           1997
                                                                                          -------------   ------------
                                                                                            (In Thousands Except for
                                                                                                    Share Data)
Assets:
Cash and due from banks (note 3)                                                           $   250,922       277,469
---------------------------------------------------------------------------------------    -----------       -------
Time deposits in other banks                                                                    59,529        19,875
---------------------------------------------------------------------------------------    -----------       -------
Federal funds sold and other short-term investments                                            430,000       122,000
---------------------------------------------------------------------------------------    -----------       -------
Investment securities (notes 4 and 8):
 Available for sale (Amortized cost of $1,262,477 and $1,359,376)                            1,284,198     1,382,107
---------------------------------------------------------------------------------------    -----------     ---------
 Held to maturity (Market values of $85,277 and $87,002)                                        80,189        81,617
---------------------------------------------------------------------------------------    -----------     ---------
Loans and lease financing (notes 5, 8 and 9)                                                 5,487,337     5,093,569
---------------------------------------------------------------------------------------
 Less reserve for loan and lease losses (note 6)                                                73,182        67,594
---------------------------------------------------------------------------------------    -----------     ---------
  Net loans and lease financing                                                              5,414,155     5,025,975
---------------------------------------------------------------------------------------    -----------     ---------
Premises and equipment (notes 7 and 9)                                                          92,770        86,035
---------------------------------------------------------------------------------------
Other assets (notes 5 and 13)                                                                  128,590       143,450
---------------------------------------------------------------------------------------    -----------     ---------
  Total assets                                                                             $ 7,740,353     7,138,528
---------------------------------------------------------------------------------------    -----------     ---------
Liabilities:
Deposits:
 Demand (noninterest-bearing)                                                              $   854,938       740,338
---------------------------------------------------------------------------------------
 Savings and NOW accounts                                                                      863,920       727,108
---------------------------------------------------------------------------------------
 Money market accounts                                                                       1,784,091     1,636,683
---------------------------------------------------------------------------------------
 Jumbo time deposits (note 8)                                                                  452,808       392,435
---------------------------------------------------------------------------------------
 Time deposits (note 8)                                                                      2,504,007     2,488,033
---------------------------------------------------------------------------------------    -----------     ---------
  Total deposits                                                                             6,459,764     5,984,597
---------------------------------------------------------------------------------------
Short-term borrowed funds (note 8)                                                             288,256       276,437
---------------------------------------------------------------------------------------
Long-term debt (note 9)                                                                        216,695       100,686
---------------------------------------------------------------------------------------
Other liabilities (notes 10 and 13)                                                             87,744        95,448
---------------------------------------------------------------------------------------    -----------     ---------
  Total liabilities                                                                          7,052,459     6,457,168
---------------------------------------------------------------------------------------    -----------     ---------
Shareholders' equity (notes 4, 11 and 15):
Serial preferred stock. Authorized 10,000,000 shares; none issued                                   --            --
---------------------------------------------------------------------------------------
Common stock of $5 par value. Authorized 100,000,000 shares; 40,345,214 and 41,552,824 shares
 issued in 1998 and 1997, respectively                                                         201,726       207,764
---------------------------------------------------------------------------------------
Additional paid-in capital                                                                      73,771       143,784
---------------------------------------------------------------------------------------
Retained earnings                                                                              399,066       315,864
---------------------------------------------------------------------------------------
Accumulated other comprehensive income                                                          13,331        13,980
---------------------------------------------------------------------------------------
Less: Unearned common stock held by management recognition plans                                    --           (32)
---------------------------------------------------------------------------------------    -----------     ---------
  Total shareholders' equity                                                                   687,894       681,360
---------------------------------------------------------------------------------------    -----------     ---------
  Total liabilities and shareholders' equity                                               $ 7,740,353     7,138,528
---------------------------------------------------------------------------------------    -----------     ---------

Commitments and contingencies (note 14)


See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                       Consolidated Statements of Income
                 Years Ended December 31, 1998, 1997 and 1996


                                                                        1998           1997         1996
                                                                    ------------   -----------   ----------
                                                                     (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans and lease financing                       $ 470,664       442,618      405,894
-----------------------------------------------------------------
Interest and dividends on investment securities:
 U.S. Treasury                                                          27,502        31,546       28,957
-----------------------------------------------------------------
 U.S. Government agencies and corporations                              53,117        55,613       53,222
-----------------------------------------------------------------
 States and political subdivisions (primarily tax-exempt)                4,738         4,840        4,593
-----------------------------------------------------------------
 Equity and other securities                                             3,135         3,070        3,374
-----------------------------------------------------------------
Interest on time deposits in other banks                                 2,377         2,716        3,263
-----------------------------------------------------------------
Interest on federal funds sold and other short-term investments         15,774        10,060       13,272
-----------------------------------------------------------------    ---------       -------      --------
  Total interest income                                                577,307       550,463      512,575
-----------------------------------------------------------------    ---------       -------      --------
Interest expense:
Deposits                                                               232,609       229,600      214,500
-----------------------------------------------------------------
Short-term borrowed funds (note 8)                                      11,822        15,371       18,713
-----------------------------------------------------------------
Long-term debt (note 9)                                                 10,131         5,128        4,359
-----------------------------------------------------------------    ---------       -------      --------
  Total interest expense                                               254,562       250,099      237,572
-----------------------------------------------------------------    ---------       -------      --------
Net interest income                                                    322,745       300,364      275,003
-----------------------------------------------------------------
Provision for loan and lease losses (note 6)                            15,884        16,376       17,361
-----------------------------------------------------------------    ---------       -------      --------
Net interest income after provision for loan and lease losses          306,861       283,988      257,642
-----------------------------------------------------------------    ---------       -------      --------
Other income:
Service charges on deposit accounts                                     54,117        44,937       40,070
-----------------------------------------------------------------
Trust and custodian fees                                                10,221         8,415        7,348
-----------------------------------------------------------------
Sales and insurance commissions                                         10,835         9,433        7,816
-----------------------------------------------------------------
Merchant discount                                                        8,826         7,017        6,116
-----------------------------------------------------------------
Accretion of negative goodwill from acquisitions                         3,356         3,356        3,356
-----------------------------------------------------------------
Other operating                                                         23,667        19,761       20,061
-----------------------------------------------------------------
Investment securities gains (note 4)                                     2,205           578        2,198
-----------------------------------------------------------------
Investment securities losses (note 4)                                      (27)          (98)      (4,359)
-----------------------------------------------------------------    ---------       -------      --------
  Total other income                                                   113,200        93,399       82,606
-----------------------------------------------------------------    ---------       -------      --------
Other expenses:
Personnel (note 10)                                                    124,419       114,572      105,991
-----------------------------------------------------------------
Net occupancy (note 14)                                                 15,890        15,595       16,189
-----------------------------------------------------------------
Equipment (note 14)                                                     14,522        12,867       12,032
-----------------------------------------------------------------
Merger-related expense (note 2)                                             --        17,916           --
-----------------------------------------------------------------
Other operating (note 12)                                               75,386        65,248       75,621
-----------------------------------------------------------------    ---------       -------      --------
  Total other expenses                                                 230,217       226,198      209,833
-----------------------------------------------------------------    ---------       -------      --------
Income before income taxes                                             189,844       151,189      130,415
-----------------------------------------------------------------
Income taxes (note 13)                                                  68,632        55,765       43,589
-----------------------------------------------------------------    ---------       -------      --------
Net income                                                           $ 121,212        95,424       86,826
-----------------------------------------------------------------    ---------       -------      --------
Earnings per common share (note 11):
  Basic                                                              $    2.96           2.31         2.11
-----------------------------------------------------------------
  Diluted                                                                 2.93           2.28         2.08
-----------------------------------------------------------------
Weighted average shares outstanding (note 11):
  Basic                                                                 40,898        41,438       41,107
-----------------------------------------------------------------
  Diluted                                                               41,409        41,947       41,815
-----------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                Consolidated Statements of Shareholders' Equity
                           and Comprehensive Income
                 Years Ended December 31, 1998, 1997 and 1996



                                                                                                      Accumulated
                                                                            Additional                   Other        Management
                                                                Common       Paid-In      Retained   Comprehensive    Recognition
                                                                Stock        Capital      Earnings       Income          Plans
                                                           ---------------  ----------  ------------  -------------   -----------
                                                                                      (In Thousands)
Balance December 31, 1995, as originally reported             $ 101,938      138,073       307,334       11,306        (1,734)
----------------------------------------------------------
Common stock issued in 1998 in a two-for-one
 stock split                                                   101,938            --      (101,938)          --            --
----------------------------------------------------------    ---------      -------      --------       ------        ------
Balance December 31, 1995, as restated                         203,876       138,073       205,396       11,306        (1,734)
Net income                                                          --            --        86,826           --            --
----------------------------------------------------------
Other comprehensive income --
 Unrealized losses on securities, net of deferred tax
  benefit of $2,656 and reclassification adjustment
  (note 4)                                                          --            --            --       (3,977)           --
----------------------------------------------------------
   Total comprehensive income
----------------------------------------------------------
Transactions pursuant to restricted stock, net (note 10)            40           728           (20)          --            --
----------------------------------------------------------
Stock options exercised, net of shares tendered
 (note 10)                                                       1,852         2,152          (926)          --            --
----------------------------------------------------------
Earned portion of management recognition plans (note
   10)                                                              --            --            --           --           996
----------------------------------------------------------
Purchase and retirement of shares                                 (192)         (901)           96           --            --
----------------------------------------------------------
Conversion of debentures (note 11)                                 762         1,737          (381)          --            --
----------------------------------------------------------
Common stock warrants repurchased (note 11)                         --        (1,172)       (4,509)          --            --
----------------------------------------------------------
Cash dividends ($.80 per share)                                     --            --       (28,579)          --            --
----------------------------------------------------------    ---------      -------      --------       ------        ------
Balance December 31, 1996                                      206,338       140,617       257,903        7,329          (738)
Net income                                                          --            --        95,424           --            --
----------------------------------------------------------
Other comprehensive income --
 Unrealized gains on securities, net of deferred tax
  expense of $3,956 and reclassification adjustment
  (note 4)                                                          --            --            --        6,651            --
----------------------------------------------------------
   Total comprehensive income
----------------------------------------------------------
Transactions pursuant to restricted stock, net (note 10)            54           373           (27)          --            --
----------------------------------------------------------
Stock options exercised, net of shares tendered
 (note 10)                                                       1,377         2,729          (689)          --            --
----------------------------------------------------------
Earned portion of management recognition plans (note
   10)                                                              --            --            --           --           706
----------------------------------------------------------
Other transactions, net                                               (5)         65             3           --            --
----------------------------------------------------------
Cash dividends ($.89 per share)                                     --            --       (36,750)          --            --
----------------------------------------------------------    ----------     -------      --------       ------        ------
Balance December 31, 1997                                      207,764       143,784       315,864       13,980           (32)
Net income                                                          --            --       121,212           --            --
----------------------------------------------------------
Other comprehensive income --
 Unrealized losses on securities, net of deferred tax
  benefit of $484 and reclassification adjustment
  (note 4)                                                          --            --            --         (649)           --
--------------------------------------------------------
   Total comprehensive income
----------------------------------------------------------
Transactions pursuant to restricted stock, net (note 10)            42           503           (10)          --            --
----------------------------------------------------------
Stock options exercised, net of shares tendered
 (note 10)                                                         879         1,497          (403)          --            --
----------------------------------------------------------
Earned portion of management recognition plans (note
   10)                                                              --            --            --           --            32
----------------------------------------------------------
Purchase and retirement of shares                               (6,957)      (72,445)        2,801           --            --
----------------------------------------------------------
Other transactions, net                                               (2)        432            --           --            --
----------------------------------------------------------
Cash dividends ($.99 per share)                                     --            --       (40,398)          --            --
----------------------------------------------------------    ----------     -------      --------       ------        ------
Balance December 31, 1998                                     $ 201,726       73,771       399,066       13,331            --
----------------------------------------------------------    ----------     -------      --------       ------        ------



                                                               Total
                                                           Shareholders'
                                                              Equity
                                                          (In Thousands)
Balance December 31, 1995, as originally reported              556,917
----------------------------------------------------------
Common stock issued in 1998 in a two-for-one
 stock split                                                        --
----------------------------------------------------------     -------
Balance December 31, 1995, as restated                         556,917
Net income                                                      86,826
----------------------------------------------------------
Other comprehensive income --
 Unrealized losses on securities, net of deferred tax
  benefit of $2,656 and reclassification adjustment
  (note 4)                                                      (3,977)
--------------------------------------------------------       -------
   Total comprehensive income                                   82,849
----------------------------------------------------------
Transactions pursuant to restricted stock, net (note 10)           748
----------------------------------------------------------
Stock options exercised, net of shares tendered
 (note 10)                                                       3,078
--------------------------------------------------------
Earned portion of management recognition plans (note
   10)                                                             996
----------------------------------------------------------
Purchase and retirement of shares                                 (997)
----------------------------------------------------------
Conversion of debentures (note 11)                               2,118
----------------------------------------------------------
Common stock warrants repurchased (note 11)                     (5,681)
----------------------------------------------------------
Cash dividends ($.80 per share)                                (28,579)
----------------------------------------------------------     -------
Balance December 31, 1996                                      611,449
Net income                                                      95,424
----------------------------------------------------------
Other comprehensive income --
 Unrealized gains on securities, net of deferred tax
  expense of $3,956 and reclassification adjustment
  (note 4)                                                       6,651
--------------------------------------------------------       -------
   Total comprehensive income                                  102,075
----------------------------------------------------------
Transactions pursuant to restricted stock, net (note 10)           400
----------------------------------------------------------
Stock options exercised, net of shares tendered
 (note 10)                                                       3,417
--------------------------------------------------------
Earned portion of management recognition plans (note
   10)                                                             706
----------------------------------------------------------
Other transactions, net                                             63
----------------------------------------------------------
Cash dividends ($.89 per share)                                (36,750)
----------------------------------------------------------     -------
Balance December 31, 1997                                      681,360
Net income                                                     121,212
----------------------------------------------------------
Other comprehensive income --
 Unrealized losses on securities, net of deferred tax
  benefit of $484 and reclassification adjustment
  (note 4)                                                        (649)
----------------------------------------------------------     -------
   Total comprehensive income                                  120,563
----------------------------------------------------------
Transactions pursuant to restricted stock, net (note 10)           535
----------------------------------------------------------
Stock options exercised, net of shares tendered
 (note 10)                                                       1,973
----------------------------------------------------------
Earned portion of management recognition plans (note
   10)                                                              32
----------------------------------------------------------
Purchase and retirement of shares                              (76,601)
----------------------------------------------------------
Other transactions, net                                            430
----------------------------------------------------------
Cash dividends ($.99 per share)                                (40,398)
----------------------------------------------------------     -------
Balance December 31, 1998                                      687,894
----------------------------------------------------------     -------

See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1998, 1997 and 1996


                                                                                       1998          1997          1996
                                                                                   ------------ ------------- -------------
                                                                                                (In Thousands)
Operating activities:
Net income                                                                          $  121,212       95,424        86,826
----------------------------------------------------------------------------------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
----------------------------------------------------------------------------------
 Depreciation, amortization and accretion, net                                          16,859       23,418        10,361
----------------------------------------------------------------------------------
 Provision for loan and lease losses                                                    15,884       16,376        17,361
----------------------------------------------------------------------------------
 Net (gain) loss on sales of investment securities                                      (2,178)        (480)        2,161
----------------------------------------------------------------------------------
 Sale of securitized mortgage loans at par                                                  --       25,658            --
----------------------------------------------------------------------------------
 Sales of loans held for sale                                                          576,595      232,095       181,310
----------------------------------------------------------------------------------
 Origination of loans held for sale                                                   (630,658)    (214,170)     (187,555)
----------------------------------------------------------------------------------
 Changes in:
  Accrued interest receivable                                                            2,084       (4,202)         (592)
----------------------------------------------------------------------------------
  Accrued interest payable                                                              (1,668)     (17,550)        4,809
----------------------------------------------------------------------------------
  Other assets                                                                          27,631          821       (13,426)
----------------------------------------------------------------------------------
  Other liabilities                                                                     (4,282)         905         5,309
----------------------------------------------------------------------------------
 Other operating activities, net                                                        (5,053)      (5,600)       (2,927)
----------------------------------------------------------------------------------  ----------     --------      --------
  Net cash provided by operating activities                                            116,426      152,695       103,637
----------------------------------------------------------------------------------  ----------     --------      --------
Investing activities:
Proceeds from:
 Maturities and issuer calls of investment securities held to maturity                   1,407        2,622         9,973
----------------------------------------------------------------------------------
 Sales of investment securities available for sale                                      36,036      176,481       195,363
----------------------------------------------------------------------------------
 Maturities and issuer calls of investment securities available for sale               628,252      501,394       474,889
----------------------------------------------------------------------------------
Purchases of:
 Investment securities held to maturity                                                     --           --       (16,005)
----------------------------------------------------------------------------------
 Investment securities available for sale                                             (571,024)    (677,990)     (517,477)
----------------------------------------------------------------------------------
 Premises and equipment                                                                (18,129)     (10,584)       (9,768)
----------------------------------------------------------------------------------
Net originations of loans and leases receivable                                       (360,194)    (529,365)     (487,972)
----------------------------------------------------------------------------------
Net cash acquired (paid) in acquisitions (dispositions)                                 (8,675)      14,577       (50,926)
----------------------------------------------------------------------------------  ----------     --------      --------
  Net cash used by investing activities                                               (292,327)    (522,865)     (401,923)
----------------------------------------------------------------------------------  ----------     --------      --------
Financing activities:
Net increase in deposit accounts                                                       484,220      243,143       375,900
----------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowed funds                                    11,819      (80,402)       43,897
----------------------------------------------------------------------------------
Proceeds from issuance of long-term debt                                               126,140       50,129            --
----------------------------------------------------------------------------------
Repayments of long-term debt                                                           (10,131)      (7,997)     (122,699)
----------------------------------------------------------------------------------
Issuances of common stock from exercise of stock options, net                            1,973        3,417         3,078
----------------------------------------------------------------------------------
Purchase and retirement of common stock                                                (76,601)          --          (997)
----------------------------------------------------------------------------------
Purchase and retirement of common stock warrants                                            --           --        (5,681)
----------------------------------------------------------------------------------
Other equity transactions, net                                                             (14)         (44)           --
----------------------------------------------------------------------------------
Cash dividends paid                                                                    (40,398)     (36,750)      (28,579)
----------------------------------------------------------------------------------  ----------     --------      --------
  Net cash provided by financing activities                                            497,008      171,496       264,919
----------------------------------------------------------------------------------  ----------     --------      --------
Net increase (decrease) in cash and cash equivalents                                   321,107     (198,674)      (33,367)
----------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year (note 1)                                419,344      618,018       651,385
----------------------------------------------------------------------------------  ----------     --------      --------
Cash and cash equivalents at end of year (note 1)                                   $  740,451      419,344       618,018
----------------------------------------------------------------------------------  ----------     --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year                                                       $  256,250      267,649       232,763
----------------------------------------------------------------------------------  ----------     --------      --------
Income taxes paid during the year                                                   $   71,618       57,597        45,530
----------------------------------------------------------------------------------  ----------     --------      --------

See accompanying notes to consolidated financial statements.

                  CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB (CCB Investment and Insurance Service Corporation; CCBDE, Inc.; Southland Associates, Inc. and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc.) and AmFed (American Service Corporation of S.C.; AMFEDDE, Inc.; Mortgage North; Finance South, Inc. and McBee Holdings, Inc. and its subsidiary, Greenville Participations, Inc.). All significant intercompany transactions and accounts are eliminated in consolidation. The Corporation operates as one business segment.

     CCB and AmFed provide a full range of banking services to individual and corporate customers through their branch networks based in North Carolina and South Carolina, respectively. CCB also provides trust services to customers in Virginia and Florida through a trust office located in each of those states. CCB-Ga. is a special purpose bank that provides nationwide credit card services. Neither the Corporation nor its Subsidiary Banks have foreign operations. The Corporation believes that there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or nonperformance would materially affect the Corporation's results. Products and services offered to customers include traditional banking services such as accepting deposits; making secured and unsecured loans; renting safety deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

     Certain amounts for prior years have been reclassified to conform to the 1998 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.


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


     Reserve for Loan and Lease Losses

     The reserve for loan and lease losses is increased by provisions charged to expense and reduced by loan and lease financing charge-offs, net of recoveries. The reserve is maintained at a level considered adequate by Management to provide for inherent loan and lease losses. The reserve is comprised of specific loan loss allocations, nonaccrual loan and classified loan allocations, and general allocations by loan type for all other loans. Specific loan loss allocations are determined for significant credits where Management believes that a risk of loss exists. All relationships in excess of $100,000 which have been internally classified as "Special Mention", "Substandard" or "Loss" are evaluated individually for their potential loss; consideration of factors such as collateral value and guarantor strength is included in the evaluation process. For the balance of loans not included in the previous categories, each loan type is assigned a risk factor to compute their respective loss reserve. The risk factors have been developed using actual loss levels, economic trends, market conditions and other factors.

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

     The Corporation periodically evaluates MSR for impairment by estimating the fair value based on market prices for similar servicing assets. For purposes of impairment evaluation, the MSR are stratified based on predominate risk characteristics of the underlying loans, including loan type (conventional or government), term and amortization type (fixed or adjustable). If the carrying value of the MSR exceed the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees up to the original cost of the MSR.


     Subordinated Notes

     Underwriting discounts and commissions and issuance expenses of the subordinated notes are included in "other assets" on the Consolidated Balance Sheets. These expenses are being amortized over the life of the subordinated notes.


     Intangibles Arising from Acquisitions

     Intangibles arising from acquisitions result from the Corporation paying amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated remaining life of the existing deposit base assumed (primarily for up to 10 years). Goodwill is amortized on a straight-line basis over periods ranging from 10 to 20 years. The Corporation's unamortized goodwill is reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. Unamortized goodwill associated with disposed assets is charged to current earnings.

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


     Comprehensive Income

     Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income. The Corporation's "other comprehensive income" for the three-year period ended December 31, 1998 and "accumulated other comprehensive income" as of December 31, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.


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


     Pensions and Other Postretirement Benefit Plans

     The Corporation adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of Statements No. 87, 88 and 106" ("SFAS No. 132"), during 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures previously required. The methods of measurement and recognition for such plans remain unchanged. In accordance with the provisions of SFAS No. 132, disclosures for earlier periods provided for comparative purposes have been restated to reflect the provisions of this Statement.


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


     Stock Split and Per Share Data

     All share and per share data has been retroactively restated for the two-for-one stock split effected in the form of a 100% stock dividend paid on October 1, 1998.

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


(2) MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS

     The Corporation consummated two mergers in 1997 accounted for as poolings-of-interests. In accordance with the accounting for poolings-of-interests, the financial statements of the Corporation have been restated to reflect the respective mergers as if they had been effective as of the earliest period presented. On August 1, 1997, the Corporation merged with AmFed, a $1.3 billion savings bank headquartered in Greenville, South Carolina. AmFed operates as a wholly-owned subsidiary of the Corporation. On January 31, 1997, the Corporation merged with Salem Trust Bank, a $165 million commercial bank based in Winston-Salem, North Carolina. The former offices of Salem Trust Bank are operated as offices of CCB. The mergers were effected through tax-free exchanges of stock, whereby the Corporation issued approximately 11,226,000 shares of common stock and cash in-lieu of fractional shares for all of the outstanding shares of AmFed and Salem Trust Bank.

     The financial statements of the Corporation have been restated to reflect the AmFed and Salem Trust Bank mergers as if they had been effective as of the earliest period presented. The respective contributions of the pooled entities to consolidated total income, net interest income after provision for loan and lease losses and net income for the two years ended December 31, 1997 (1997 includes AmFed for the six months ended June 30, 1997 and Salem Trust Bank for the month ended January 31, 1997) were as follows:



                                                                         1997         1996
                                                                     -----------   ----------
                                                                          (In Thousands)
Total income:
CCB Financial Corporation                                             $580,403      460,353
---------------------------------------------------------------
American Federal Bank, FSB                                              62,326      121,081
---------------------------------------------------------------
Salem Trust Bank                                                         1,133       13,747
---------------------------------------------------------------       --------      -------
Combined                                                              $643,862      595,181
---------------------------------------------------------------       --------      -------
Net interest income after provision for loan and lease losses:
CCB Financial Corporation                                             $256,228      200,670
---------------------------------------------------------------
American Federal Bank, FSB                                              27,207       50,799
---------------------------------------------------------------
Salem Trust Bank                                                           553        6,173
---------------------------------------------------------------       --------      -------
Combined                                                              $283,988      257,642
---------------------------------------------------------------       --------      -------
Net income:
CCB Financial Corporation                                             $ 84,306       70,315
---------------------------------------------------------------
American Federal Bank, FSB                                              11,202       14,492
---------------------------------------------------------------
Salem Trust Bank                                                           (84)       2,019
---------------------------------------------------------------       --------      -------
Combined                                                              $ 95,424       86,826
---------------------------------------------------------------       --------      -------

     AmFed and Salem Trust Bank's total income and net interest income after provision for loan and lease losses have been adjusted from the amounts previously reported by those entities. The adjustments were made to reclassify certain items to the accounting classification followed by the Corporation in its income statement categories.

     In connection with the AmFed and Salem Trust Bank mergers, the Corporation incurred merger-related expense of $17,916,000 during 1997. This expense was comprised of severance and other employee benefit costs, excess facilities costs, systems conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $13,051,000.


(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at December 31, 1998 and 1997, the Subsidiary Banks were required to maintain average reserve and clearing balances of $7,600,000 and $18,366,000, respectively.


(4) INVESTMENT SECURITIES

     Investment securities with amortized costs of approximately $638,400,000 at December 31, 1998 and $598,600,000 at December 31, 1997 were pledged to secure public funds on deposit, repurchase agreements and for other purposes required by law. The investment securities portfolio is segregated into securities available for sale and securities held to maturity.

     The Corporation's other comprehensive income for the years ended December 31, 1998, 1997 and 1996 and accumulated other comprehensive income as of December 31, 1998 and 1997 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income for the years ended December 31, 1998, 1997 and 1996 follows:



                                                                                1998        1997        1996
                                                                             ----------   -------   -----------
                                                                                       (In Thousands)
Unrealized holding gains (losses) arising during period                        $  658      6,939       (5,274)
--------------------------------------------------------------------------
Less reclassification adjustment for realized gains (losses), net of tax        1,307        288       (1,297)
--------------------------------------------------------------------------     ------      -----       ------
Unrealized gains (losses) on securities, net of applicable income taxes        $ (649)     6,651       (3,977)
--------------------------------------------------------------------------     ------      -----       ------

     Securities Available for Sale

     Securities available for sale are presented on the Consolidated Balance Sheets at their market value. The amortized cost and approximate market values of these securities at December 31, 1998 and 1997 were as follows:



                                                     1998
                              ---------------------------------------------------
                                 Amortized    Unrealized  Unrealized    Market
                                   Cost         Gains       Losses       Value
                              -------------- ----------- ----------- ------------
                                                (In Thousands)
U.S. Treasury                 $   389,043       11,871        --       400,914
-----------------------------
U.S. Government agencies and
 corporations                     672,502        4,222      (563)      676,161
-----------------------------
Mortgage-backed securities        153,865        5,102        --       158,967
-----------------------------
Equity securities                  47,067        1,090        (1)       48,156
----------------------------- -----------       ------      -------    -------
 Total                        $ 1,262,477       22,285      (564)    1,284,198
----------------------------- -----------       ------      ------   ---------



                                                    1997
                              -------------------------------------------------
                                Amortized   Unrealized  Unrealized    Market
                                  Cost        Gains       Losses       Value
                              ------------ ----------- ----------- ------------
                                               (In Thousands)
U.S. Treasury                   472,396        8,322        (59)     480,659
-----------------------------
U.S. Government agencies and
 corporations                   551,830        4,813        (83)     556,560
-----------------------------
Mortgage-backed securities      289,204        8,795        (78)     297,921
-----------------------------
Equity securities                45,946        1,021         --       46,967
-----------------------------   -------        -----        ---      -------
 Total                        1,359,376       22,951       (220)   1,382,107
----------------------------- ---------       ------       ----    ---------

     Equity securities include CCB's and AmFed's required investment in stock of the Federal Home Loan Bank (the "FHLB") which totaled $25,423,000 at December 31, 1998 and $24,432,000 at December 31, 1997. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

     Net unrealized gains on securities available for sale totaled $21,721,000, $22,731,000 and $12,122,000 at December 31, 1998, 1997 and 1996, respectively, and are included as a component of shareholders' equity, net of deferred tax liabilities of $8,390,000, $8,751,000 and $4,793,000 at December 31, 1998, 1997
and 1996, respectively. In the opinion of Management, the Corporation has no securities which are other than temporarily impaired.

     Gross gains and losses from sales of investment securities available for sale totaled $2,203,000 and $26,000, respectively, in 1998, totaled $578,000 and $98,000, respectively, in 1997 and totaled $2,058,000 and $4,359,000, respectively, in 1996.

     Following is a maturity schedule of securities available for sale at December 31, 1998:



                                                       Amortized       Carrying
                                                         Cost            Value
                                                    --------------   ------------
                                                           (In Thousands)
Within 1 year                                        $   154,128        155,200
-------------------------------------------------
After 1 but within 5 years                               495,939        509,329
-------------------------------------------------
After 5 but within 10 years                              400,440        401,477
-------------------------------------------------
After 10 years                                            11,038         11,069
-------------------------------------------------    -----------        -------
  Subtotal                                             1,061,545      1,077,075
-------------------------------------------------
Mortgage-backed securities                               153,865        158,967
-------------------------------------------------
Equity securities                                         47,067         48,156
-------------------------------------------------    -----------      ---------
  Total securities available for sale                $ 1,262,477      1,284,198
-------------------------------------------------    -----------      ---------

     Securities Held to Maturity

     The carrying values and approximate market values of securities held to maturity at December 31, 1998 and 1997 were as follows:



                                                        1998                                       1997
                                    -------------------------------------------- -----------------------------------------
                                      Carrying   Unrealized  Unrealized  Market   Carrying  Unrealized  Unrealized  Market
                                       Value       Gains       Losses     Value    Value      Gains       Losses    Value
                                    ----------- ----------- ----------- -------- --------- ----------- ----------- -------
                                                                        (In Thousands)
States and political subdivisions    $ 80,189      5,088            --  85,277    81,617      5,385            --  87,002
-----------------------------------  --------      -----            --  ------    ------      -----            --  ------

     Following is a maturity schedule of securities held to maturity at December 31, 1998:



                                                    Carrying      Market
                                                     Value        Value
                                                  -----------   ---------
                                                      (In Thousands)
  Within 1 year                                    $    500         501
-----------------------------------------------
  After 1 but within 5 years                          7,709       8,003
-----------------------------------------------
  After 5 but within 10 years                        48,997      51,907
-----------------------------------------------
  After 10 years                                     22,983      24,866
-----------------------------------------------    --------      ------
   Total securities held to maturity               $ 80,189      85,277
-----------------------------------------------    --------      ------

     Gains from calls of securities held to maturity totaled $2,000 during 1998 and $140,000 during 1996. Losses from calls of securities held to maturity during 1998 totaled $1,000.

(5) LOANS AND LEASE FINANCING

     A summary of loans and lease financing at December 31, 1998 and 1997 follows:



                                                1998            1997
                                           --------------   ------------
                                                  (In Thousands)
Commercial, financial and agricultural      $   686,133        688,040
----------------------------------------
Real estate-construction                        906,916        733,026
----------------------------------------
Real estate-mortgage                          3,143,637      2,915,851
----------------------------------------
Instalment loans to individuals                 488,110        506,339
----------------------------------------
Revolving credit                                214,685        212,794
----------------------------------------
Lease financing                                  54,955         43,265
----------------------------------------    -----------      ---------
 Total gross loans and lease financing        5,494,436      5,099,315
----------------------------------------
Less: Unearned income                             7,099          5,746
----------------------------------------    -----------      ---------
 Total loans and lease financing            $ 5,487,337      5,093,569
----------------------------------------    -----------      ---------

     Loans and lease financing of $16,761,000 and $16,088,000 at December 31, 1998 and 1997, respectively, were not accruing interest. Loans with outstanding balances of $2,205,000 in 1998, $2,281,000 in 1997 and $2,666,000 in 1996 were transferred from loans to other real estate acquired through loan foreclosure. Other real estate acquired through loan foreclosures amounted to $791,000 and $845,000 at December 31, 1998 and 1997, respectively, and is included in "other assets" on the Consolidated Balance Sheets.

     The following is an analysis of interest income related to loans and lease financing on nonaccrual status for the years ended December 31, 1998, 1997 and 1996:



                                                                                                1998        1997     1996
                                                                                             ----------   -------   ------
                                                                                                    (In Thousands)
Interest income that would have been recognized if the loans had been current at original     $ 1,138      1,055    1,359
------------------------------------------------------------------------------------------
  contractual rates
------------------------------------------------------------------------------------------
Amount recognized as interest income                                                              288        171      412
------------------------------------------------------------------------------------------    -------      -----    -----
Difference                                                                                    $   850        884      947
------------------------------------------------------------------------------------------    -------      -----    -----

     During 1997, the Subsidiary Banks securitized $112,600,000 of mortgage loans and retained the securities in the investment securities available for sale portfolio. The securities were subsequently sold at a nominal gain. An additional $25,658,000 of mortgage loans were securitized and immediately sold.


     In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North and South Carolina with the exception of credit cards which are available to customers on a nationwide basis and certain instalment loans which are available in market areas stretching from Virginia to Georgia. Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. Loans held for sale totaled $77,626,000 and $31,490,000 at December 31, 1998 and 1997,
respectively. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant concentrations of credit risk.

     At December 31, 1998, impaired loans totaled $15,766,000, of which $9,030,000 were on nonaccrual status, and their related reserve for loan losses totaled $2,574,000. The average carrying value of impaired loans was $15,267,000 during 1998 and gross interest income recognized on impaired loans totaled $845,000. At December 31, 1997, the carrying value of loans considered to be impaired totaled $14,325,000, of which $7,810,000 were on nonaccrual status. The related reserve for loan losses on the impaired loans totaled $2,846,000. The average carrying value of impaired loans was $11,424,000 during the year ended December 31, 1997. Gross interest income on the impaired loans, included in net income, totaled $320,000 during 1997.

     During 1998 and 1997, the Subsidiary Banks had loan, lease financing and deposit relationships with Executive Officers and Directors of the Corporation and their Associates. In the opinion of Management, these loans and lease financing arrangements do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 1998 (in thousands):



                                                  Balance at
                                                  Beginning      New                     Balance at
                                                   of Year      Loans     Repayments     End of Year
                                                 -----------   -------   ------------   ------------
Directors, Executive Officers and Associates       $40,982     3,944        6,408          $38,518
----------------------------------------------     -------     -----        -----          -------

     Loans serviced for the benefit of others totaled $1.1 billion at December 31, 1998 and $1.2 billion at December 31, 1997 and 1996. Mortgage servicing fees totaled $3,980,000 in 1998, $3,978,000 in 1997 and $3,969,000 in 1996. Mortgage
servicing rights
totaled $4,981,000 and $3,640,000 at December 31, 1998 and 1997, respectively, and are included in "other assets" on the Consolidated Balance Sheets. The fair value of mortgage servicing rights was $5,333,000 at December 31, 1998 and $3,982,000 at December 31, 1997. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized mortgage servicing rights was required at December 31, 1998. The following table summarizes the changes in mortgage servicing rights during 1998 and 1997:



                                              1998           1997
                                          ------------   -----------
                                                (In Thousands)
Balance at beginning of year               $   3,640         2,889
---------------------------------------
Capitalized mortgage servicing rights         12,980         4,106
---------------------------------------
Amortization                                  (1,358)         (871)
---------------------------------------
Sale of mortgage servicing                   (10,281)       (2,484)
---------------------------------------    ---------        ------
Balance at end of year                     $   4,981         3,640
---------------------------------------    ---------        ------

     Certain real estate-mortgage loans are pledged as collateral for advances from the FHLB as set forth in Note 9.


(6) RESERVE FOR LOAN AND LEASE LOSSES

     Following is a summary of the reserve for loan and lease losses:



                                                             1998           1997           1996
                                                         ------------   ------------   ------------
                                                                       (In Thousands)
Balance at beginning of year                              $  67,594         61,257         55,114
------------------------------------------------------
Provision charged to operations                              15,884         16,376         17,361
------------------------------------------------------
Recoveries of loan and leases previously charged-off          2,613          3,105          3,062
------------------------------------------------------
Loan and lease losses charged to reserve                    (12,909)       (13,144)       (14,280)
------------------------------------------------------    ---------        -------        -------
Balance at end of year                                    $  73,182         67,594         61,257
------------------------------------------------------    ---------        -------        -------

(7) PREMISES AND EQUIPMENT


     Following is a summary of premises and equipment:



                                                  Accumulated
                                                 Depreciation       Net
                                                      and          Value
                                      Cost       Amortization      Book
                                  -----------   --------------    ------
                                               (In Thousands)
December 31, 1998:
Land                               $  18,282             --       18,282
-------------------------------
Buildings                             68,755         33,905       34,850
-------------------------------
Leasehold improvements                14,326          4,071       10,255
-------------------------------
Furniture and equipment              105,964         76,581       29,383
-------------------------------    ---------         ------       ------
 Total premises and equipment      $ 207,327        114,557       92,770
-------------------------------    ---------        -------       ------
December 31, 1997:
Land                               $  18,364             --       18,364
-------------------------------
Buildings                             67,464         31,543       35,921
-------------------------------
Leasehold improvements                11,488          3,555        7,933
-------------------------------
Furniture and equipment               94,336         70,519       23,817
-------------------------------    ---------        -------       ------
 Total premises and equipment      $ 191,652        105,617       86,035
-------------------------------    ---------        -------       ------

(8) TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS


     Maturities of time deposits are as follows:



Year Ending December 31              Total Maturities
---------------------------------   -----------------
                                      (In Thousands)
  1999                                  $2,113,261
----------------
  2000                                     719,950
----------------
  2001                                      87,584
----------------
  2002                                      35,424
----------------
  2003 and thereafter                          596
---------------------------------       ----------
  Total                                 $2,956,815
----------------                        ----------

     Short-term borrowed funds outstanding at December 31, 1998 and 1997 consisted of the following:



                                                       1998         1997
                                                   -----------   ---------
                                                        (In Thousands)
FHLB short-term advances                            $ 105,000      50,000
------------------------------------------------
Federal funds purchased and master notes              128,482     137,372
------------------------------------------------
Treasury tax and loan depository note account           8,513      12,565
------------------------------------------------
Securities sold under agreements to repurchase         46,261      76,500
------------------------------------------------    ---------     -------
 Total short-term borrowed funds                    $ 288,256     276,437
------------------------------------------------    ---------     -------

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

     The following table presents certain information for securities sold under agreements to repurchase. These short-term borrowings by the Subsidiary Banks are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with carrying and market values of $292,909,000 at December 31, 1998. The securities collateralizing the short-term borrowings have been delivered to a third-party custodian for safekeeping. Following is a summary of this type of borrowing for the three previous years:



                                                                    1998          1997          1996
                                                                -----------   -----------   -----------
                                                                            (In Thousands)
Balance at December 31                                          $ 46,261         76,500       120,057
-------------------------------------------------------------   --------         ------       -------
Weighted average interest rate at December 31                      3.89 %          5.30          5.33
-------------------------------------------------------------   ----------       -------      --------
Maximum amount outstanding at any month end during the year     $ 70,398        125,383       207,412
-------------------------------------------------------------   --------        --------      --------
Average daily balance outstanding during the year               $ 59,638        101,159       167,259
-------------------------------------------------------------   --------        --------      --------
Average annual interest rate paid during the year                  4.88 %          5.29          5.31
-------------------------------------------------------------   ----------      --------      --------

     The Corporation has an unsecured $50 million line of credit with a commercial bank. No draws were outstanding as of December 31, 1998. The maximum outstanding during 1998 was $10,000,000. Interest expense on the draw from the line of credit totaled $72,000 during 1998. The line of credit currently requires an annual commitment fee of 12 basis points and may be withdrawn under certain events of default including failure to comply with covenants, failure to make principal or interest payments within the specified timeframe or voluntary or involuntary liquidation, reorganization or other relief with respect to indebtedness. No draws were outstanding as of December 31, 1997 or 1996 nor during the years then ended.


(9) LONG-TERM DEBT

     Following is a summary of long-term debt at December 31, 1998 and 1997:



                                                                1998          1997
                                                            ------------   ---------
                                                                 (In Thousands)
Mortgage payable at 9%, collateralized by bank premises      $      88          109
---------------------------------------------------------
Federal Home Loan Bank advances maturing through 2014          183,622       67,592
---------------------------------------------------------
6.75% subordinated notes                                        32,985       32,985
---------------------------------------------------------    ---------       ------
 Total long-term debt                                        $ 216,695      100,686
---------------------------------------------------------    ---------      -------

     The FHLB long-term advances are primarily at fixed rates of up to 8.41% and are collateralized by liens on first mortgage loans with book values not less than the outstanding principal balance of the obligations. The majority of the FHLB long-term advances outstanding at December 31, 1998 were drawn by the Subsidiary Banks to replace funds paid in special dividends to the Corporation for the stock repurchase program. Interest on the FHLB long-term advances totaled $7,895,000 in 1998, $2,891,000 in 1997 and $1,997,000 in 1996.

     In 1993, the Corporation issued $40,000,000 of 6.75% subordinated notes due December 1, 2003. Interest on the notes is payable semi-annually on June 1 and December 1. The notes are not redeemable prior to maturity and there is no sinking fund. The notes are unsecured and subordinated to all present and future senior indebtedness of the Corporation. During 1995, the Corporation repurchased and extinguished $7,015,000 of the subordinated notes with a resulting gain of $880,000. Interest on the subordinated notes totaled $2,226,000 in 1998, 1997 and 1996.

     Maturities of long-term debt are as follows:



Year Ending December 31      Total Maturities
-------------------------   -----------------
                              (In Thousands)
  1999                           $ 50,273
----------------
  2000                                296
----------------
  2001                             50,377
----------------
  2002                                322
----------------
  2003                             58,310
----------------
  Thereafter                       57,117
----------------                 --------
  Total                          $216,695
----------------                 --------

(10) EMPLOYEE BENEFIT PLANS


     Pension Plan

     The Corporation has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The pension plan, which makes provisions for early and delayed retirement as well as normal retirement, provides participants with retirement benefits based on credited years of service and an average salary for the five consecutive years within the last ten years preceding normal retirement that will produce the highest average salary. In 1998, 1997 and 1996, the Corporation contributed $2,614,000, $2,871,000 and
$2,928,000, respectively, to its pension plan.

     AmFed also had a noncontributory, defined benefit pension plan covering substantially all full-time salaried employees. An employee's benefits were based on years of service and compensation during the last five years of employment. AmFed's funding policy was to contribute annually the maximum amount that could be deducted for Federal income tax purposes. In 1997 and 1996, AmFed contributed $590,000 and $528,000 respectively, to its pension plan. AmFed's pension plan was merged into the Corporation's pension plan effective January 1, 1998.

     At December 31, 1998, pension plan assets consist primarily of corporate stocks and bonds including 64,100 shares of the Corporation's common stock. The plan's assets are held and administered by CCB in a trust fund. The combined change in benefit obligation, change in plan assets and funded status of the Corporation and AmFed's pension plans and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1998 and 1997 are shown below:



                                                   1998           1997
                                               ------------   -----------
Change in benefit obligation:                        (In Thousands)
Benefit obligation at January 1                 $  69,834        63,770
--------------------------------------------
Service cost                                        3,677         3,576
--------------------------------------------
Interest cost                                       4,859         4,570
--------------------------------------------
Actuarial (gain) loss                                (899)            6
--------------------------------------------
Benefit payments                                   (2,347)       (2,088)
--------------------------------------------    ---------        ------
Benefit obligation at December 31               $  75,124        69,834
--------------------------------------------    ---------        ------
Change in plan assets:
Fair value of plan assets at January 1          $  79,161        65,139
--------------------------------------------
Actual return on plan assets                       10,479        12,649
--------------------------------------------
Employer contributions                              2,614         3,461
--------------------------------------------
Benefit payments                                   (2,347)       (2,088)
--------------------------------------------    ---------        ------
Fair value of plan assets at December 31        $  89,907        79,161
--------------------------------------------    ---------        ------
Funded status:
As of end of year                               $  14,782         9,327
--------------------------------------------
Unrecognized transition (asset) obligation           (250)         (297)
--------------------------------------------
Unrecognized prior-service cost                       968         1,123
--------------------------------------------
Unrecognized net (gain) loss                      (16,672)      (12,228)
--------------------------------------------    ---------       -------
Accrued pension expense                         $  (1,172)       (2,075)
--------------------------------------------    ---------       -------

     The combined pension expense components for the Corporation and AmFed's pension plans for the years ended December 31, 1998, 1997 and 1996 are shown below:



                                                         1998           1997           1996
                                                      ----------   -------------   -----------
                                                                   (In Thousands)
Service cost of benefits earned during the period      $  3,677        3,576           3,325
---------------------------------------------------
Interest cost on projected benefit obligation             4,859        4,569           4,136
---------------------------------------------------
Expected return on plan assets                           (6,412)      (5,395)         (4,479)
---------------------------------------------------
Amortization of transition (asset) obligation               (46)        (319)           (319)
---------------------------------------------------
Amortization of prior-service cost                          155          155             128
---------------------------------------------------
Amortization of net (gain) loss                            (523)          (1)             --
---------------------------------------------------    --------       ---------       ------
 Net pension expense                                   $  1,710        2,585           2,791
---------------------------------------------------    --------       --------        ------

     Assumptions   used  in  computing  the  actuarial   present  value  of  the
Corporation's and AmFed's projected benefit obligation were as follows:



                                                              1998         1997
                                                           ----------   ---------
Discount rate                                              7.00%            7.25
----------------------------------------------------------
Rate of increase in compensation level of employees        5.00 %           5.00
----------------------------------------------------------
Expected long-term rate of return on pension plan assets   8.00 %           8.00
----------------------------------------------------------

     Savings and Profit Sharing Plans

     The Corporation has a defined contribution employee benefit plan covering substantially all employees with one year's service. Under the plan, employee contributions are partially matched. In addition, the Corporation may make discretionary contributions to the plan. Total expense under this plan was $2,882,000, $2,850,000 and $2,612,000 in 1998, 1997 and 1996, respectively.


     Stock Options, Restricted Stock and Other Incentive Plans

     In 1994, the Corporation adopted the Long-Term Incentive Plan which was designed to attract, retain and motivate key employees as well as to provide a competitive reward for achieving longer-term goals, provide balance to short-term incentive awards, and reinforce a one-company perspective. Under this plan, performance-based stock and cash incentives and other equity-based incentives can be awarded. A maximum of 2,000,000 shares of the Corporation's common stock is available for award under this plan. As of December 31, 1998, a total of 1,077,346 stock options to purchase shares of the Corporation's common stock and 29,668 restricted shares of the Corporation's common stock had been awarded under this plan. The options and restricted stock vest over varying periods of up to three years. No other awards have been made under this plan.

     During 1993, the Corporation adopted nonstatutory and incentive stock option plans as part of transactions to acquire financial institutions. The stock options were granted to the directors and certain officers of the acquired financial institutions entitling them to purchase shares of the Corporation's common stock. The options are earned and exercisable over a period of up to ten years.

     The Corporation continued in effect nonstatutory and incentive stock option plans in force at the date of the mergers with AmFed, Salem Trust Bank and other acquired institutions. The stock options under these plans were granted to directors and certain officers of the respective financial institutions and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years and certain of the stock options included vesting provisions of up to five years. All stock options outstanding at the time of the respective mergers were converted into options to acquire common stock of the Corporation. No additional options have been granted under these option plans.

     The Corporation has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options as permitted under SFAS No. 123. In accordance with APB No. 25, no compensation expense is recognized by the Corporation when stock options are granted because the exercise price of the Corporation's stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the Corporation's stock option plans been determined consistent with SFAS No. 123, the Corporation's net income and net income per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below. Pro forma net income reflects only options granted since December 31, 1994. Therefore, the effects of applying SFAS No. 123 during the initial phase-in period may not be representative of the effect on reported net income in future years.

                                    1998        1997       1996
                               ------------- ---------- ----------
                               (In Thousands Except Per Share Data)
   Net income    As reported     $ 121,212     95,424     86,826
----------------
                 Pro forma         119,815     94,343     86,356
   Basic EPS     As reported           2.96       2.31       2.11
----------------
                 Pro forma             2.93       2.27       2.10
   Diluted EPS   As reported           2.93       2.28       2.08
----------------
                 Pro forma             2.89       2.25       2.06

     The weighted average fair value of options granted approximated $10.91 in 1998, $8.32 in 1997 and $5.27 in 1996. The fair values of the options granted in 1998, 1997 and 1996 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Corporation's stock options. The fair values were estimated using the following weighted-average assumptions:



                               1998       1997      1996
                            ---------- --------- ---------
  Dividend yield             2.00%      2.00      2.30
---------------------------
  Expected volatility       15.00      19.51     20.26
---------------------------
  Risk-free interest rate    5.47       6.68      6.15
---------------------------
  Expected average life     5 years    5 years   5 years
---------------------------

     A  summary  of  the   Corporation's   stock  option  activity  and  related
information for the years ended December 31, 1998, 1997 and 1996 follows:



                                    Outstanding                       Exercisable
                         ---------------------------------   ------------------------------
                             Option       Weighted Average   Option      Weighted Average
                             Shares        Exercise Price    Shares       Exercise Price
                         -------------   ----------------- ----------   -----------------
At December 31, 1995       1,223,126         $  12.47
----------------------
Granted                      214,206            21.56
----------------------
Exercised                   (387,570)            9.10
----------------------
Forfeited                    (14,016)           12.94
----------------------     ---------         --------
At December 31, 1996       1,035,746            15.60       782,308          $ 14.01
----------------------                                      -------          -------
Granted                      442,166            32.90
----------------------
Exercised                   (287,582)           13.66
----------------------
Forfeited                    (24,510)           21.00
----------------------     ---------         --------
At December 31, 1997       1,165,820            22.53       749,498          $ 18.22
----------------------                                      -------          -------
Granted                      348,460            55.72
----------------------
Exercised                   (209,313)           54.06
----------------------
Forfeited                    (32,448)           42.06
----------------------     ---------         --------
At December 31, 1998       1,272,519         $  31.81       800,464          $ 22.11
----------------------     ---------         --------       -------          -------

     Exercise prices for options outstanding as of December 31, 1998 ranged from
$2.60  to  $56.00.   The  following  table  summarizes   information  about  the
Corporation's stock options outstanding at December 31, 1998:



                                     Options Outstanding                       Options Exercisable
                       ------------------------------------------------   ------------------------------
      Range of            Number         Weighted          Weighted        Number          Weighted
   Exercise Prices      of Options       Remaining      Exercise Price   of Options     Exercise Price
--------------------   ------------    Average Years        Average     ------------       Average
  $2.60 to $18.49         359,519           5.04           $  13.81        359,518        $  13.81
--------------------
  $18.63 to $31.56        321,131           6.81              25.67        286,702           25.75
--------------------
  $31.94 to $55.25        284,809           8.34              35.40        153,044           34.54
--------------------
  $55.97 to $56.00        307,060           9.21              55.97          1,200           55.97
--------------------      -------           ----           --------        -------        --------
  $2.60 to $56.00       1,272,519           7.23           $  31.81        800,464        $  22.11
--------------------    ---------           ----           --------        -------        --------

     During 1998, 1997 and 1996, 10,648 shares,  11,020 shares and 8,000 shares, respectively, of the Corporation's common stock were awarded as restricted stock under the Long-Term Incentive Plan. The restricted stock awards were recorded at their fair values of $580,000, $388,000 and $200,000, respectively, on the dates of grant and had weighted average fair values of $54.52, $36.56 and $25.25 per share. During 1998, 2,720 shares of restricted stock were forfeited. During 1998, 1997 and 1996, $195,000, $176,000 and $76,000, respectively, of compensation expense was recognized for restricted stock awards.

     The Corporation has a Performance Unit Plan which operates in conjunction with the Long-Term Incentive Plan and covers certain senior officers of the Corporation and its subsidiaries. Under this plan, eligible participants have been awarded performance units which have a value in range from $0 to $200 each, with a target value of $100 each. At December 31, 1998, a total of 13,330 units were outstanding and will be deemed earned if and to the extent the Corporation and its subsidiaries meet profit objectives established by the Board of Directors over the three-year period ended December 31, 2000. Total expense under this plan was $1,200,000, $1,100,000 and $1,087,000 for 1998, 1997 and
1996, respectively.

     CCB has a Management Performance Incentive Plan covering certain officers. The total award is based on a percentage of base salary of the eligible participants and financial performance of the Corporation as compared to certain targets established by the Corporation's Board of Directors. Total expense under this plan was $4,125,000, $3,278,000 and $2,524,000 in 1998, 1997 and 1996,
respectively.

     During 1993, the Corporation adopted Management Recognition Plans ("MRP") covering certain officers and directors of the Subsidiary Banks. Shares of the Corporation's common stock totaling 236,240 shares were awarded under the MRP and vested over periods of up to five years; all MRP shares were fully vested in 1998. Total expense under the MRP was $32,000, $1,411,000 and $1,533,000 for
1998, 1997 and 1996, respectively. During 1998 and 1997, lapsed restrictions on MRP shares increased shareholders' equity by $32,000 and $706,000, respectively.


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

     The  following  table sets forth the plan's  change in benefit  obligation,
funded  status  and  the  amounts   included  in  "other   liabilities"  on  the
Consolidated Balance Sheets at December 31, 1998 and 1997:



                                                1998           1997
                                           -------------   -----------
                                                 (In Thousands)
Change in benefit obligation:
Benefit obligation at January 1              $   7,450         7,040
----------------------------------------
Service cost                                       285           202
----------------------------------------
Interest cost                                      527           513
----------------------------------------
Actuarial (gain) loss                               97            44
----------------------------------------
Benefit payments                                  (375)         (349)
----------------------------------------     ---------         -----
Benefit obligation at December 31            $   7,984         7,450
----------------------------------------     ---------         -----
Funded status:
As of end of year                            $  (7,984)       (7,450)
----------------------------------------
Unrecognized net (gain) loss                     1,933         1,939
----------------------------------------     ---------        ------
Accrued postretirement benefit expense       $  (6,051)       (5,511)
----------------------------------------     ---------        ------

     Net periodic postretirement benefit expense charged to operations for the years ended December 31, 1998, 1997 and 1996 included the following components:




                                                       1998     1997     1996
                                                      ------   ------   -----
                                 (In Thousands)
Service cost of benefits earned during the period      $285     202      214
---------------------------------------------------
Interest cost on accumulated benefit obligation         527     513      471
---------------------------------------------------
Amortization of net (gain) loss                         103      90      127
---------------------------------------------------    ----     ---      ---
 Net postretirement benefit expense                    $915     805      812
---------------------------------------------------    ----     ---      ---

     The accumulated postretirement benefit obligations at December 31, 1998 and 1997 were determined using discount rates of 7.00% for 1998 and 7.25% for 1997.

     The health care trend rate was projected to be 6.00% for 1998 and decrease to 5.00% for 1999 and thereafter. A 1% change in the assumed health care trend rates would have the following effects:



                                                                                   1% Increase     1% Decrease
                                                                                  -------------   ------------
                                                                                         (In Thousands)
       Effect on total of service and interest cost components of net periodic
        postretirement benefits expense                                                $ 29            (25)
-------------------------------------------------------------------------------
       Effect on the accumulated postretirement benefit obligation                      394           (346)
-------------------------------------------------------------------------------

(11) SHAREHOLDERS' EQUITY


     Earnings per Share

     The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for income before extraordinary items and net income for the years ended December 31, 1998, 1997 and 1996:



                                                           Income           Share         Per Share
                                                         (Numerator)     (Denominator)      Amount
                                                         -------------   ---------------   ----------
                                                            (In Thousands Except Per Share Data)
For the year ended December 31, 1998:
Basic EPS:
Net income                                                 $ 121,212          40,898         $ 2.96
--------------------------------------                                        ------
Effect of dilutive securities --
Stock options                                                     --             511
--------------------------------------                     ---------          ------
Diluted EPS                                                $ 121,212          41,409         $ 2.93
--------------------------------------                     ---------          ------         ------
For the year ended December 31, 1997:
Basic EPS:
--------------------------------------
Net income                                                 $  95,424          41,438         $ 2.31
--------------------------------------                                                       ------
Effect of dilutive securities --
Stock options                                                     --             509
--------------------------------------                     ---------          ------
Diluted EPS                                                $  95,424          41,947         $ 2.28
--------------------------------------                     ---------          ------         ------
For the year ended December 31, 1996:
Basic EPS:
---------------------------------------
Net income                                                 $  86,826          41,107         $ 2.11
--------------------------------------                                        ------
Effect of dilutive securities:
Warrants                                                         --             180
--------------------------------------
Convertible debentures                                           22              44
--------------------------------------
Stock options                                                    --             484
--------------------------------------                    ---------          ------
Diluted EPS                                               $  86,848          41,815         $ 2.08
--------------------------------------                    ---------          ------         ------

     Changes in Shareholders' Equity

     Salem Trust Bank issued $2,133,000 of convertible subordinated notes in 1993 which bore interest at 6%. The notes were convertible at the option of the holder or could be called at Salem Trust Bank's option, in whole or in part, at any time after December 31, 1995 at par. During 1996, Salem Trust Bank called the remaining convertible subordinated notes and substantially all were converted into shares of common stock. Conversion of subordinated notes added $2,118,000 to shareholders' equity in 1996.

     As part of AmFed's 1989 conversion from a mutual to a stock savings bank, AmFed issued certain equity instruments including common stock warrants which allowed the holders of the warrants to purchase 600,000 shares of AmFed common stock at a price of $5.00 per share. During 1996, AmFed repurchased all of the remaining common stock warrants outstanding at a cost of $5,681,000.


     Preferred Stock

     The Corporation is authorized to issue up to 10,000,000 shares of serial preferred stock, of which 800,000 have been designated as Series A Junior Participating Preferred Stock. No shares of preferred stock have been issued or were outstanding at December 31, 1998 or 1997.

     Rights Plan

     In 1990, the Corporation entered into a Rights Agreement (the "Rights Agreement") with CCB which provided for a plan (the "Rights Plan") under which preferred stock purchase rights were authorized (the "Rights"). During 1998, the Rights Agreement was amended and restated to extend its term and to make other changes necessary to update the Rights Plan. For use in connection with the Rights Plan, the Corporation's Board of Directors has designated a series of preferred stock designated as Series A Junior Participating Preferred Stock ("Preferred Shares") consisting of 800,000 shares and having certain special rights for purposes of dividends and other distributions, voting, dissolution and liquidation, and in connection with certain mergers or acquisitions of the common stock of the Corporation. No Preferred Shares have been issued.

     In accordance with the Rights Plan, one Right was distributed during 1990 to the Corporation's shareholders for each of their shares of the Corporation's common stock. Also under the Rights Plan, after the date of the Rights Agreement and before the earlier of the "Distribution Date" (as defined below) or the date of redemption or expiration of the Rights, each new share of common stock issued after the date of the Rights Plan also has attached to it one Right.

     The Rights currently are not exercisable, but may become so in the future on a date (the "Distribution Date") which is ten business days after (i) a public announcement that any person or group has become an "Acquiring Person" by acquiring beneficial ownership of 15% or more (or 10% in certain circumstances) of the outstanding common stock of the Corporation, or (ii) the date of commencement by any person of, or the announcement by any person of his intention to commence, a tender or exchange offer which would result in his becoming an Acquiring Person. However, after the time any person becomes an Acquiring Person, all Rights held by or transferred to such person (or any associate or affiliate of such person) shall be void and of no effect.

     Until the Distribution Date, each Right will be evidenced by the certificate evidencing the common share to which it relates and may be transferred only with such common share, and the surrender for transfer of any common share certificate also will constitute the transfer of the Rights related thereto. After the Distribution Date, separate certificates evidencing each Right will be distributed to the record holders of the common stock to which such Rights are attached, and each such Right may then be exercised to purchase one one-hundredth (1/100) of a Preferred Share for a price of $187.50 (the "Purchase Price") (all as adjusted from time to time as described in the Rights Agreement). In the alternative (and subject to certain exceptions), after any person becomes an Acquiring Person (i) each Right may be exercised to purchase the number of shares of the Corporation's common stock equal to the result obtained by multiplying the then current Purchase Price by the number of Preferred Shares interests covered by the Right, and dividing that product by 50% of the "current market price" of a share of the Corporation's common stock, or (ii) unless the Acquiring Person has become the beneficial owner of more than 50% of the outstanding common stock, the Corporation's Board of Directors at its option may exchange one share of the Corporation's common stock, or a number of shares of Preferred Shares having voting rights equivalent to one share of common stock, for all or part of the outstanding Rights (all as adjusted from time to time as described in the Rights Agreement).

     If the Corporation is acquired in a merger or other business combination or if 50% of its consolidated assets or earning power is sold, each Right will entitle the holder, other than an Acquiring Person, to purchase securities of the surviving company equal to the current Purchase Price multiplied by the number of Preferred Shares interests covered by the Right, and dividing that product by 50% of the "current market price" of a share of the common stock of the surviving or acquiring company.

     The Rights will expire on October 1, 2008, and may be redeemed by the Corporation at a price of $.01 per Right at any time prior to the acquisition by a person or group of 15% or more (or 10% in certain circumstances) of the Corporation's outstanding common stock.


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

     Disclosure about the Subsidiary Banks' capital adequacy are set forth in the table below. Tier I capital consists of common equity less goodwill and certain other intangible assets. Tier I excludes the equity impact of adjusting available for sale securities to market value. Total Capital is comprised of Tier I and Tier II capital. Tier II capital includes subordinated notes and loan loss reserves, as defined and limited according to regulatory guidelines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk weight is then applied. Management believes that as of December 31, 1998, the Corporation and the Subsidiary Banks met all capital adequacy requirements to which they were subject.

     As of December 31, 1998 (the most recent notification), the Federal Deposit Insurance Corporation ("FDIC") categorized the Subsidiary Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Subsidiary Banks must meet minimum ratios for total risk-based, Tier I risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) as set forth in the following table. There are no conditions or events since the latest notification that Management believes have changed the Subsidiary Banks' category.

     The risk-based capital and leverage ratios for CCB, AmFed and CCB-Ga. as of December 31, 1998 and 1997 are presented below.


                                                                                     CCB                          AmFed
                                                                         ----------------------------- -----------------------------
                                                                              1998           1997           1998           1997
                                                                         -------------- -------------- -------------- --------------
                                                                                                 (In Thousands)
Tier I capital                                                            $ 500,016            520,279        105,287        115,088
--------------------------------------------------------------
Total capital                                                               557,567            571,185        116,807        125,890
--------------------------------------------------------------
Risk weighted assets                                                      4,848,586          4,343,721        881,471        862,072
--------------------------------------------------------------
Adjusted quarterly average assets                                         6,396,674          5,835,963      1,218,405      1,295,122
--------------------------------------------------------------
Risk-based capital ratios: Tier I capital to risk weighted assets:
  Actual                                                                      10.31 %            11.98          11.94          13.35
--------------------------------------------------------------
  Regulatory minimum                                                           4.00               4.00           4.00           4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions                   6.00               6.00           6.00           6.00
--------------------------------------------------------------
 Total capital to risk weighted assets:
  Actual                                                                      11.50              13.15          13.25          14.60
--------------------------------------------------------------
  Regulatory minimum                                                           8.00               8.00           8.00           8.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions                  10.00              10.00          10.00          10.00
--------------------------------------------------------------
 Leverage ratio:
  Actual                                                                       7.82               8.92           8.64           8.89
--------------------------------------------------------------
  Regulatory minimum                                                           4.00               4.00           4.00           4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions                   5.00               5.00           5.00           5.00
--------------------------------------------------------------              ---------         ----------     ----------      -------



                                                                               CCB-Ga.
                                                                      ----------------------
                                                                         1998        1997
                                                                      ---------- -----------
                                                                          (In Thousands)
Tier I capital                                                          12,781       9,613
--------------------------------------------------------------
Total capital                                                           13,577      10,620
--------------------------------------------------------------
Risk weighted assets                                                    61,470      78,602
--------------------------------------------------------------
Adjusted quarterly average assets                                       88,290      93,867
--------------------------------------------------------------
Risk-based capital ratios: Tier I capital to risk weighted assets:
  Actual                                                                 20.79       12.23
--------------------------------------------------------------
  Regulatory minimum                                                      4.00        4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions              6.00        6.00
--------------------------------------------------------------
 Total capital to risk weighted assets:
  Actual                                                                 22.09       13.51
--------------------------------------------------------------
  Regulatory minimum                                                      8.00        8.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions             10.00       10.00
--------------------------------------------------------------
 Leverage ratio:
  Actual                                                                 14.48       10.24
--------------------------------------------------------------
  Regulatory minimum                                                      4.00        4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions              5.00        5.00
--------------------------------------------------------------          -------     -------

(12) SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Following is a breakdown of the components of "other operating" expenses on the Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996:

                                              1998        1997       1996
                                           ----------   --------   --------
                                                   (In Thousands )
Marketing                                   $  7,370      7,303      6,991
----------------------------------------
External data processing services              5,364      4,446      4,025
----------------------------------------
FDIC special assessment, net of refund            --         --     12,959
----------------------------------------
Deposit and other insurance                    3,415      3,346      4,912
----------------------------------------
Postage and freight                            4,486      4,107      3,863
----------------------------------------
Printing and office supplies                   7,935      6,178      5,457
----------------------------------------
Telecommunications                             6,341      5,765      4,895
----------------------------------------
Legal and professional fees                   10,331      6,340      7,350
----------------------------------------
Amortization of intangible assets              4,122      4,433      4,366
----------------------------------------
All other                                     26,022     23,330     20,803
----------------------------------------    --------     ------     ------
 Total other operating expenses             $ 75,386     65,248     75,621
----------------------------------------    --------     ------     ------

     The FDIC special assessment was levied by the FDIC to recapitalize the Savings Association Insurance Fund.

(13) INCOME TAXES

     The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                     1998          1997          1996
                                 -----------   -----------   -----------
                                             (In Thousands)
Current income taxes:
 Federal                          $ 66,004        57,809        42,011
------------------------------
 State                               7,552         5,172         4,594
------------------------------    --------        ------        ------
  Total current tax expense         73,556        62,981        46,605
------------------------------    --------        ------        ------
Deferred income tax benefit:
 Federal                            (4,071)       (6,245)       (2,344)
------------------------------
 State                                (853)         (971)         (672)
------------------------------    --------        ------        ------
  Total deferred tax benefit        (4,924)       (7,216)       (3,016)
------------------------------    --------        ------        ------
  Total income tax expense        $ 68,632        55,765        43,589
------------------------------    --------        ------        ------

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

     During 1998 and 1997, a total of $495,000 and $118,000, respectively, of income tax benefit was credited to additional paid-in capital as a result of the exercise of certain stock options which were subsequently disposed of by the optionees and as a result of the lapse of restrictions on restricted stock. During 1996, a total of $546,000 of income tax benefit was credited to additional paid-in capital as a result of the lapse of restrictions on restricted stock.

     A  reconciliation   of  income  tax  expense  to  the  amount  computed  by
multiplying income before income taxes by the statutory federal income tax rate follows:



                                                                            Amount
                                                              -----------------------------------
                                                                  1998        1997        1996
                                                              ----------- ----------- -----------
                                                                        (In Thousands)
Tax expense at statutory rate on income before income taxes    $ 66,445      52,916      45,645
-------------------------------------------------------------
State taxes, net of federal benefit                               4,354       2,731       2,549
-------------------------------------------------------------
Increase (reduction) in taxes resulting from:
 Tax law change regarding thrift bad debt reserve recapture          --          --      (1,358)
-------------------------------------------------------------
 Tax-exempt interest on investment securities and loans          (1,370)     (1,411)     (1,654)
-------------------------------------------------------------
 Decrease in valuation allowance for deferred tax assets             --          --        (600)
-------------------------------------------------------------
 Other, net                                                        (797)      1,529        (993)
-------------------------------------------------------------  --------      ------      ------
Income tax expense                                             $ 68,632      55,765      43,589
-------------------------------------------------------------  --------      ------      ------



                                                                     % of Pretax Income
                                                              ---------------------------------
                                                                  1998       1997       1996
                                                              ----------- ---------- ----------
Tax expense at statutory rate on income before income taxes   35.00 %         35.00      35.00
-------------------------------------------------------------
State taxes, net of federal benefit                            2.29            1.81       1.95
-------------------------------------------------------------
Increase (reduction) in taxes resulting from:
 Tax law change regarding thrift bad debt reserve recapture     --              --      (1.04)
-------------------------------------------------------------
 Tax-exempt interest on investment securities and loans       (.70)          ( .93)     (1.27)
-------------------------------------------------------------
 Decrease in valuation allowance for deferred tax assets        --              --      ( .46)
-------------------------------------------------------------
 Other, net                                                   (.40)            1.00     ( .76)
------------------------------------------------------------- -----          ------     ------
Income tax expense                                            36.19 %         36.88      33.42
------------------------------------------------------------- ---------      ------     ------

     At December 31, 1998 and 1997, the Corporation had recorded net deferred tax assets of $17,365,000 and $12,080,000, respectively, which are included in "other assets" on the Consolidated Balance Sheets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In Management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, taxes paid during the carryback period exceed the Corporation's recorded net deferred tax asset. Consequently, Management has determined that a valuation allowance for deferred tax assets was not required at December 31, 1998 or 1997. The sources and tax effects of cumulative temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1998 and 1997 are shown below:

                                                                      1998         1997
                                                                  -----------   ---------
                                                                      (In Thousands)
Deferred tax assets:
 Reserve for loan losses                                           $ 27,047      22,851
---------------------------------------------------------------
 Postretirement benefits                                              2,887       2,245
---------------------------------------------------------------
 Deferred compensation                                                2,457       2,528
---------------------------------------------------------------
 Other                                                                5,013       4,934
---------------------------------------------------------------    --------      ------
  Total gross deferred tax assets                                    37,404      32,558
---------------------------------------------------------------    --------      ------
Deferred tax liabilities:
 Intangible assets                                                      996       1,764
---------------------------------------------------------------
 Deferred loan fees and costs                                         3,315       2,999
---------------------------------------------------------------
 Premises and equipment                                               1,694       1,346
---------------------------------------------------------------
 FHLB dividends                                                       2,588       2,606
---------------------------------------------------------------
 Unrealized gains on investment securities available for sale         8,390       8,751
---------------------------------------------------------------
 Mortgage servicing rights gain                                       1,815       1,227
---------------------------------------------------------------
 Other                                                                1,241       1,785
---------------------------------------------------------------    --------      ------
  Total gross deferred tax liabilities                               20,039      20,478
---------------------------------------------------------------    --------      ------
  Net deferred tax asset                                           $ 17,365      12,080
---------------------------------------------------------------    --------      ------

(14) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK


     Commitments and Contingencies

     The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2009. Total rental expense amounted to $7,467,000 in 1998, $6,319,000 in 1997 and $6,852,000 in
1996. A summary of noncancellable, long-term lease commitments at December 31, 1998 follows:



                                   Type of Property
                             -----------------------------
                                                                 Total
Year Ending December 31       Real Property     Equipment     Commitments
--------------------------   ---------------   -----------   ------------
                                            (In Thousands)
1999                             $  5,328         2,249          7,577
----
2000                                4,844         1,937          6,781
----
2001                                3,884         1,369          5,253
----
2002                                3,528           496          4,024
----
2003                                3,138            77          3,215
----
Thereafter                         24,025            --         24,025
----                             --------         -----         ------
 Total lease commitments         $ 44,747         6,128         50,875
--------------------------       --------         -----         ------

     Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1999.

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

     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 1998 and 1997, the Subsidiary Banks had commitments to extend credit of approximately $1.8 billion and $1.4 billion. These amounts include unused revolving credit lines and home mortgage equity lines of $403 million and $416 million, respectively, at December 31, 1998 and $309 million and $334 million, respectively, at December 31, 1997.

     Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $31 million and $24 million in outstanding standby letters of credit at December 31, 1998 and 1997.


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

     As of December 31, 1998, the Corporation had two off-balance sheet derivative financial instruments in the form of interest rate swaps (basis swaps) with a notional principal of $200 million. The basis swaps were entered into in November 1997 and April 1998 with a major regional commercial bank and have two-year terms. No fees were paid upon entering into the basis swaps. The purpose of entering into the basis swaps was to synthetically convert U.S. Treasury-based liabilities into prime rate-based liabilities and to lock-in the spread between the two indices. The financial instruments had a nominal negative effect on 1998's interest expense and a nominal positive effect on 1997's interest expense. The financial instruments had a carrying value of $26,000 at December 31, 1998. The Corporation was not a party to any other off-balance sheet derivative financial instruments during 1998.


(15) DIVIDEND RESTRICTIONS

     Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to the Corporation in the form of cash dividends. Regulatory capital requirements must be met by the Subsidiary Banks as well as restrictions under the General Statutes of North Carolina in regard to CCB. Under these requirements, the Subsidiary Banks have approximately $240,884,000 in retained earnings at December 31, 1998 that can be transferred to the Corporation in the form of cash dividends. Total dividends declared by the Subsidiary Banks to the Corporation in 1998 were $151,700,000.

     As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $463,322,000 at December 31, 1998 were restricted from transfer to the Corporation.


(16) CCB FINANCIAL CORPORATION (PARENT COMPANY)

     CCB Financial Corporation's principal asset is the investment in its Subsidiary Banks and its principal source of income is dividends from the Subsidiary Banks. The Parent Company's Condensed Balance Sheets at December 31, 1998 and 1997 and the related Condensed Statements of Income and Cash Flows for the three-years ended December 31, 1998 are as follows:

Condensed Balance Sheets
As of December 31, 1998 and 1997

                                                     1998          1997
                                                 ------------   ----------
                                                      (In Thousands)
Cash and short-term investments                   $ 177,036      119,273
----------------------------------------------
Note receivable from subsidiary                          --       10,000
----------------------------------------------
Loans                                                65,653       60,877
----------------------------------------------
 Less reserve for loan losses                           792          792
----------------------------------------------    ---------      -------
  Net loans                                          64,861       60,085
----------------------------------------------
Investment in subsidiaries                          658,951      689,386
----------------------------------------------
Other assets                                         17,772       13,447
----------------------------------------------    ---------      -------
  Total assets                                    $ 918,620      892,191
----------------------------------------------    ---------      -------
Master notes                                      $ 128,482      117,372
----------------------------------------------
Note payable to subsidiary                           52,000       49,000
----------------------------------------------
Subordinated notes                                   32,985       32,985
----------------------------------------------
Other liabilities                                    17,259       11,474
----------------------------------------------    ---------      -------
  Total liabilities                                 230,726      210,831
----------------------------------------------
Shareholders' equity                                687,894      681,360
----------------------------------------------    ---------      -------
  Total liabilities and shareholders' equity      $ 918,620      892,191
----------------------------------------------    ---------      -------

Condensed Income Statements
Years Ended December 31, 1998, 1997 and 1996


                                                                         1998          1997         1996
                                                                     ------------   ----------   ---------
                                                                                (In Thousands)
Dividends from subsidiaries                                           $ 151,700       32,100      30,000
------------------------------------------------------------------
Interest income                                                          10,909        9,811       8,010
------------------------------------------------------------------
Other income                                                                 66            8           5
------------------------------------------------------------------    ---------       ------      ------
  Total operating income                                                162,675       41,919      38,015
------------------------------------------------------------------    ---------       ------      ------
Interest expense                                                         10,188        8,881       7,342
------------------------------------------------------------------
Provision for loan losses                                                    --          102          40
------------------------------------------------------------------
Merger-related expense                                                       --        3,873          --
------------------------------------------------------------------
Management fees                                                             563          150         150
------------------------------------------------------------------
Other operating expenses                                                  1,303          870         898
------------------------------------------------------------------    ---------       ------      ------
  Total operating expenses                                               12,054       13,876       8,430
------------------------------------------------------------------    ---------       ------      ------
Income before income taxes                                              150,621       28,043      29,585
------------------------------------------------------------------
Income taxes                                                               (377)        (910)       (145)
------------------------------------------------------------------    ---------       ------      ------
Income before equity in undistributed net income of subsidiaries        150,998       28,953      29,730
------------------------------------------------------------------
Equity in undistributed net income (loss) of subsidiaries               (29,786)      66,471      57,096
------------------------------------------------------------------    ---------       ------      ------
Net income                                                            $ 121,212       95,424      86,826
------------------------------------------------------------------    ---------       ------      ------

Condensed Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996


                                                             1998            1997           1996
                                                         ------------   -------------   -----------
                                                                       (In Thousands)
Net cash provided by operating activities                 $  153,493       26,347          29,470
------------------------------------------------------    ----------       -------         ------
Investment in subsidiaries                                        --        2,598           9,317
------------------------------------------------------
Net decrease in loans to subsidiaries                         10,000           --              --
------------------------------------------------------
Net increase in loans                                         (4,776)      (7,835)         (3,041)
------------------------------------------------------
Other, net                                                       (24)            (4)         (215)
------------------------------------------------------    ----------       ---------       ------
  Net cash provided (used) by investing activities             5,200       (5,241)          6,061
------------------------------------------------------    ----------       --------        ------
Increase in master notes                                      11,110       32,505          68,147
------------------------------------------------------
Proceeds from issuance of debt to subsidiaries                 3,000        4,800           4,200
------------------------------------------------------
Purchase and retirement of common stock                      (76,601)          --            (997)
------------------------------------------------------
Cash dividends                                               (40,398)     (36,750)        (28,579)
------------------------------------------------------
Purchase and retirement of common stock warrants                  --           --          (5,681)
------------------------------------------------------
Other, net                                                     1,959        3,417           3,078
------------------------------------------------------    ----------      ---------       -------
  Net cash provided (used) by financing activities          (100,930)       3,972          40,168
------------------------------------------------------    ----------      ---------       -------
Net increase in cash and short-term investments               57,763       25,078          75,699
------------------------------------------------------
Cash and short-term investments at beginning of year         119,273       94,195          18,496
------------------------------------------------------    ----------      ---------       -------
Cash and short-term investments at end of year            $  177,036      119,273          94,195
------------------------------------------------------    ----------      ---------       -------

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)


     Summarized consolidated quarterly financial data for the years ended December 31, 1998 and 1997 follows:



                                                                                     1998
                                                                ----------------------------------------------
                                                                   4th Qtr.    3rd Qtr.   2nd Qtr.   1st Qtr.
                                                                ------------- ---------- ---------- ----------
                                                                     (In Thousands Except Per Share Data)
Interest income                                                   $ 145,425    145,683    144,562    141,637
---------------------------------------------------------------
Interest expense                                                     62,756     64,604     64,234     62,968
---------------------------------------------------------------   ---------    -------    -------    -------
Net interest income                                                  82,669     81,079     80,328     78,669
---------------------------------------------------------------
Provision for loan and lease losses                                   4,320      4,778      3,646      3,140
---------------------------------------------------------------   ---------    -------    -------    -------
Net interest income after provision for loan and lease losses        78,349     76,301     76,682     75,529
---------------------------------------------------------------
Other income                                                         30,367     28,588     29,508     24,737
---------------------------------------------------------------
Other expenses                                                       58,313     58,894     58,918     54,092
---------------------------------------------------------------   ---------    -------    -------    -------
Income before income taxes                                           50,403     45,995     47,272     46,174
---------------------------------------------------------------
Income taxes                                                         18,814     15,632     17,296     16,890
---------------------------------------------------------------   ---------    -------    -------    -------
Net income                                                        $  31,589     30,363     29,976     29,284
---------------------------------------------------------------   ---------    -------    -------    -------
Net income per share:
 Basic                                                            $     .78        .75        .73        .70
---------------------------------------------------------------
 Diluted                                                                .77        .74        .72        .70
---------------------------------------------------------------   ---------    -------    -------    -------



                                                                                   1997
                                                                ------------------------------------------
                                                                 4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                                                ---------- ---------- ---------- ---------
                                                                   (In Thousands Except Per Share Data)
Interest income                                                  141,495    138,932    136,946    133,090
---------------------------------------------------------------
Interest expense                                                  64,034     63,529     61,582     60,954
---------------------------------------------------------------  -------    -------    -------    -------
Net interest income                                               77,461     75,403     75,364     72,136
---------------------------------------------------------------
Provision for loan and lease losses                                3,472      5,355      4,885      2,664
---------------------------------------------------------------  -------    -------    -------    -------
Net interest income after provision for loan and lease losses     73,989     70,048     70,479     69,472
---------------------------------------------------------------
Other income                                                      24,223     23,041     24,223     21,912
---------------------------------------------------------------
Other expenses                                                    55,077     66,719     52,374     52,028
---------------------------------------------------------------  -------    -------    -------    -------
Income before income taxes                                        43,135     26,370     42,328     39,356
---------------------------------------------------------------
Income taxes                                                      15,390     11,062     14,847     14,466
---------------------------------------------------------------  -------    -------    -------    -------
Net income                                                        27,745     15,308     27,481     24,890
---------------------------------------------------------------  -------    -------    -------    -------
Net income per share:
 Basic                                                               .67        .37        .67        .60
---------------------------------------------------------------
 Diluted                                                             .66        .37        .66        .59
---------------------------------------------------------------  -------    -------    -------    -------

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosure of fair value estimates of on- and off-balance sheet financial instruments is required under SFAS No. 107. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. Significant assets and liabilities that are not considered financial instruments include premises and equipment, intangibles assets, negative goodwill, the trust department and mortgage banking operations. In addition, the tax ramifications resulting from the realization of the unrealized gains and losses of the financial instruments would have a significant impact on the fair value estimates presented and have not been considered in any of the fair value estimates. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Corporation. Estimated fair values of certain on- and off-balance sheet financial instruments of the Corporation at December 31, 1998 and 1997 are presented below (in thousands):



                                                                                1998                      1997
                                                                      ------------------------- -------------------------
                                                                        Carrying       Fair       Carrying       Fair
                                                                         Amount        Value       Amount        Value
                                                                      ------------ ------------ ------------ ------------
                                                                                        (In Thousands)
Financial assets:
Cash, time deposits in other banks and other short-term investments    $  740,451     740,451      419,344      419,344
---------------------------------------------------------------------
Securities available for sale                                           1,284,198   1,284,198    1,382,107    1,382,107
---------------------------------------------------------------------
Securities held to maturity                                                80,189      85,277       81,617       87,002
---------------------------------------------------------------------
Net loans                                                               5,414,155   5,527,581    5,025,975    5,115,476
---------------------------------------------------------------------
Mortgage servicing rights                                                   4,981       5,333        3,640        3,982
---------------------------------------------------------------------
Financial liabilities:
Deposits                                                                6,459,764   6,475,689    5,984,597    5,992,450
---------------------------------------------------------------------
Short-term borrowings                                                     288,256     288,256      276,437      276,437
---------------------------------------------------------------------
Long-term debt                                                            216,695     219,236      100,686      100,524
---------------------------------------------------------------------
Off-balance sheet financial instruments:
Interest rate swaps                                                            26        (430)          13          218
---------------------------------------------------------------------  ----------   ---------    ---------    ---------

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


     Financial Assets

     The fair value of cash, time deposits in other banks and other short-term investments is equal to their carrying value due to the nature of those instruments. The fair value of investment securities is based on published market values. The fair value of net loans is based on the discounting of scheduled cash flows through estimated maturity using market rates and Management's judgment about the credit risk inherent in the different segments of the loan portfolio. Estimates of maturity, except for residential mortgage loans, are based on the stated term of the loan or the Corporation's estimates of prepayments considering current economic and lending conditions. Estimates of maturity for residential mortgage loans are based on prepayments estimated by secondary market sources. The fair value of mortgage servicing rights is based on market prices for similar servicing assets.


     Financial Liabilities

     The fair value of noninterest-bearing deposits, savings and NOW accounts and money market accounts is the amount payable on demand at December 31, 1998 and 1997. The fair value of time deposits is estimated based on the discounted value of contractual cash flows using the currently offered rate for deposits with similar remaining maturities. Short-term borrowings are generally due within 90 days, and, accordingly, the carrying amount of these instruments is considered to be a reasonable approximation of their fair value. The estimated fair value of long-term debt is based on quoted market rates for the same or similar issues or is based on the market rates for debt of the same remaining maturities.


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

     KPMG LLP, independent auditors, audited the Corporation's consolidated financial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits.

     The voting members of the Corporation's Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with Management, the Corporation's internal auditors and the independent auditors to discuss audit, financial reporting, and related matters. KPMG LLP and the internal auditors have direct access to the Audit Committee.




                         /s/ Ernest C. Roessler
                         ERNEST C. ROESSLER
                         Chairman, President and Chief Executive Officer



                         /s/ Sheldon M. Fox
                         SHELDON M. FOX
                         Executive Vice President and Chief Financial Officer



                         /s/ W. Harold Parker, Jr.
                         W. HAROLD PARKER, JR.
                         Senior Vice President and Controller

January 19, 1999

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CCB Financial Corporation

     We have audited the consolidated balance sheets of CCB Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCB Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ KPMG LLP
Raleigh, North Carolina
January 19, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE

     There have been no disagreements with accountants on accounting and financial disclosures.


                                   PART III.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to CCB Financial Corporation's definitive Proxy Statement dated March 18, 1999 (the "Proxy Statement"), pages 5 to 6, under the heading "Proposal 1. Election of Directors" or appears under the heading "Executive Officers of the Registrant" in Part I. of this Annual Report on Form 10-K.


Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement, pages 8 to 15, under the headings "Compensation Committee Report", "Executive Compensation", "Pension Plan" and "Changes in Control and Employment Arrangements".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement, pages 2 to 4, under the heading "Amount and Nature of Beneficial Ownership of Voting Securities".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement, page 17, under the heading "Transactions with Management".



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

     (a) 3.

     Exhibits are listed in the Exhibit Index beginning on page 63 of this Annual Report.

     (b) Reports on Form 8-K:

     A report on Form 8-K dated October 2, 1998 was filed under Items 5 and 7 reporting the Corporation's amendment and restatement of the 1990 Shareholder Rights Plan to extend its term and to make other changes considered necessary to update the original Shareholder Rights Plan.

     An amendment to Form 8-K dated July 1, 1983 was filed on October 1, 1998 under Item 5 to amend and update the description of the Corporation's capital stock.

                            DESCRIPTION OF EXHIBITS


Amended and Restated Articles of Incorporation of Registrant

Articles of Amendment to the Amended and Restated Articles of Incorporation of Registrant

Amended and Restated Bylaws of Registrant

Specimen of Common Stock of Registrant

Amended and Restated Rights Agreement dated October 1, 1998 between Registrant and Central Carolina Bank and Trust Company

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

Security Capital Omnibus Stock Ownership and Long-Term Incentive Plan, as assumed by the Registrant

Salem Trust Bank 1986 Incentive Stock Option Plan, as assumed by the Registrant


American Federal Bank, FSB Amended and Restated 1988 Stock Option and Incentive Plan, as assumed by the Registrant

1995 Directors Performance Plan of American Federal Bank, FSB, as assumed by the Registrant

Employment and Amended and Restated Change of Control Agreement between Registrant, Central Carolina Bank and Trust Company and Ernest C. Roessler

Employment and Amended and Restated Change of Control Agreement between Registrant, Central Carolina Bank and Trust Company and Richard L. Furr

Employment and Amended and Restated Change of Control Agreement between Registrant, Central Carolina Bank and Trust Company and J. Scott Edwards

Plan for Severance Compensation After A Change in Control dated October 21, 1997 and amended October 19, 1998

Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and David B. Jordan

Employment Agreement by and between Registrant and William L. Abercrombie, Jr.

Subsidiaries of Registrant

Consent of KPMG LLP

Financial Data Schedule

Registrant's Proxy Statement to Shareholders for the 1999 Annual Meeting of Shareholders

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


                                        CCB FINANCIAL CORPORATION


                                        By: /s/  ERNEST C. ROESSLER
                                          -------------------------------------
                                                  Ernest C. Roessler
                                            Chairman, President and Chief
                                                  Executive Officer

                                          Date: March 15, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                             Title                    Date
----------------------------------------   ---------------------------   ---------------
/s/  ERNEST C. ROESSLER
----------------------------------         Chairman and President        March 15, 1999
     Ernest C. Roessler                 (Chief Executive Officer)

/s/  WILLIAM L. ABERCROMBIE, JR.           Vice Chairman                 March 15, 1999
----------------------------------
     William L. Abercrombie, Jr.

/s/  J. HARPER BEALL, III                  Director                      March 15, 1999
----------------------------------
     J. Harper Beall, III

/s/  JAMES B. BRAME, JR.                   Director                      March 15, 1999
----------------------------------
     James B. Brame, Jr.

/s/  TIMOTHY B. BURNETT                    Director                      March 15, 1999
----------------------------------
     Timothy B. Burnett

/s/  BLAKE P. GARRETT, JR.                 Director                      March 15, 1999
----------------------------------
     Blake P. Garrett, Jr.

/s/  EDWARD S. HOLMES                      Director                      March 15, 1999
----------------------------------
     Edward S. Holmes

/s/  BONNIE MCELVEEN-HUNTER                Vice Chairman                 March 15, 1999
----------------------------------
     Bonnie McElveen-Hunter

/s/  DAVID B. JORDAN                       Director                      March 15, 1999
----------------------------------
     David B. Jordan

/s/  C. DAN JOYNER                         Director                      March 15, 1999
----------------------------------
     C. Dan Joyner

/s/  OWEN G. KENAN                         Director                      March 15, 1999
----------------------------------
     Owen G. Kenan

/s/  EUGENE J. MCDONALD                    Executive Vice Chairman       March 15, 1999
----------------------------------
     Eugene J. McDonald
                                           Director                      March   , 1999

----------------------------------
   Hamilton W. McKay, Jr., M.D.

             Signature                          Title                   Date
-----------------------------------   -------------------------   ---------------
/s/  GEORGE J. MORROW                 Director                    March 15, 1999
----------------------------------
     George J. Morrow

/s/  ERIC B. MUNSON                   Director                    March 15, 1999
----------------------------------
     Eric B. Munson

/s/  DAVID E. SHI                     Director                    March 15, 1999
----------------------------------
     Dr. David E. Shi
                                      Director                    March   , 1999

----------------------------------
     Jimmy K. Stegall
                                      Director                    March   , 1999

----------------------------------
     H. Allen Tate, Jr.

 /s/  JAMES L. WILLIAMSON             Director                    March 15, 1999
----------------------------------
      James L. Williamson

/s/  PHAIL WYNN, JR.                  Director                    March 15, 1999
----------------------------------
     Dr. Phail Wynn, Jr.

/s/  SHELDON M. FOX                   Executive Vice President    March 15, 1999
----------------------------------    and Chief Financial
     Sheldon M. Fox                          Officer


/s/  W. HAROLD PARKER, JR.            Senior Vice President       March 15, 1999
----------------------------------    and Controller (Chief
     W. Harold Parker, Jr.               Accounting Officer)


                                 EXHIBIT INDEX


 Exhibit Number
 per Item 601 of
 Regulation S-K                                       Description                                       Exhibit No.
---------------- ------------------------------------------------------------------------------------- ------------
        (3)      Articles of Incorporation and Bylaws.
                 a.   Registrant's Amended and Restated Articles of                                         *
                      Incorporation are incorporated herein by reference from
                      Exhibit 3 of Registrant's Form 8-K dated May 19, 1995.
                 b.   Registrant's Articles of Amendment to its Amended and                                 *
                      Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3 of Registrant's Quarterly
                      Report on Form 10-Q for the period ended June 30, 1997.
                 c.   Registrant's Articles of Amendment to its Amended and                                 *
                      Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3 of Registrant's Quarterly
                      Report on Form 10-Q for the period ended June 30, 1998.
                 d.   Registrant's Articles of Amendment to its Amended and                                 *
                      Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3 of Registrant's Current Report on Form 8-K dated October 1, 1998.
                 e.   Registrant's Amended and Restated Bylaws dated October 22,                            *
                      1996 are incorporated by reference from Exhibit 3 of
                      Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
        (4)      Instruments defining the rights of security holders, including
                 indentures.                                                                                *
                 a.   Specimen of Common Stock of Registrant is incorporated
                      herein by reference from Exhibit 4.1 of Registrant's
                      Current Report on Form 8-K dated October 1, 1998.
                 b.   Amended and Restated Rights Agreement dated October 1,                                *
                      1998 between Registrant and Central Carolina Bank and
                      Trust Company is incorporated herein by reference from
                      Exhibit 4.2 of Registrant's Current Report on Form 8-K
                      dated October 1, 1998.
                 c.   Form of indenture dated November 1, 1993 between                                      *
                      Registrant and Bank of New York as successor to Wachovia
                      Bank of North Carolina, N.A., Trustee, pursuant to which
                      Registrant's Subordinated Notes are issued and held is
                      incorporated herein by reference from Exhibit 4.2 of the
                      Registrant's Registration Statement No. 33-50793 on Form
                      S-3.

     (10)        Material contracts.
                 a.   Description of Management Performance Incentive Plan of                               *
                      Central Carolina Bank and Trust Company is incorporated
                      herein by reference from Registrant's 1988 Annual Report
                      on Form 10-K.
                 b.   1993 Nonstatutory Stock Option Plan for CCB Savings Bank                              *
                      of Lenoir, Inc., SSB is incorporated herein by reference
                      from Exhibit 28 of Registrant's Registration Statement No.
                      33-61268 on Form S-8.
                 c.   Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan                            *
                      for CCB Savings Bank of Lenoir, Inc., SSB is incorporated
                      herein by reference from Exhibit 10(G) of Registrant's
                      Annual Report on Form 10-K for the year ended December 31,
                      1993.
                 d.   1993 Incentive Stock Option Plan of Registrant is                                     *
                      incorporated herein by reference from Exhibit 28 of
                      Registrant's Registration Statement No. 33-61270 on Form
                      S-8.
                 e.   Long-Term Incentive Plan of Registrant is incorporated                                *
                      herein by reference from Exhibit 99 of Registrant's
                      Registration Statement No. 33-54645 on Form S-8.
                 f.   Security Capital Omnibus Stock Ownership and Long-Term                                *
                      Incentive Plan, as assumed by the Registrant, is
                      incorporated herein by reference from Exhibit 99 of
                      Registrant's Registration Statement No. 33-61791 on Form
                      S-8.
                 g.   Salem Trust Bank 1986 Incentive Stock Option Plan, as                                 *
                      assumed by the Registrant, is incorporated herein by
                      reference from Exhibit 99 of Registrant's Registration
                      Statement No. 333-22031 on Form S-8.


 Exhibit Number
 per Item 601 of
 Regulation S-K                                      Description                                         Exhibit No.
---------------- ------------------------------------------------------------------------------------ ----------------

                 h.   American Federal Bank, FSB Amended and Restated 1988 Stock                            *
                      Option and Incentive Plan, as assumed by the Registrant,
                      is incorporated herein by reference from Exhibit 99 of
                      Registrant's Registration Statement No. 333-34207 on Form
                      S-8.
                 i.   1995 Directors Performance Plan of American Federal Bank,                             *
                      FSB, as assumed by the Registrant, is incorporated herein
                      by reference from Exhibit 99 of Registrant's Registration
                      Statement No. 333-34231 on Form S-8.
                 j.   Employment and Amended and Restated Change of Control                                 *
                      Agreement dated January 12, 1998 between Registrant,
                      Central Carolina Bank and Trust Company and Ernest C.
                      Roessler is incorporated herein by reference from Exhibit
                      10.1 of Registrant's Form 8-K dated March 16, 1998.
                 k.   Employment and Amended and Restated Change of Control                                 *
                      Agreement dated January 27, 1998 between Registrant,
                      Central Carolina Bank and Trust Company and Richard L.
                      Furr is incorporated herein by reference from Exhibit 10.2 of Registrant's Form 8-K dated March 16, 1998.
                 l.   Employment and Amended and Restated Change of Control                                 *
                      Agreement dated January 12, 1998 between Registrant,
                      Central Carolina Bank and Trust Company and J. Scott
                      Edwards is incorporated herein by reference from Exhibit
                      10.3 of Registrant's Form 8-K dated March 16, 1998.
                 m.   Registrant's Plan for Severance Compensation After A                                  10
                      Change in Control dated October 21, 1997 and amended
                      October 19, 1998.
                 n.   Amended and Restated Employment Agreement by and between                              *
                      Registrant, Central Carolina Bank and Trust Company and
                      David B. Jordan dated May 19, 1995 is incorporated herein
                      by reference from Exhibit 10.1 of Registrant's Form 8-K
                      dated May 19, 1995.
                 o.   Employment Agreement by and between Registrant and William                            *
                      L. Abercrombie, Jr. dated July 31, 1997 is incorporated
                      herein by reference from Exhibit 10.1 of Registrant's
                      Registration Statement No. 333-25705 on Form S-4.
  (21)           Subsidiaries of Registrant.
                 A listing of the direct and indirect subsidiaries of Registrant is included in Note 1 to the Consolidated  Financial Statements of Registrant included in this Form 10-K.
  (23)           Consents of experts and counsel.
                 Consent of KPMG LLP.                                                                       23
  (27)           Financial Data Schedule.                                                                   27
  (99)           Additional exhibits.
                 Proxy Statement for 1999 Annual Meeting of Shareholders to be held
                 on April 27, 1999.                                                                         Not Required to
                                                                                                            be Re-filed

* Previously filed