Form 10-Q
period 1999-03-31
CCB FINANCIAL CORP
filed 1999-05-14
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the period ended March 31, 1999


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $5 Par value                   39,979,267
            (Class of Stock)         (Shares outstanding as of May 10, 1999)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      March 31, 1999, December 31, 1998 and
      March 31, 1998                                        3

   Consolidated Statements of Income
      Three Months Ended March 31, 1999 and 1998            4

   Consolidated Statements of Shareholders' Equity and
      Comprehensive Income
      Three Months Ended March 31, 1999 and 1998            5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1999 and 1998            6

   Notes to Consolidated Financial Statements
      Three Months Ended March 31, 1999 and 1998            7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    11

 Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                18

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                  19

 Signatures                                                20

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                     CCB Financial Corporation and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)              (Unaudited)
                                          March       December     March
                                           31,           31,        31,
                                          1999          1998       1998
                                        (In Thousands Except Share Data)
Assets:
Cash and due from banks                $    268,788    250,922    237,308
Time deposits in other banks                 48,328     59,529     31,173
Federal funds sold and other
   short-term investments                   468,500    430,000    363,500
Investment securities:
   Available for sale (amortized
      costs of $1,363,886,
      $1,262,476 and $1,309,501)          1,378,658  1,284,198  1,330,797
   Held to maturity (market values
      of $80,210, $85,277 and $85,774)       75,435     80,189     81,061
Loans and lease financing (notes
   2 and 4)                               5,406,258  5,487,337  5,157,079
   Less reserve for loan and
      lease losses (note 3)                  72,093     73,182     68,403
      Net loans and lease financing       5,334,165  5,414,155  5,088,676
Premises and equipment                       94,301     92,770     86,618
Goodwill                                     25,337     26,241     28,390
Other assets (note 4)                       109,913    102,349     96,538
         Total assets                  $  7,803,425  7,740,353  7,344,061

Liabilities:
Deposits:
   Demand (noninterest-bearing)        $    886,208    854,938    773,043
   Savings and NOW accounts                 817,104    863,920    758,784
   Money market accounts                  1,823,907  1,784,091  1,710,410
   Jumbo time deposits                      433,432    452,808    439,785
   Consumer time deposits                 2,587,532  2,504,007  2,451,353
      Total deposits                      6,548,183  6,459,764  6,133,375
Short-term borrowed funds                   250,308    288,256    249,440
Long-term debt                              216,595    216,695    175,441
Other liabilities                            99,106     87,744    103,287
         Total liabilities                7,114,192  7,052,459  6,661,543

Shareholders' equity (note 5):
Serial preferred stock. Authorized
   10,000,000 shares; none issued               --         --         --
Common stock of $5 par value.
   Authorized 100,000,000 shares;
   40,058,092, 40,345,214
   and 41,296,328 shares issued             200,290    201,726    206,482
Additional paid-in capital                   57,470     73,771    126,860
Retained earnings                           422,373    399,066    336,037
Accumulated other comprehensive
    income                                    9,100     13,331     13,139
         Total shareholders' equity         689,233    687,894    682,518
         Total liabilities and
            shareholders' equity       $  7,803,425  7,740,353  7,344,061


See accompanying notes to consolidated financial statements.

                  CCB Financial Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         Three Months Ended March 31,
                                               1999        1998
                                     (In Thousands Except Per Share Data)

Interest income:
Interest and fees on loans
  and lease financing                      $  115,683    115,111
Interest and dividends on
  investment securities:
     U.S. Treasury                              5,993      7,427
     U.S. Government agencies
        and corporations                       13,451     13,963
     States and political subdivisions
        (primarily tax-exempt)                  1,137      1,195
     Equity and other securities                  784        761
Interest on time deposits
  in other banks                                  504        403
Interest on federal funds sold
  and other short-term investments              5,389      2,777
          Total interest income               142,941    141,637

Interest expense:
Deposits                                       56,236     57,920
Short-term borrowed funds                       2,549      3,049
Long-term debt                                  3,330      1,999
          Total interest expense               62,115     62,968
Net interest income                            80,826     78,669
Provision for loan and lease
   losses (note 3)                              1,811      3,140
Net interest income after provision
   for loan and lease losses                   79,015     75,529

Other income:
Service charges on deposit accounts            14,231     12,085
Trust and custodian fees                        2,996      2,271
Sales and insurance commissions                 2,742      2,515
Merchant discount                               2,576      2,008
Other service charges and fees                  1,506      1,229
Secondary marketing and
   servicing - mortgages                        4,409      1,930
Other operating income                          3,492      2,077
Investment securities gains                       124        649
Investment securities losses                      (3)       (27)
          Total other income                   32,073     24,737

Other expenses:
Personnel expense                              32,889     30,443
Net occupancy expense                           4,093      3,747
Equipment expense                               4,090      3,349
Amortization of goodwill                          905        891
Other operating expense                        17,245     15,662
          Total other expenses                 59,222     54,092

Income before income taxes                     51,866     46,174
Income taxes                                   18,113     16,890
Net income                                 $   33,753     29,284

Earnings per common share (note 5):
     Basic                                 $      .84        .70
     Diluted                                      .83        .70

Weighted average shares
   outstanding (note 5):
     Basic                                     40,237     41,538
     Diluted                                   40,655     42,116


See accompanying notes to consolidated financial statements.

               CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME
               Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                                                Accumulated
                                                                   Other   Management
                                           Additional             Compre-    Recog-    Total
                                  Common    Paid-In    Retained   hensive    nition Shareholders'
                                   Stock    Capital    Earnings    Income    Plans     Equity
                                                              (In Thousands)
Balance December 31, 1997,
  as originally reported        $ 103,882    143,784    419,746     13,980     (32)    681,360
Common stock issued in 1998
   in two-for-one stock split     103,882       -      (103,882)       -         -           -
Balance December 31, 1997
   as restated                    207,764    143,784    315,864     13,980     (32)    681,360

Net income                           -          -        29,284       -         -       29,284
Other comprehensive income -
    Unrealized losses on
      securities, net of
      deferred
      tax benefit of $594 and
      reclassification
      adjustment (note 1)           -          -          -          (841)      -        (841)
          Total comprehensive
             income                                                                     28,443
Stock options exercised, net
  of shares tendered                  336        287      (168)       -         -          455
Transactions pursuant to
  restricted stock                    (8)       (48)          4       -         -          (52)
Shares repurchased and retired    (1,610)   (17,155)        805       -         -      (17,960)
Earned portion of management
   recognition plans                 -          -          -          -            32        32
Other transactions, net              -           (8)       -          -         -           (8)
Cash dividends ($.235 per share)     -          -       (9,752)       -         -       (9,752)

Balance March 31, 1998           $ 206,482    126,860    336,037     13,139      -      682,518


Balance December 31, 1998        $ 201,726     73,771    399,066     13,331      -         687,894

Net income                            -          -        33,753       -         -          33,753
Other comprehensive income -
    Unrealized losses on
      securities, net of
      deferred tax benefit of
      $2,718 and
      reclassification
      adjustment (note 1)             -          -          -       (4,231)      -         (4,231)
         Total comprehensive
           income                                                                           29,522
Stock options exercised, net
  of shares tendered                  203      (300)       -          -         -             (97)
Transactions pursuant to
  restricted stock                    (1)        (2)       -          -         -              (3)
Shares repurchased
  and retired                     (1,638)   (15,999)       -          -         -         (17,637)
Cash dividends ($.26 per share)      -          -       (10,446)      -         -         (10,446)

Balance March 31, 1999          $ 200,290     57,470     422,373      9,100     -          689,233

See accompanying notes to consolidated financial statements.

                   CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31, 1999 and 1998
                                     (Unaudited)

                                                      1999        1998
                                                       (In Thousands)
Operating activities:
Net income                                        $    33,753     29,284
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, amortization and accretion, net        5,649      4,726
   Provision for loan and lease losses                  1,811      3,140
   Net gain on sales of investment
     securities                                         (121)      (622)
   Sales of loans held for sale                       393,493    106,490
   Origination of loans held for sale               (429,701)   (93,844)
   Changes in:
     Accrued interest receivable                        (201)      1,848
     Accrued interest payable                           1,157        187
     Other assets                                     (1,900)     18,035
     Other liabilities                                 14,346      8,631
   Other operating activities, net                    (2,760)    (3,111)
      Net cash provided by operating activities        15,526     74,764

Investing activities:
Proceeds from:
  Maturities and issuer calls of investment
    securities held to maturity                         4,827        550
  Sales of investment securities available
     for sale                                           5,014     19,747
  Maturities and issuer calls of investment
     securities available for sale                    193,138    106,135
Purchases of:
  Investment securities available for sale          (301,166)   (77,031)
  Premises and equipment                              (4,577)    (3,183)
Net originations of loans and leases receivable       109,825   (77,617)
Net cash paid in branch dispositions                 (12,200)          -
      Net cash used by investing activities           (5,139)   (31,399)

Financing activities:
Net increase in deposit accounts                      101,007    148,779
Net decrease in short-term borrowed funds            (37,948)   (26,997)
Proceeds from issuance of long-term debt                    -     75,000
Repayments of long-term debt                            (100)      (245)
Issuances of common stock from exercise
  of stock options, net                                  (97)        455
Purchase and retirement of common stock              (17,637)   (17,960)
Other equity transactions, net                            (1)        (8)
Cash dividends paid                                  (10,446)    (9,752)
      Net cash provided by financing activities        34,778    169,272

Net increase in cash and cash equivalents              45,165    212,637
Cash and cash equivalents at beginning of year        740,451    419,344
Cash and cash equivalents at end of period        $   785,616    631,981

Supplemental disclosures of cash flow
   information:
Interest paid during the period                   $    60,992     62,781
Income taxes paid (refunded) during the period    $     (376)      2,668

Supplemental disclosures of noncash investing
   and financing activities:
Change in market value of securities available
   for sale, net of deferred tax benefit of
  $2,718 and $594, respectively                   $   (4,231)      (841)
Transactions pursuant to restricted stock         $       (2)       (52)

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
              Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

(1) Consolidation and Presentation

The accompanying unaudited consolidated financial statements of CCB Financial Corporation (the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Consolidation
The consolidated financial statements include the accounts and results of operations of the Corporation and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank - Georgia (collectively the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB (CCB Investment and Insurance Service Corporation; Salem Trust Company; CCBDE, Inc.; Southland Associates, Inc. and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc.) and AmFed (American Service Corporation of S.C.; Mortgage North; AMFEDDE, Inc.; Finance South, Inc. and McBee Holdings, Inc. and its subsidiary, Greenville Participations, Inc.). All significant intercompany accounts are eliminated in consolidation. The Corporation operates as one business segment.

Accounting Policies
Effective January 1, 1999, the Corporation adopted the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The adoption of SOP 98-1 has not and is not expected to have a material impact on the Corporation's consolidated financial statements.

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

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Consolidation and Presentation - Continued

Comprehensive Income
Comprehensive income is the change in the Corporation's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income.

The Corporation's "other comprehensive income" for the three months ended March 31, 1999 and 1998 and "accumulated other comprehensive income" as of March 31, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income for the three months ended March 31, 1999 and 1998 follows (in thousands):

                                                 1999     1998
Unrealized holding losses arising
  during period                              $ (4,158)    (468)
Less reclassification adjustment for
  realized gains, net of tax                        73      373
Unrealized losses on securities,
  net of applicable income taxes             $ (4,231)    (841)

(2) Loans and Lease Financing

A summary of loans and lease financing at March 31, 1999 and 1998 follows (in thousands):

                                              1999             1998
Commercial, financial and agricultural   $   688,930          682,354
Real estate-construction                     965,694          766,627
Real estate-mortgage                       2,999,630        2,966,948
Instalment loans to individuals              496,200          498,365
Revolving credit                             205,636          203,324
Lease financing                               57,477           45,422
   Gross loans and lease financing         5,413,567        5,163,040
Less unearned income                           7,309            5,961
   Total loans and lease financing       $ 5,406,258        5,157,079

Mortgage loans held for sale totaled $45,084,000 and $42,687,000 at March 31, 1999 and 1998, respectively, and are reported at the lower of cost or market. At March 31, 1999, impaired loans amounted to $17,622,000 compared to $15,766,000 at December 31, 1998 and
$15,432,000 at March 31, 1998. The related reserve for loan and lease losses on these loans amounted to $3,101,000 at March 31, 1999, $2,574,000 at December 31, 1998 and $2,754,000 at March 31, 1998.
During the three months ended March 31, 1999 and 1998, loans totaling $477,000 and $579,000, respectively, were transferred to "other assets" due to loan foreclosure.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the three months ended March 31, 1999 and 1998 (in thousands):

                                             1999        1998
Balance at beginning of year               $ 73,182     67,594
Provision charged to operations               1,811      3,140
Recoveries of loans and leases
  previously charged-off                        708        590
Loan and lease losses charged to reserve    (3,608)    (2,921)
Balance at end of period                    $72,093     68,403

(4) Risk Assets

Following is a summary of risk assets at March 31, 1999, December 31, 1998, and March 31, 1998 (in thousands):

                                   March 31,  December 31,  March 31,
                                      1999        1998         1998
Nonaccrual loans and
  lease financing                    $18,231       16,761     17,571
Other real estate acquired through
  loan foreclosures                      649          791        975
Restructured loans and
  lease financing                        736          739        772
Accruing loans and lease financing
   90 days or more past due            3,722        5,889      2,982
Total risk assets                   $ 23,338       24,180     22,300

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

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for income before extraordinary items and net income for the three months ended March 31, 1999 and March 31, 1998.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(5) Share and Per Share Data, continued


                                      Income        Share     Per Share
                                    (Numerator) (Denominator)  Amount
                                (In Thousand Except Per Share Data)
For the three months ended March 31, 1999:
Basic EPS:
Net income                          $  33,753      40,237        $.84
Effect of dilutive securities:
Stock options                               -         418
Diluted EPS                         $  33,753      40,655        $.83

For the three months ended March 31, 1998:
Basic EPS:
Net income                          $  29,284      41,538        $.70
Effect of dilutive securities:
Stock options                               -         578
Diluted EPS                         $  29,284      42,116        $.70

(6) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

(7) Subsequent Event

On April 14, 1999, the Corporation announced that it signed a definitive agreement to acquire Stone Street Bancorp, Inc., which is headquartered in Mocksville, North Carolina. Stone Street Bancorp operates two branches and had $127 million in assets as of December 31, 1998. The transaction is valued at approximately $35 million and will be accounted for as a purchase. The acquisition is subject to approval by regulators and the shareholders of Stone Street Bancorp and is tentatively scheduled to be completed early in the fourth quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively the "Subsidiary Banks") for the three months ended March 31, 1999 and 1998. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries: CCB Investment and Insurance Service Corporation ("CCBIISC"); Salem Trust Company; CCBDE, Inc.; Southland Associates, Inc. and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc. AmFed's wholly-owned subsidiaries are also included in the consolidated financial statements: American Service Corporation of S.C.; AMFEDDE, Inc.; Mortgage North; Finance South, Inc. and McBee Holdings, Inc. and its wholly-owned subsidiary, Greenville Participations, Inc. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

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

Factors that may cause actual results to differ from those expressed or implied include, but are not limited to, changes in political and economic conditions, interest rate movements, competitive product and pricing pressures within the Corporation's markets, success and timing of business initiatives, technological change, and changes in legal, regulatory and tax policies.

Readers should also consider information on risks and uncertainties contained in the discussions of competition, interstate banking and branching, and supervision and regulation in the Corporation's most recent report on Form 10-K.

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

Results of Operations - Three Months Ended March 31, 1999 and 1998
Net income for the three months ended March 31, 1999 amounted to $33.8 million compared to 1998's $29.3 million. Basic income per share totaled $.84 in 1999 compared to $.70 in the first quarter of 1998. Returns on average assets and shareholders' equity were 1.78% and 19.86%, respectively, in 1999 compared to 1998's 1.66% and 17.39%.

Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $497.5 million or 7.3% in the 1999 period. The overall yield on earning assets decreased 41 basis points to 8.14% from 1998's 8.55% primarily due to decreased loan yields. The cost of interest-bearing funds decreased by 36 basis points in the 1999 period to 4.15% due primarily to the lower rates paid for savings and time deposits, 4.07% in 1999 versus 4.45% in 1998. The interest rate spread and net interest margin decreased by 5 and 10 basis points to 3.99% and 4.69%, respectively, compared with one year ago. Management anticipates continuing tightening of the interest rate spread throughout 1999 and expects the net interest margin to drop to the mid-4.60% range by the end of 1999. Net interest income on a taxable equivalent basis increased by $3.8 million or 4.7%.

During the first quarter of 1999, the Corporation sold approximately $200 million in mortgage loans into the secondary market, in addition to all fixed-rate mortgage production. The reserve for loan and lease losses to loans and lease financing outstanding remained stable at 1.33%, with the reserve adjusted for the sale of mortgage loans. This resulted in a decline in the provision for loan and lease losses for the first quarter of 1999 to $1.8 million compared to $3.1 million in 1998. Net 1999 quarterly loan and lease charge-offs amounted to $2.9 million or .22% (annualized) of average loans and lease financing compared to .18% (annualized) in the first quarter of 1998. Excluding revolving credit net charge-offs, the ratios drop to .11% and .08% (annualized), respectively.

Other income, excluding investment securities transactions, increased $7.8 million or 32.5% in the first quarter of 1999 to $32 million. This increase is partially explained by a $2.5 million increase in the Corporation's secondary mortgage income due to increased mortgage originations and the previously mentioned $200 million sale of mortgage loans. In addition, there was a $2.1 million increase in service charges on deposit accounts. The service charge increase resulted primarily from increased deposit volumes and repricing of certain deposit services based upon the results of product profitability analyses. Merchant discount increased $568,000 from 1998 due to an increased volume of business and a review of the pricing structure. Trust and custodian fees increased $725,000 due to growth in assets managed. First quarter 1999 other operating income included a branch sale gain of approximately $1.1 million.

Other expenses increased in the 1999 period by $5.1 million or 9.5%. This is partially explained by a $2.4 million increase in personnel expense from 1998's level. The increase was due to general salary increases and a larger workforce. Average assets per employee has improved from $2.68 million in March 1998 to $2.79 million in March 1999. Occupancy and equipment increased $1.1 million and professional services fees increased $594,000; these increases were due to growth of the Subsidiary Banks' operations.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.45% for the three months ended March 31, 1999 from 1.66% for the same period in 1998. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) improved from 51.17% for the three months ended March 31, 1998 to 50.67% for the same period in 1999.
The improvement in these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

                                                                 Table 1

                     CCB FINANCIAL CORPORATION
          Average Balances and Net Interest Income Analysis
              Three Months Ended March 31, 1999 and 1998
            (Taxable Equivalent Basis - In Thousands) (1)

                                                        1999
                                                      Interest   Average
                                            Average    Income/   Yield/
                                            Balance    Expense    Rate
Earning assets:
Loans and lease financing (2)            $ 5,424,018   117,431     8.76 %
U.S. Treasury and agency
   obligations (3)                         1,232,462    20,770     6.74
States and political subdivision
   obligations                                78,312     1,703     8.69
Equity and other securities (3)               47,161       928     7.97
Federal funds sold and other
  short-term investments                     466,584     5,579     4.85
Time deposits in other banks                  41,384       504     4.94
    Total earning assets (3)               7,289,921   146,915     8.14

Non-earning assets:
Cash and due from banks                      222,738
Premises and equipment                        93,833
All other assets, net                         69,472
    Total assets                         $ 7,675,964

Interest-bearing liabilities:
Savings and time deposits                $ 5,598,192    56,236     4.07 %
Short-term borrowed funds                    244,873     2,549     4.22
Long-term debt                               216,618     3,330     6.22
    Total interest-bearing liabilities     6,059,683    62,115     4.15

Other liabilities and shareholders'
equity:
Demand deposits                              829,826
Other liabilities                             97,154
Shareholders' equity                         689,301
    Total liabilities and
       shareholders' equity              $ 7,675,964

Net interest income and net
   interest margin (4)                               $  84,800     4.69 %

Interest rate spread (5)                                           3.99 %

                         CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, Continued
              Three Months Ended March 31, 1999 and 1998
            (Taxable Equivalent Basis - In Thousands) (1)

                                                        1998
                                                      Interest   Average
                                            Average    Income/   Yield/
                                            Balance    Expense    Rate
Earning assets:
Loans and lease financing (2)            $ 5,132,578   115,172     9.07 %
U.S. Treasury and agency
   obligations (3)                         1,292,999    22,819     7.05
States and political subdivision
   obligations                                81,169     1,787     8.80
Equity and other securities (3)               46,066       898     7.79
Federal funds sold and other
  short-term investments                     205,663     2,871     5.66
Time deposits in other banks                  33,995       403     4.81
    Total earning assets (3)               6,792,470   143,950     8.55

Non-earning assets:
Cash and due from banks                      207,437
Premises and equipment                        86,679
All other assets, net                         77,865
    Total assets                         $ 7,164,451

Interest-bearing liabilities:
Savings and time deposits                $ 5,284,230    57,920     4.45 %
Short-term borrowed funds                    251,418     3,049     4.91
Long-term debt                               130,264     1,999     6.19
    Total interest-bearing liabilities     5,665,912    62,968     4.51

Other liabilities and shareholders'
equity:
Demand deposits                              716,009
Other liabilities                             99,746
Shareholders' equity                         682,784
    Total liabilities and
       shareholders' equity              $ 7,164,451

Net interest income and net
   interest margin (4)                                  80,982     4.79 %

Interest rate spread (5)                                           4.04 %

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1999 and 1998.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $4,536,000 and $3,607,000 for 1999 and 1998, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended March 31, 1999 and 1998.

                                                 1999      1998

Noninterest income                               1.69 %    1.40
Personnel expense                                1.74      1.72
Occupancy and equipment expense                   .44       .40
Other operating expense                           .96       .94
Noninterest expense                              3.14      3.06
Net overhead                                     1.45 %    1.66
_______________________________

The effective income tax rate was 34.9% in 1999 compared to 36.6% in the same period of 1998.

Financial Condition

Total assets have increased $459.4 million since March 31, 1998 due solely to internal growth. The majority of the increase occurred in interest-earning assets. Average assets have increased from $7.2 billion for the quarter ended March 31, 1998 to $7.7 billion for the quarter ended March 31, 1999 and compared to $7.5 billion for the three months ended December 31, 1998.

At March 31, 1999, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to $23.3 million or .43% of outstanding loans and lease financing and foreclosed real estate. This compares to $22.3 million or .43% at March 31, 1998. The reserve for loan and lease losses to risk assets was 3.09x at March 31, 1999 compared to 3.03x at December 31, 1998 and 3.07x at March 31, 1998.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 8.98% and 9.53% for the three months ended March 31, 1999 and 1998, respectively. Under a previously announced stock repurchase plan, the Corporation has repurchased and retired 327,534 shares of its common stock during 1999 and 1,391,300 shares during the year ended December 31, 1998. The average cost of the shares repurchased was $53.84 and $55.06 per share for 1999 and 1998, respectively. Book value per share increased from $16.53 at March 31, 1998 to $17.21 at March 31, 1999, a 4.1% increase.

The unrealized gains on investment securities available for sale, net of applicable taxes, decreased $4.2 million from December 31, 1998 to result in an after-tax unrealized gain at March 31, 1999 of $9.1 million. As of March 31, 1999, unrealized gains on investment securities available for sale, net of applicable taxes, added $.23 per share to book value.

The Corporation has increased its annual cash dividends consistently over the past 34 years. On April 27, 1999, the Board of Directors of the Corporation declared a quarterly cash dividend on common stock of $.26. The dividend is payable July 1, 1999, to shareholders of record as of June 15, 1999.

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

The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines at March 31, 1999 as indicated below:

                               March 31,      Regulatory
     Ratio                  1999      1998    Minimums

     Tier 1 Capital                              4.00%
          Corporation       11.62%    11.97
          CCB               11.00     10.90
          AmFed             13.55     14.07
          CCB-Ga.           21.78     14.45
     Total Capital                               8.00
          Corporation       13.35     13.84
          CCB               12.18     12.07
          AmFed             14.87     15.32
          CCB-Ga.           23.07     15.73
     Leverage                                    4.00
          Corporation        8.53      8.96
          CCB                8.13      8.16
          AmFed              8.84      9.52
          CCB-Ga.           13.73     11.33


Year 2000 Issue

The Corporation is nearing completion of its project to assess and
correct the impact of the "Year 2000 Issue".   The Year 2000 Issue
resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. Historically, the first two digits were eliminated to save memory. Since in such systems there is no accommodation for the full four-digit year, a serious problem may occur when "00" is used to identify the Year 2000. For these systems, it is not only impossible to distinguish 2000 from 1900 but it also becomes difficult to calculate the passage of time between preceding or succeeding years and the Year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things, an inability to process customer transactions, properly accrue interest income and expense or engage in normal business activities. In addition, non-information technology ("non-IT") systems such as security alarms, elevators, telephones, etc. may be subject to a Year 2000 malfunction due to their dependence upon computer technology for proper operation. As described, the Year 2000 Issue presents a number of challenges to financial institutions' management; correction of Year 2000 Issues has been and will continue to be costly and complex for the entire industry.

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

The renovation of all major software applications was completed in early September 1998. A new Year 2000-ready mainframe computer was put into production during mid-January 1999. Testing of mission critical systems was completed in March 1999. This consisted of performing tests on the mainframe hardware, operating system, and application software; PC and server hardware and software; data and telecommunications systems; and non-IT systems. Substantially all non-mission critical testing and replacement of non-mission critical personal computers was completed in March 1999. The Corporation plans to complete the Year 2000 project by the end of June 1999. Further testing of hardware and software acquired or modified since initial testing was completed will be done in the remainder of 1999 as part of on-going due diligence.

In addition to ensuring the proper operation of its systems, the Corporation is also monitoring the remediation efforts of third-party entities whose own Year 2000 disruptions would impact the Corporation's operations. The incurred to date and estimated costs to assess the impact of third parties' remediation efforts are included in the Corporation's total Year 2000 project costs and estimates. The project team identified the vendors whose operations were deemed mission critical to the Corporation's operations and contacted those vendors regarding their progress in correcting their Year 2000 Issues. In addition, the Corporation initiated communication with its major customers to determine the extent of their Year 2000 preparedness. As most corporate customers depend on computer systems for normal operations, a disruption in their business could result in potentially significant financial difficulties. In the loan and deposit areas, major customers of $1 million or more have been identified. As of March 31, 1999, the Corporation had contacted in excess of 97% of major customers and evaluated the risk to the Corporation based upon the results of the customer communication. Also, the Corporation has reviewed certain issuers of debt securities held in the investment securities portfolio as well as federal funds counter-parties. In the Trust area, the Corporation has reviewed certain issuers of debt and equity securities held as managed investment assets. Finally, financial institutions such as the Subsidiary Banks exchange large volumes of date-sensitive data electronically between other financial institutions, clearing houses, customers and regulatory agencies. Testing of mission critical third-party entities was completed in March 1999. Based on these reviews of critical vendors, major customers and other major counter-parties, at present the Corporation feels that there is not an inordinate amount of risk which would require the establishment of any special reserves for the Year 2000 Issue. The Corporation will continue to monitor and test the remediation efforts of non-mission critical third parties and determine if it needs to modify its own operations due to their failure to remediate their Year 2000 Issue. Testing is scheduled to be completed by June 30, 1999. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, will not have an adverse effect on the Corporation's results of operations.

The Corporation has a contingency plan that outlines emergency response procedures that meet regulatory guidelines. The goal of the contingency plan is to facilitate the resumption of business in the event there is a disruption of critical systems necessary to operate. Contingency plans include alternative power sources, off-site processing, etc. The FFIEC's contingency planning guidelines required the completion of organizational planning guidelines and business impact analysis by March 31, 1999. FFIEC guidelines further require that the development and validation of the business resumption contingency plans be completed by June 30, 1999. The Corporation completed its organizational planning guidelines and business impact analysis in October 1998. The Corporation's contingency plans include consideration of the most reasonably likely worst-case scenario. Development and validation of the contingency plans and independent review and verification of the contingency plans were completed in February 1999. The last contingency planning requirement, developing detailed Year 2000 rollover event plans, is scheduled to be completed during the second quarter of 1999.

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

The total cost of the Year 2000 project is currently estimated at $5.3 million, of which $2.3 million is attributable to the purchase of capitalizable software and hardware. During the first quarter of 1999, the Corporation incurred $274,000 of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense during 1998 was $2.2 million and total non-capitalizable expense incurred prior to 1998 was less than $75,000. The remainder of the cost will be expensed as incurred over the next two years and is not expected to have a material effect on the Corporation's results of operations.

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

Stone Street Bancorp Acquisition

On April 14, 1999, the Corporation announced that it signed a definitive agreement to acquire Stone Street Bancorp, Inc., which is headquartered in Mocksville, North Carolina. Stone Street Bancorp operates two branches and had $127 million in assets as of December 31, 1998. The transaction is valued at approximately $35 million and will be accounted for as a purchase. The acquisition is subject to approval by regulators and the shareholders of Stone Street Bancorp and is tentatively scheduled to be completed early in the fourth quarter of 1999.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Corporation's loan and deposit portfolios is such that a significant increase or decline in interest rates may adversely impact net market values and net interest income. The Corporation does not maintain a trading account nor is the Corporation subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO") which is comprised of senior management. ALCO regularly reviews the Corporation's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

As of March 31, 1999, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from changes in interest rates.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

       Exhibit 27.1   Financial Data Schedule as of March 31, 1999.

(b).  Reports on Form 8-K

         No reports on Form 8-K were filed in the first quarter.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: May 13, 1999                      /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        Chairman, President and
                                        Chief Executive Officer


Date: May 13, 1999                      /s/ SHELDON M. FOX
                                        Sheldon M. Fox
                                        Executive Vice President and
                                        Chief Financial Officer


Date: May 13, 1999                      /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)