Form 10-Q
period 1999-06-30
CCB FINANCIAL CORP
filed 1999-08-12
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended June 30, 1999


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

       Common Stock, $5 Par value            39,699,268
            (Class of Stock)           (Shares outstanding as
                                         of August 9, 1999)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      June 30, 1999, December 31, 1998 and June 30, 1998         3

   Consolidated Statements of Income
      Three and Six Months Ended June 30, 1999 and 1998          4

   Consolidated Statements of Shareholders' Equity and
      Comprehensive Income
      Six Months Ended June 30, 1999 and 1998                    5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1999 and 1998                    6

   Notes to Consolidated Financial Statements
      Six Months Ended June 30, 1999 and 1998                    7

 Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            11

 Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                        21

Part II.  Other Information

 Item 6. Exhibits and Reports on Form 8-K                        22

 Signatures                                                      23

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)              (Unaudited)
                                              June      December        June
                                              30,         31,            30,
                                              1999        1998          1998
                                           ---------    --------       -------
                                       (In Thousands Except Share Data)
Assets:
Cash and due from banks                 $      235,174    250,922      226,419
Time deposits in other banks                    22,218     59,529       55,699
Federal funds sold and other
   short-term investments                      220,194    430,000      307,000
Investment securities:
   Available for sale (amortized
      costs of $1,524,962,
      $1,262,476 and $1,297,411)             1,524,871  1,284,198    1,315,158
   Held to maturity (market values
      of $77,691, $85,277 and $85,115)          74,795     80,189       80,562
Loans and lease financing (notes
   2 and 4)                                  5,492,776  5,487,337    5,217,204
   Less reserve for loan and
      lease losses (notes 2 and 3)              72,813     73,182       69,645
                                            ----------  ---------   ----------
      Net loans and lease financing          5,419,963  5,414,155    5,147,559
Premises and equipment                          94,607     92,770       87,668
Goodwill                                        24,432     26,241       27,945
Other assets (note 4)                          129,440    102,349      102,324
                                            ----------  ---------   ----------
         Total assets                   $    7,745,694  7,740,353    7,350,334
                                           ===========  =========   ==========
Liabilities:
Deposits:
   Demand (noninterest-bearing)         $      882,155    854,938      823,645
   Savings and NOW accounts                    799,014    863,920      754,044
   Money market accounts                     1,868,415  1,784,091    1,724,431
   Jumbo time deposits                         364,717    452,808      418,954
   Consumer time deposits                    2,589,711  2,504,007    2,447,245
                                            ----------  ---------   ----------
      Total deposits                         6,504,012  6,459,764    6,168,319
Short-term borrowed funds                      263,562    288,256      256,215
Long-term debt                                 166,538    216,695      176,372
Other liabilities                              105,325     87,744       89,154
                                            ----------  ---------   ----------
         Total liabilities                   7,039,437  7,052,459    6,690,060
                                            ----------  ---------   ----------
Shareholders' equity (note 5):
Serial preferred stock. Authorized
   10,000,000 shares; none issued                  --         --           --
Common stock of $5 par value.
   Authorized 100,000,000 shares;
   39,798,903, 40,345,214
   and 40,589,696 shares issued                198,994    201,726      202,948
Additional paid-in capital                      43,253     73,771       88,145
Retained earnings                              464,091    399,066      358,220
Accumulated other comprehensive
    income (loss)                                 (81)     13,331       10,961
                                            ----------  ---------   ----------
         Total shareholders' equity            706,257    687,894      660,274
                                            ----------  ---------   ----------
         Total liabilities and
            shareholders' equity        $    7,745,694  7,740,353    7,350,334
                                            ==========  =========   ==========

See accompanying notes to consolidated financial statements.

                   CCB Financial Corporation and Subsidiaries
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months
                                                     Ended June 30,
                                                      1999      1998
                                                     -----     -----
                                                      (In Thousands
                                                     Except Per Share Data)
Interest income:
Interest and fees on loans
 and lease financing                              $  118,496   117,097
Interest and dividends on
 investment securities:
     U.S. Treasury                                     5,766     7,206
     U.S. Government agencies
      and corporations                                15,362    13,440
     States and political subdivisions
      (primarily tax-exempt)                           1,076     1,187
     Equity and other securities                         776       783
Interest on time deposits in other banks                 401       401
Interest on federal funds sold
 and other short-term investments                      3,919     4,452
                                                     -------   -------
          Total interest income                      145,796   144,566
                                                     -------   -------
Interest expense:
Deposits                                              56,269    58,526
Short-term borrowed funds                              2,683     3,021
Long-term debt                                         3,119     2,687
                                                     -------   -------
          Total interest expense                      62,071    64,234
                                                     -------   -------
Net interest income                                   83,725    80,332
Provision for loan and lease                         -------   -------
 losses (note 3)                                       5,676     3,646
Net interest income after provision                  -------   -------
 for loan and lease losses                            78,049    76,686
                                                     -------   -------
Other income:
Service charges on deposit accounts                   15,289    13,745
Trust and custodian fees                               3,163     2,792
Sales and insurance commissions                        3,430     3,059
Merchant discount                                      3,240     2,135
Other service charges and fees                         1,587     1,225
Secondary marketing and servicing - mortgages          2,893     4,303
Other operating income                                 2,541     1,884
Gain on sale of credit card receivables (note 2)      32,837         -
Investment securities gains                              408       361
Investment securities losses                               -         -
                                                     -------   -------
          Total other income                          65,388    29,504
                                                     -------   -------
Other expenses:
Personnel expense                                     34,408    32,111
Net occupancy expense                                  4,298     3,899
Equipment expense                                      4,090     3,379
Other operating expense                               18,800    19,529
                                                      ------    ------
          Total other expenses                        61,596    58,918
                                                     -------   -------
Income before income taxes                            81,841    47,272
Income taxes                                          29,756    17,296
                                                     -------   -------
Net income                                        $   52,085    29,976
                                                     =======  ========
Earnings per common share (note 5):
     Basic                                        $     1.30       .73
     Diluted                                            1.29       .72

Weighted average shares
 outstanding (note 5):
     Basic                                            39,953    40,952
     Diluted                                          40,349    41,498

                   CCB Financial Corporation and Subsidiaries
                  CONSOLIDATED STATEMENTS OF INCOME, continued
                                  (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      1999      1998
                                                     ------    ------
                                                      (In Thousands
                                                       Except Per
                                                      Share Data)
Interest income:
Interest and fees on loans
 and lease financing                                 234,167   232,208
Interest and dividends on
 investment securities:
     U.S. Treasury                                    11,759    14,633
     U.S. Government agencies
      and corporations                                28,813    27,403
     States and political subdivisions
      (primarily tax-exempt)                           2,213     2,382
     Equity and other securities                       1,559     1,544
Interest on time deposits in other banks                 905       805
Interest on federal funds sold
 and other short-term investments                      9,353     7,231
                                                     -------   -------
          Total interest income                      288,769   286,206
                                                     -------   -------
Interest expense:
Deposits                                             112,505   116,446
Short-term borrowed funds                              5,232     6,070
Long-term debt                                         6,449     4,686
                                                     -------   -------
          Total interest expense                     124,186   127,202
                                                     -------   -------
Net interest income                                  164,583   159,004
Provision for loan and lease
 losses (note 3)                                       7,487     6,786
Net interest income after provision                  -------   -------
 for loan and lease losses                           157,096   152,218
                                                     -------   -------
Other income:
Service charges on deposit accounts                   29,520    25,830
Trust and custodian fees                               6,159     5,063
Sales and insurance commissions                        6,172     5,574
Merchant discount                                      5,816     4,143
Other service charges and fees                         3,093     2,455
Secondary marketing and servicing - mortgages          7,302     6,232
Other operating income                                 6,001     3,958
Gain on sale of credit card receivables (note 2)      32,837         -
Investment securities gains                              532     1,010
Investment securities losses                             (3)      (27)
                                                     -------   -------
          Total other income                          97,429    54,238
                                                     -------   -------
Other expenses:
Personnel expense                                     67,297    62,554
Net occupancy expense                                  8,391     7,646
Equipment expense                                      8,180     6,728
Other operating expense                               36,950    36,082
                                                     -------   -------
          Total other expenses                       120,818   113,010
                                                     -------   -------
Income before income taxes                           133,707    93,446
Income taxes                                          47,869    34,186
                                                     -------   -------
Net income                                            85,838    59,260
                                                     =======  ========
Earnings per common share (note 5):
     Basic                                              2.14      1.43
     Diluted                                            2.12      1.42

Weighted average shares
 outstanding (note 5):
     Basic                                            40,094    41,244
     Diluted                                          40,501    41,805

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
                Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                                      Accumulated
                                                                         Other                      Total
                                              Additional                Compre-      Management     Share-
                                    Common     Paid-In     Retained     hensive     Recognition    holders'
                                     Stock     Capital     Earnings      Income        Plans        Equity
                                    -------    --------    --------     --------     ----------    --------
                                                               (In Thousands)
Balance December 31, 1997,
  as originally reported       $   103,882     143,784    419,746        13,980            32     681,424
Common stock issued in 1998 in
   two-for-one stock split         103,882      -        (103,882)        -             -            -
Balance December 31, 1997,         -------     -------    -------       -------       -------     -------
  as restated                      207,764     143,784    315,864        13,980            32     681,424

Net income                           -          -          59,260        -             -           59,260
Other comprehensive income -
  Unrealized losses on securit-
  ies, net of deferred tax bene-
  fit of $1,965 and reclassifi-
  cation adjustment (note 1)         -          -            -           (3,019)        -          (3,019)
      Total comprehensive income                                                                   56,241
Stock options exercised, net of
  shares tendered                      594       1,090      (297)        -             -            1,387
Tax benefit from stock options
  exercised                          -             444       -           -             -              444
Transactions pursuant to
  restricted stock                     (4)          36          2        -             -               34
Shares repurchased and retired     (5,404)    (57,200)      2,702        -             -          (59,902)
Earned portion of management
  recognition plans                  -          -            -           -               (32)         (32)
Cash dividends ($.47 per share)      -          -        (19,312)        -             -          (19,312)
Other transactions, net                (2)         (9)          1        -             -              (10)
                                  --------    --------   --------      --------      --------    --------
Balance June 30, 1998           $  202,948      88,145    358,220        10,961        -          660,274
                                  ========    ========   ========      ========      ========    ========

Balance December 31, 1998       $  201,726      73,771    399,066        13,331        -          687,894

Net income                           -          -          85,838        -             -           85,838
Other comprehensive income -
  Unrealized losses on secur-
  ities, net of deferred tax
  benefit of $8,398 and reclass-
  ification adjustment (note 1)      -          -            -         (13,412)        -         (13,412)
     Total comprehensive income                                                                   72,426
Stock options exercised, net of
  shares tendered                      331       (266)       -           -             -              65
Transactions pursuant to
  restricted stock                      (1)         (1)      -           -             -              (2)
Shares repurchased and retired      (3,062)    (30,249)      -           -             -         (33,311)
Cash dividends ($.52 per share)       -           -       (20,813)       -             -         (20,813)
Other transactions, net               -             (2)      -           -             -              (2)
                                   -------     -------    -------       -------       -------     -------
Balance June 30, 1999           $  198,994      43,253    464,091          (81)        -          706,257
                                  ========    ========   ========      ========      ========    ========

See accompanying notes to consolidated financial statements.


              CCB Financial Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                          1999          1998
                                                          -----        -----
                                                           (In Thousands)
Operating activities:
Net income                                          $      85,838       59,260
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and accretion, net           11,099       10,130
   Provision for loan and lease losses                      7,487        6,786
   Net gain on sales of investment securities                (529)        (983)
   Sale of mortgage loans                                 199,343            -
   Sale of credit card receivables                        184,179            -
   Sales of loans held for sale                           347,153      273,297
   Origination of loans held for sale                    (388,172)    (291,696)
   Changes in:
     Accrued interest receivable                           (2,132)          662
     Accrued interest payable                                (787)        (287)
     Other assets                                         (14,391)       19,879
     Other liabilities                                     27,608       (5,296)
   Other operating activities, net                         (5,684)      (9,685)
                                                       ----------   ----------
      Net cash provided by operating activities           451,012       62,067
                                                       ----------   ----------
Investing activities:
Proceeds from:
  Maturities and issuer calls of investment securities
    held to maturity                                        5,463        1,045
  Sales of investment securities available for sale         5,148       31,399
  Maturities and issuer calls of investment securities
    available for sale                                    397,348      214,476
Purchases of:
  Investment securities available for sale               (667,943)    (186,037)
  Premises and equipment                                   (8,023)      (6,923)
Net originations of loans and leases receivable          (361,594)    (107,603)
Net cash paid in branch dispositions                      (12,200)           -
                                                        ----------   ----------
      Net cash used by investing activities              (641,801)     (53,643)
                                                        ----------   ----------
Financing activities:
Net increase in deposit accounts                            56,836     183,722
Net decrease in short-term borrowed funds                  (24,694)    (20,221)
Proceeds from issuance of long-term debt                        -       76,140
Repayments of long-term debt                               (50,157)       (454)
Issuances of common stock from exercise of
 stock options, net                                             65       1,387
Purchase and retirement of common stock                    (33,311)    (59,902)
Other equity transactions, net                                  (2)         (10)
Cash dividends paid                                        (20,813)    (19,312)
                                                        ----------   ----------
      Net cash provided (used) by financing activities     (72,076)    161,350
                                                        ----------   ----------
Net increase (decrease) in cash and cash equivalents      (262,865)    169,774
Cash and cash equivalents at beginning of year             740,451     419,344
                                                        ----------   ----------
Cash and cash equivalents at end of period           $     477,586     589,118
                                                        ==========   ==========
Supplemental disclosures of cash flow information:
Interest paid during the period                      $     124,973     127,488
                                                        ==========   ==========
Income taxes paid during the period                  $      16,674      36,297
                                                        ==========   ==========
Supplemental disclosures of noncash investing and
 financing activities:
Change in market value of securities available
 for sale, net of deferred tax benefit of
 $8,398 and $1,965, respectively                     $    (13,412)      (3,019)
Transactions pursuant to restricted stock, net of
 deferred tax expense of $484 in 1998                $         (2)           34
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
                Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

(1) Consolidation and Presentation

The accompanying unaudited consolidated financial statements of CCB Financial Corporation (the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Certain amounts for 1998 have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.

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


              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Consolidation and Presentation - Continued

The Corporation's "other comprehensive income" for the six months ended June 30, 1999 and 1998 and "accumulated other comprehensive income" as of June 30, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income for the six months ended June 30, 1999 and 1998 follows (in thousands):

                                                 1999            1998
                                                 -----           -----
Unrealized holding losses arising
 during period, net of taxes                 $  (13,095)        (2,429)
Less reclassification adjustment for
 realized gains, net of taxes                        317            590
                                                 -------        -------
Unrealized losses on securities, net
 of taxes                                    $  (13,412)        (3,019)
                                                 =======        =======

(2) Loans and Lease Financing

A summary of loans and lease financing at June 30, 1999 and 1998 follows (in thousands):

                                              1999                 1998
                                              ----                 ----
Commercial, financial and agricultural   $     726,430            668,698
Real estate-construction                     1,027,927            784,036
Real estate-mortgage                         3,111,909          3,023,743
Instalment loans to individuals                511,814            492,012
Revolving credit                                56,221            206,215
Lease financing                                 66,908             48,916
                                             ---------         ----------
   Gross loans and lease financing           5,501,209          5,223,620
Less unearned income                             8,433              6,416
                                             ---------          ---------
   Total loans and lease financing       $   5,492,776          5,217,204
                                            ==========         ==========

During the second quarter of 1999, the Subsidiary Banks sold $151,342,000 of consumer credit card receivables to MBNA, a large credit card issuer. As a result of the sale, the Subsidiary Banks recognized a gain of $32,837,000, net of various contractual exit fees. The gain on sale increased basic and diluted earnings per share by $.50 and $.49, respectively. Under an agent bank arrangement, the Subsidiary Banks will continue to offer consumer credit card products through MBNA. The Subsidiary Banks retained the commercial credit card portfolio.

Mortgage loans held for sale totaled $42,751,000 and $46,287,000 at June 30, 1999 and 1998, respectively, and are reported at the lower of cost or market. At June 30, 1999, impaired loans amounted to $15,235,000 compared to $15,766,000 at December 31, 1998 and
$14,799,000 at June 30, 1998. The related reserve for loan and lease losses on these loans amounted to $2,638,000 at June 30, 1999, $2,574,000 at December 31, 1998 and $2,573,000 at June 30, 1998.
During the six months ended June 30, 1999 and 1998, loans totaling $1,200,000 and $1,234,000, respectively, were transferred to "other assets" due to loan foreclosure.


              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the six months ended June 30, 1999 and 1998 (in thousands):

                                             1999        1998
                                            -----        -----
Balance at beginning of year               $73,182      67,594
Provision charged to operations              7,487       6,786
Decrease from sale of credit card
 receivables                               (1,967)         -
Recoveries of loans and leases
 previously charged-off                      1,460       1,308
Loan and lease losses charged to reserve   (7,349)     (6,043)
                                            ------      ------
Balance at end of period                   $72,813      69,645
                                            ======      ======

Net charge-offs to average loans (annualized):
   Total                                       .22%         .18
   Excluding revolving credit                  .12          .08
Reserve for loan and lease losses to
   period-end loans and leases                1.33         1.33
Reserve for loan and lease losses to
   total risk assets                          3.19x        3.56

(4) Risk Assets

Following is a summary of risk assets at June 30, 1999, December 31, 1998, and June 30, 1998 (in thousands):

                                        June 30, December 31,  June 30,
                                          1999       1998        1998
                                         -----    ----------   ------
Nonaccrual loans and lease financing    $16,535     16,761    14,976
Other real estate acquired through
   loan foreclosures                        952        791     1,000
Restructured loans and lease financing      725        739       769
Accruing loans and lease financing
   90 days or more past due               4,582      5,889     2,795
                                         ------    -------    ------
Total risk assets                       $22,794     24,180    19,540
                                        =======     ======    ======

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(5) Share and Per Share Data

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the six months ended June 30, 1999 and 1998 (in thousands except for per share data):

                                         1999          1998
                                         ----          ----
Basic:
  Average common shares outstanding      40,094        41,244
  Net income                           $ 85,838        59,260
  Earnings per share                     $ 2.14          1.43

Diluted:
  Average common shares outstanding      40,094        41,244
  Dilutive effect of stock options          407           561
                                         ------        ------
     Total average common shares         40,501        41,805
  Net income                           $ 85,838        59,260
  Earnings per share                     $ 2.12          1.42

(6) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of Management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

(7) Pending Acquisition

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively the "Subsidiary Banks") for the six months ended June 30, 1999 and 1998. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries: CCB Investment and Insurance Service Corporation ("CCBIISC"); Salem Trust Company; CCBDE, Inc.; Southland Associates, Inc. and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc. AmFed's wholly-owned subsidiaries are also included in the consolidated financial statements: American Service Corporation of S.C.; AMFEDDE, Inc.; Mortgage North; Finance South, Inc. and McBee Holdings, Inc. and its wholly-owned subsidiary, Greenville Participations, Inc. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

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

Results of Operations - Three Months Ended June 30, 1999 and 1998

Net income in the second quarter of 1999 amounted to $52.1 million compared to 1998's $30 million. Basic earnings per share totaled $1.30 in 1999 compared to $.73 in the second quarter of 1998.
Included in 1999's income was an after-tax gain of $19.9 million or $.50 per share from the sale of credit card receivables (the "credit card gain"). Excluding the credit card gain, basic earnings per share increased 10% over 1998's level. Excluding the credit card gain, returns on average assets and shareholders' equity in 1999 were 1.67% and 18.64%, respectively, compared to 1998's 1.65% and 17.92%.

In the past several years, the credit card industry has experienced rapid consolidation resulting in the evolution of large, specialized credit card companies that are able to provide superior levels of service and diverse product offerings. While the Subsidiary Banks' credit card products have been very competitive in the marketplace, they only comprised approximately 3% of the total loan and lease portfolio and have not kept pace with the growth levels experienced in the other segments of the portfolio. In addition, this segment of the portfolio has historically experienced the highest levels of charge-offs. Consequently, Management determined that it was prudent to sell its consumer credit card receivables to MBNA effective June 30, 1999. The sale freed up capital which can be redeployed in other growth initiatives, will improve the Corporation's overall credit quality and will allow Management to focus on businesses that will create more value for customers and shareholders. Under an agent bank arrangement, the Subsidiary Banks will continue to offer customers credit card products, using the CCB name, through MBNA. CCB will continue to offer business credit cards in its markets and will retain its existing portfolio of business credit card receivables.

Net Interest Income
Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $416.7 million or 6% in the 1999 period. The overall yield on earning assets decreased 31 basis points to 8.15% from 1998's 8.46% due to decreased loan and investment yields. However, overall decreases in rates earned on assets were offset by increases in volume; consequently, interest income increased $3 million. The cost of interest-bearing funds decreased by 39 basis points in the 1999 period to 4.08% due primarily to the lower rates paid for savings and time deposits, 4.01% in 1999 versus 4.40% in 1998. Decreases in interest-bearing liabilities costs due to lower interest rates paid offset increased volume to result in a $2.2 million decrease in interest costs. The net interest margin increased 1 basis point from second-quarter 1998 and on a linked-quarter basis with the first quarter of 1999, increased 8 basis points. Net interest income on a taxable equivalent basis increased $5.2 million or 6% over 1998.

With the Federal Reserves' 25 basis point increase in the federal funds rate at the end of the second quarter and its return to a "neutral bias" on interest rates, the market will return to watching for any inflationary pressure that could result in additional interest rate increases. The U.S. economy continues to grow at a robust pace with full employment, high consumer confidence and spending, rising commodity prices and record low consumer saving rates. Management anticipates continued upward pressure on interest rates during the remainder of 1999.

Provision for Loan and Lease Losses
The provision for loan and lease losses for the second quarter of 1999 was $5.7 million compared to $3.6 million in 1998. The increase was necessary to keep pace with loan growth; the reserve for loan and lease losses was equal to 1.33% of loans and leases outstanding at both June 30, 1999 and 1998. Annualized net charge-offs as a percentage of average loans were .22% in 1999 and .19% in 1998. Excluding revolving credit net charge-offs, the ratios drop to .13% and .09%, respectively. Annualized revolving credit net charge-offs during the second quarter of 1999 were 2.54% compared to 2.59% experienced in 1998.

Noninterest Income and Expense
Other income, excluding the credit card gain and investment securities transactions, increased $3 million in the second quarter of 1999 to $32.1 million. The Subsidiary Banks realized a $1.5 million increase in service charges on deposit accounts from increased deposit volumes and higher revenues from commercial services. Merchant discount increased $1.1 million from 1998 due to increased volume of business and changes in the pricing structure. Income from secondary marketing and servicing of mortgage loans dropped $1.4 million from June 1998's level due to less originations and refinances in second quarter 1999's higher interest rate environment.
                                                       Table 1

                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
               Three Months Ended June 30, 1999 and 1998
              (Taxable Equivalent Basis-In Thousands) (1)

                                                           1999
                                                         Interest   Average
                                              Average     Income/    Yield/
                                              Balance     Expense     Rate
Earning assets:                               --------   --------   --------
Loans and lease financing (2)              $  5,521,156    120,239      8.73 %
U.S. Treasury and agency obligations (3)      1,365,211     22,584      6.62
States and political subdivision
  obligations                                    75,232      1,616      8.59
Equity securities and other securities (3)       46,441        921      7.94
Federal funds sold and other short-term
  investments                                   333,415      4,110      4.94
Time deposits in other banks                     31,150        401      5.16
                                               --------   --------   --------
    Total earning assets (3)                  7,372,605    149,871      8.15
                                                          --------   --------
Non-earning assets:
Cash and due from banks                         207,916
Premises and equipment                           94,919
All other assets, net                            61,542
                                               --------
    Total assets                           $  7,736,982

Interest-bearing liabilities:
Savings and time deposits                  $  5,633,951     56,269      4.01 %
Other short-term borrowed funds                 253,345      2,683      4.25
Long-term debt                                  214,911      3,119      5.82
                                               --------   --------   --------
    Total interest-bearing liabilities        6,102,207     62,071      4.08
                                                          --------   --------
Other liabilities and shareholders'
 equity:
Demand deposits                                 845,563
Other liabilities                                97,472
Shareholders' equity                            691,740
    Total liabilities and shareholders'       --------
      equity                               $  7,736,982
                                             =========
Net interest income and net interest
   margin (4)                                           $   87,800      4.77 %
                                                         ========   =======
Interest rate spread (5)                                                4.07 %
                                                                     =======

                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, continued
               Three Months Ended June 30, 1999 and 1998
              (Taxable Equivalent Basis-In Thousands) (1)

                                                            1998
                                                          Interest   Average
                                              Average     Income/    Yield/
                                              Balance     Expense     Rate
Earning assets:                              ---------   ---------   -------
Loans and lease financing (2)              $  5,205,732     117,155      9.02 %
U.S. Treasury and agency obligations (3)      1,260,137      22,053      7.00
States and political subdivision
  obligations                                    80,882       1,776      8.79
Equity securities and other securities (3)       46,980         928      7.90
Federal funds sold and other short-term
  investments                                   325,336       4,562      5.62
Time deposits in other banks                     36,846         405      4.37
                                              ---------   ---------   -------
    Total earning assets (3)                  6,955,913     146,879      8.46
                                                          ---------   -------
Non-earning assets:
Cash and due from banks                         200,518
Premises and equipment                           87,468
All other assets, net                            54,210
                                              ---------
    Total assets                           $  7,298,109
                                             =========
Interest-bearing liabilities:
Savings and time deposits                  $  5,338,386      58,526      4.40 %
Other short-term borrowed funds                 247,858       3,021      4.89
Long-term debt                                  176,023       2,687      6.12
                                              ---------   ---------  --------
    Total interest-bearing liabilities        5,762,267      64,234      4.47
                                                          ---------  --------
Other liabilities and shareholders'
 equity:
Demand deposits                                 766,378
Other liabilities                                98,516
Shareholders' equity                            670,948
    Total liabilities and shareholders'      ---------
      equity                               $  7,298,109
                                             =========
Net interest income and net interest
   margin (4)                                                82,645      4.76 %
                                                         =========   =======
Interest rate spread (5)                                                 3.99 %
                                                                      =======

  (1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1999 and 1998.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $4,703,000 and $4,318,000 for
     1999 and 1998, respectively, are included in interest income.
  (3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
   (5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Other expenses increased in the 1999 period by $2.7 million or 5%. This is partially explained by a $2.3 million increase in personnel expense from 1998's level due to general salary increases and a larger workforce. Average assets per employee increased from $2.70 million in June 1998 to $2.75 million in June 1999. Occupancy and equipment increased $1.1 million due to growth of the Subsidiary Banks' operations and improvement in infrastructure. Other operating expenses decreased $729,000 due to declines in advertising expense, printing and office supplies and professional services.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income, excluding the credit card gain) as a percentage of average assets decreased to 1.49% for the three months ended June 30, 1999 from 1.61% for the same period in 1998. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income, excluding the credit card gain) improved from 52.54% for the three months ended June 30, 1998 to 51.18% for the same period in 1999. The improvement in these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended June 30, 1999 and 1998.

                                                1999      1998
                                                ----      ----
         Noninterest income                     1.69 %    1.62
                                                ----      ----
         Personnel expense                      1.78      1.76
         Occupancy and equipment expense         .43       .40
         Other operating expense                 .97      1.07
                                                ----      ----
         Noninterest expense                    3.18      3.23
                                                ----      ----
         Net overhead                           1.49 %    1.61
                                                ====      ====
The effective income tax rate was 36.4% in 1999 compared to 36.6% in the same period of 1998.

Results of Operations - Six Months Ended June 30, 1999 and 1998

Net income for the six months ended June 30, 1999 amounted to $85.8 million which resulted in basic earnings per share of $2.14 in 1999 compared to 1998's $59.3 million or $1.43 basic earnings per share. Included in net income is the previously discussed $19.9 million (after-tax) credit card gain. Excluding the credit card gain, basic earnings per share were $1.64 which was a $.21 or 15% increase over the 1998 six-month period. Excluding the credit card gain, returns on average assets and shareholders' equity in 1999 were 1.72% and 19.25%, respectively, compared to 1.65% and 17.66%, respectively, in the 1998 period. Computed on net income, returns on average assets and shareholders' equity in 1999 were 2.25% and 25.07%, respectively.

Net Interest Income
Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Interest-earning assets increased by $459.9 million or 7% in the 1999 period. The overall yield on earning assets decreased to 8.14% from 1998's 8.51% due to the lower interest rate environment experienced during most of the first six months of 1999. The cost of interest-bearing funds decreased by 37 basis points in the 1999 period to 4.12% from 4.49% in 1998. Despite the drop in the cost of funds, the net interest margin decreased 6 basis points from 1998. The interest rate spread remained constant at 4.02%. Net interest income on a taxable equivalent basis increased by $9 million or 6%.

Provision for Loan and Lease Losses
The provision for loan and lease losses for the first six months of 1999 was $7.5 million compared to $6.8 million in 1998. Annualized net charge-offs as a percentage of average loans were .22% in 1999 and
 .18% in 1998. Excluding revolving credit net charge-offs, the ratios drop to .12% and .08%, respectively. Annualized revolving credit net charge-offs during the first six months of 1999 were 2.78% compared to the 2.60% experienced in 1998. Credit card loans had a significantly higher net charge-off rate than other loan types and it is anticipated that net charge-offs will decline in future quarters.

Noninterest Income and Expense
Other income, excluding investment securities transactions, the previously discussed credit card gain and a $1.1 million first quarter 1999 branch sale gain, increased $9.7 million or 18% in the first six months of 1999. The increase was due primarily to a $3.7 million increase in service charges on deposit accounts from increased deposit volume. Other increases over 1998's levels included trust and custodian fees ($1.1 million) due to increased volume of trust assets managed, merchant discount ($1.7 million) and secondary marketing and servicing of mortgages ($1.1 million).

Other expenses increased in the 1999 period by $7.8 million or 7%. This is partially explained by the increase in personnel expense which increased $4.7 million from 1998's level. The increase was due to general salary increases and a larger workforce with corresponding increases in employee benefits and payroll taxes. Additional smaller increases were recognized for professional services fees, data processing and printing and office supplies.

As a result of the aforementioned changes, net overhead as a percentage of average assets, excluding the impact of the credit card gain, improved to 1.47% for the six months ended June 30, 1999 from 1.64% for the same period in 1998. The Corporation's efficiency ratio, excluding the impact of the credit card gain, improved from 51.87% for the six months ended June 30, 1998 to 50.92% for the same period in 1999. The improvement in both of these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets, excluding the credit card gain, for the six months ended June 30, 1999 and 1998.

                                                1999      1998
                                                ----      ----
         Noninterest income                     1.69 %    1.51
                                                ----      ----
         Personnel expense                      1.76      1.74
         Occupancy and equipment expense         .43       .40
         Other operating expense                 .97      1.01
                                                ----      ----
         Noninterest expense                    3.16      3.15
                                                ----      ----
         Net overhead                           1.47 %    1.64

The effective income tax rate was 35.8% in 1999 compared to 36.6% in the same period of 1998.
                                                            Table 2

                       CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
                Six Months Ended June 30, 1999 and 1998
              (Taxable Equivalent Basis-In Thousands) (1)

                                                          1999
                                                        Interest   Average
                                             Average     Income/    Yield/
                                             Balance     Expense     Rate
Earning assets:                              --------    --------  --------
Loans and lease financing (2)             $ 5,472,855     237,658      8.74 %
U.S. Treasury and agency obligations (3)    1,299,204      43,354      6.67
States and political subdivision
  obligations                                  76,764       3,319      8.65
Equity securities and other securities (3)     46,798       1,850      7.91
Federal funds sold and other short-term
  investments                                 402,670       9,733      4.87
Time deposits in other banks                   36,238         905      5.04
                                             --------    --------  --------
    Total earning assets (3)                7,334,529     296,819      8.14
                                                         --------  --------
Non-earning assets:
Cash and due from banks                       212,248
Premises and equipment                         94,379
All other assets, net                          65,486
                                             --------
    Total assets                          $ 7,706,642
                                            =========
Interest-bearing liabilities:
Savings and time deposits                 $ 5,616,170     112,505      4.04 %
Other short-term borrowed funds               249,132       5,232      4.24
Long-term debt                                215,760       6,449      6.02
                                             --------    --------  --------
    Total interest-bearing liabilities      6,081,062     124,186      4.12
                                                         --------  --------
Other liabilities and shareholders'
 equity:
Demand deposits                               837,738
Other liabilities                              97,315
Shareholders' equity                          690,527
                                             --------
    Total liabilities and shareholders'
     equity                               $ 7,706,642
                                             ========
Net interest income and net interest
   margin (4)                                         $    172,633      4.72 %
                                                          ========  ========
Interest rate spread (5)                                               4.02 %
                                                                    ========

                       CCB FINANCIAL CORPORATION
     Average Balances and Net Interest Income Analysis, continued
                Six Months Ended June 30, 1999 and 1998
              (Taxable Equivalent Basis-In Thousands) (1)

                                                            1998
                                                          Interest   Average
                                               Average     Income/   Yield/
                                               Balance     Expense    Rate
Earning assets:                               ---------   ---------  -------
Loans and lease financing (2)               $ 5,169,357     232,327     9.05 %
U.S. Treasury and agency obligations (3)      1,276,477      44,872     7.04
States and political subdivision
  obligations                                    81,025       3,563     8.80
Equity securities and other securities (3)       46,526       1,826     7.85
Federal funds sold and other short-term
  investments                                   265,830       7,439     5.64
Time deposits in other banks                     35,428         805     4.58
                                              ---------   ---------  -------
    Total earning assets (3)                  6,874,643     290,832     8.51
                                                          ---------  -------
Non-earning assets:
Cash and due from banks                         203,958
Premises and equipment                           87,076
All other assets, net                            65,972
                                              ---------
    Total assets                            $ 7,231,649
                                              =========
Interest-bearing liabilities:
Savings and time deposits                   $ 5,311,457     116,446     4.42 %
Other short-term borrowed funds                 249,628       6,070     4.91
Long-term debt                                  153,270       4,686     6.16
                                              ---------   ---------  -------
    Total interest-bearing liabilities        5,714,355     127,202     4.49
                                                          ---------  -------
Other liabilities and shareholders'
 equity:
Demand deposits                                 741,333
Other liabilities                                99,128
Shareholders' equity                            676,833
    Total liabilities and shareholders'       ---------
     equity                                 $ 7,231,649
                                              =========
Net interest income and net interest
   margin (4)                                               163,630     4.78 %
                                                          =========  =======
Interest rate spread (5)                                                4.02 %
                                                                     =======

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1999 and 1998.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $9,239,000 and $7,924,000 for 1999 and 1998, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Financial Condition

Total assets have increased $395.4 million or 5% since June 30, 1998 with the majority of the increase occurring in interest-earning assets. Average assets have increased from $7.3 billion for the quarter ended June 30, 1998 to $7.7 billion for the quarter ended June 30, 1999 and compared to $7.5 billion for the three months ended December 31, 1998.

In addition to recurring sales of all fixed-rate mortgage production, during the first quarter of 1999 the Corporation sold approximately $200 million in mortgage loans into the secondary market. Adjusting for the first quarter loan sale, average loans and leases grew 10% in the second quarter of 1999 over the year-ago quarter. Average deposits grew 6% to $6.5 billion during the second quarter of 1999 over the comparable quarter in 1998.

At June 30, 1999, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to $22.8 million or .41% of outstanding loans and lease financing and foreclosed real estate. This compares to $19.5 million or .37% at June 30, 1998. The levels of nonaccrual loans grew $1.6 million and loans 90 days past due grew $1.8 million. The reserve for loan and lease losses to risk assets was 3.19x at June 30, 1999 compared to 3.03x at December 31, 1998 and 3.56x at June 30, 1998.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 8.94% and 9.19% for the three months ended June 30, 1999 and 1998, respectively. Under a previously announced stock repurchase plan, the Corporation has repurchased and retired 612,434 shares of its common stock during 1999 and 1,391,300 shares during the year ended December 31, 1998. The average cost of the shares repurchased was $54.39 and $55.06 per share for 1999 and 1998, respectively. There are approximately 219,000 shares remaining to be repurchased under the current authorized plan. Book value per share increased from $16.27 at June 30, 1998 to $17.75 at June 30, 1999, a 9% increase.

Due to generally higher interest rates in 1999, unrealized gains on investment securities available for sale, net of applicable taxes, decreased $13.4 million from December 31, 1998. As of June 30, 1999, unrealized losses on investment securities available for sale, net of applicable taxes, totaled $81,000 compared to June 30, 1998's $11 million net unrealized gains.

On July 20, 1999, the Board of Directors of the Corporation declared a quarterly cash dividend on common stock of $.29 per share payable October 1, 1999 to shareholders of record as of September 15, 1999. The 12% dividend increase is the Corporation's 35th consecutive year of annual cash dividend increases.

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be "Tier 1" capital, principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder, "Tier 2 capital", may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general reserve for loan and lease losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum leverage capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines at June 30, 1999 as indicated below. CCB-Ga.'s capital ratios are significantly higher at June 30, 1999 due to the sale of the majority of its assets (credit card receivables) without returning excess capital to the Parent Company.

                              June 30,        Regulatory
     Ratio                  1999      1998    Minimums
     -----                  ----      ----    ----------
     Tier 1 Capital                              4.00%
          Corporation       11.94%    11.40
          CCB               11.41     11.04
          AmFed             13.83     14.44
          CCB-Ga.          175.12     16.60
     -------------------------------------------------
     Total Capital                               8.00
          Corporation       13.66     13.26
          CCB               12.59     12.22
          AmFed             15.13     15.69
          CCB-Ga.          176.57     17.89
     -------------------------------------------------
     Leverage                                    4.00
          Corporation        8.83      8.50
          CCB                8.57      8.21
          AmFed              8.96     10.11
          CCB-Ga.           23.80     12.60
     -------------------------------------------------


Year 2000 Issue

The Corporation has completed its project to assess and correct the impact of the "Year 2000 Issue" and is now in the Clean Management Phase to ensure Year 2000 compliant systems remain compliant. The Year 2000 Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. Historically, the first two digits were eliminated to save memory. Since in such systems there is no accommodation for the full four-digit year, a serious problem may occur when "00" is used to identify the Year 2000. For these systems, it is not only impossible to distinguish 2000 from 1900 but it also becomes difficult to calculate the passage of time between preceding or succeeding years and the Year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things, an inability to process customer transactions, properly accrue interest income and expense or engage in normal business activities. In addition, non-information technology ("non-IT") systems such as security alarms, elevators, telephones, etc. may be subject to a Year 2000 malfunction due to their dependence upon computer technology for proper operation. As described, the Year 2000 Issue presents a number of challenges to financial institutions' management; correction of Year 2000 Issues has been and will continue to be costly and complex for the entire industry.

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

* The awareness phase defined the Year 2000 Issue and the potential challenges associated with the date change.

* The assessment phase consisted of an evaluation of the size and complexity of ensuring that the Corporation will be ready for the Year 2000. During the assessment phase, the Corporation determined that it would be required to modify a significant portion of its software and replace certain software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999.

* During the renovation phase, system upgrades were implemented and applicable hardware was replaced. The renovation of all major software applications was completed in early September 1998. A new Year 2000-ready mainframe computer was put into production during mid-January 1999.

* The validation phase involved testing all computer systems. Even if software had been tested by the vendor and certified Year 2000-ready, the Corporation's Year 2000 project team re-tested and validated all software to ensure compatibility with the Corporation's information systems environment. Testing of mission critical systems was completed in March 1999. This consisted of performing tests on the mainframe hardware, operating system, and application software; PC and server hardware and software; data and telecommunications systems; and non-IT systems. All non-mission critical testing and replacement of non-mission critical personal computers was completed by June 1999. Further testing of hardware and software acquired or modified since initial testing was completed will be done in the remainder of 1999 as part of Clean Management.

* Finally, the implementation phase involved incorporating Year 2000-ready systems into the day-to-day operations of the Corporation. This phase was completed by June 1999. During the third quarter of 1999, the Year 2000 project team will continue to monitor Year 2000-ready tested systems and ensure Year 2000-readiness is maintained. From October 1999 through January 2000, only production critical or regulatory required programming changes will be allowed by Management. These changes will be tested for Year 2000 compliance before being put into production.

In addition to ensuring the proper operation of its systems, the Corporation is also monitoring the remediation efforts of third-party entities whose own Year 2000 disruptions would impact the Corporation's operations. The costs to assess the impact of third parties' remediation efforts are included in the Corporation's total Year 2000 project costs and estimates. The project team identified the vendors whose operations were deemed mission critical to the Corporation's operations and contacted those vendors regarding their progress in correcting their Year 2000 Issues. In addition, the project team initiated communication with its major customers to determine the extent of their Year 2000 preparedness. As most corporate customers depend on computer systems for normal operations, a disruption in their business could result in potentially significant financial difficulties. In the loan and deposit areas, major customers of $1 million or more have been identified. As of June 30, 1999, the project team had contacted substantially all major customers and evaluated the risk to the Corporation based upon the results of the customer communication. Also, the project team reviewed certain issuers of debt securities held in the investment securities portfolio as well as federal funds counter-parties. In the Trust area, the project team reviewed certain issuers of debt and equity securities held as managed investment assets. Finally, financial institutions such as the Subsidiary Banks exchange large volumes of date-sensitive data electronically between other financial institutions, clearing houses, customers and regulatory agencies. Testing and due diligence of mission critical third-party entities was completed in March 1999 and testing and due diligence of non-mission critical third parties was completed in June 1999. Based on these reviews of critical vendors, major customers and other major counter-parties, at present Management feels that there is not an inordinate amount of risk that would require the establishment of any special reserves for the Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, will not have an adverse effect on the Corporation's results of operations.

The Corporation has a contingency plan that outlines emergency response procedures that meet regulatory guidelines. The goal of the contingency plan is to facilitate the resumption of business in the event there is a disruption of critical systems necessary to operate. Contingency plans include alternative power sources, off-site processing, etc. The FFIEC's contingency planning guidelines required the completion of organizational planning guidelines and business impact analysis by March 31, 1999. The Corporation completed its organizational planning guidelines and business impact analysis in October 1998. FFIEC guidelines further require that the development and validation of the business resumption contingency plans be completed by June 30, 1999. The Corporation's contingency plans include consideration of the most reasonably likely worst-case scenario. Development and validation of the contingency plans and independent review and verification of the contingency plans by the Corporation's internal auditors were completed in February 1999.
The last contingency planning requirement, developing detailed Year
2000 rollover event plans, was completed during the second quarter of 1999.

While the Corporation's project team is monitoring the progress of the Year 2000 plan, consulting firms are also being used to keep track of the readiness program. A Year 2000 independent consulting services group is overseeing the Year 2000 Project Management Office on an on-going basis. In addition, the Corporation retained the services of another independent consulting firm to review its Year 2000 readiness plans. As the Corporation and its Subsidiary Banks are regulated by federal and state banking regulatory agencies, they are required to comply with those agencies' Year 2000 modification schedules. Federal regulatory agencies periodically review the Corporation's Year 2000 conversion efforts and the Corporation has met all Year 2000 deadlines set by the regulators.

The total cost of the Year 2000 project is currently estimated at $5.3 million, of which $2.3 million is attributable to the purchase of capitalizable software and hardware. During the first six months of 1999, the Corporation incurred $642,000 of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense during 1998 was $2.2 million and total non-capitalizable expense incurred prior to 1998 was less than $75,000. The remainder of the cost will be expensed as incurred over the next year and is not expected to have a material effect on the Corporation's results of operations.

The costs of the Year 2000 project are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed.

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

As of June 30, 1999, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from changes in interest rates.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

      Exhibit 3      Registrants' Amended and Restated Bylaws dated April
                     28, 1998.

      Exhibit 22 Report regarding matters submitted to vote of security holders.

      Exhibit 27     Financial Data Schedule as of June 30, 1999.

(b).  Reports on Form 8-K

      A Current Report on Form 8-K dated April 14, 1999 was filed under Items 5 and 7 discussing the proposed acquisition of Stone Street Bancorp, Inc.

      A Current Report on Form 8-K dated April 27, 1999 was filed under Item 5 discussing the extension and expansion of the Corporation's previously authorized stock repurchase plan.

      A Current Report on Form 8-K dated June 28, 1999 was filed under Items 5 and 7 discussing the Corporation's sale of consumer credit card receivables.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: August 11, 1999                   /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        Chairman, President and
                                        Chief Executive Officer


Date: August 11, 1999                   /s/ SHELDON M. FOX
                                        Sheldon M. Fox
                                        Executive Vice President and
                                        Chief Financial Officer


Date: August 11, 1999                   /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)