Form 10-Q
period 1999-09-30
CCB FINANCIAL CORP
filed 1999-11-12
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended September 30, 1999


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's clas ses of common stock, as of the latest practicable date.

       Common Stock, $5 Par value                    40,262,020
            (Class of Stock)      (Shares outstanding as of November 11, 1999)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      September 30, 1999, December 31, 1998 and September 30, 1998       3

   Consolidated Statements of Income
      Three and Nine Months Ended September 30, 1999 and 1998            4

   Consolidated Statements of Shareholders' Equity and
      Comprehensive Income
      Nine Months Ended September 30, 1999 and 1998                      5

   Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1999 and 1998                      6

   Notes to Consolidated Financial Statements
      As of and for the Nine Months Ended September 30, 1999
       and 1998                                                          7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk    21

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                              22

 Signatures                                                             23

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

               CCB Financial Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS

                                      (Unaudited)              (Unaudited)
                                       September     December   September
                                          30,           31,          30,
                                         1999          1998         1998
                                        (In Thousands Except Share Data)
Assets:
Cash and due from banks             $   211,508      250,922       253,470
Time deposits in other banks            122,309       59,529        53,073
Federal funds sold and other
  short-term investments                 62,357      430,000       224,595
Investment securities:
   Available for sale (amortized
      costs of $1,575,748,
      $1,262,476 and $1,252,408)      1,569,094    1,284,198     1,283,103
   Held to maturity (market values
      of $76,226, $85,277 and
      $85,955)                           73,633       80,189        80,334
Loans and lease financing (notes
   2 and 4)                           5,614,657    5,487,337     5,360,547
   Less reserve for loan and
    lease losses (notes 2 and 3)         74,168       73,182        71,543
      Net loans and lease financing   5,540,489    5,414,155     5,289,004
Premises and equipment                  104,478       92,770        91,251
Goodwill                                 23,528       26,241        27,043
Other assets (note 4)                   138,498      102,349       105,396
         Total assets               $ 7,845,894    7,740,353     7,407,269


Liabilities:
Deposits:
   Demand (noninterest-bearing)     $   848,848      854,938       820,760
   Savings and NOW accounts             786,809      863,920       728,622
   Money market accounts              1,894,099    1,784,091     1,776,916
   Jumbo time deposits                  397,793      452,808       430,970
   Consumer time deposits             2,587,291    2,504,007     2,459,721
      Total deposits                  6,514,840    6,459,764     6,216,989
Short-term borrowed funds               270,047      288,256       235,759
Long-term debt                          238,022      216,695       176,220
Other liabilities                       111,915       87,744        91,672
         Total liabilities            7,134,824    7,052,459     6,720,640

Shareholders' equity (note 5):
Serial preferred stock. Authorized
   10,000,000 shares; none issued            --           --            --
Common stock of $5 par value.
    Authorized 100,000,000 shares;
    39,589,796, 40,345,214 and
    40,598,757 shares issued            197,949      201,726       202,994
Additional paid-in capital               33,086       73,771        86,788
Retained earnings                       484,160      399,066       378,006
Accumulated other comprehensive
     income (loss)                      (4,125)       13,331        18,841
  Total shareholders' equity            711,070      687,894       686,629
         Total liabilities and
           shareholders' equity     $ 7,845,894    7,740,353     7,407,269

See accompanying notes to consolidated financial statements.


               CCB Financial Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                     Three Months
                                                  Ended September 30,
                                                   1999        1998
                                                    (In Thousands
                                                Except Per Share Data)
Interest income:
Interest and fees on loans
  and lease financing                        $   118,590     119,402
Interest and dividends on
  Investment securities:
     U.S. Treasury                                 5,779       6,546
     U.S. Government agencies
        and corporations                          17,611      12,887
     States and political subdivisions
        (primarily tax-exempt)                     1,071       1,177
     Equity and other securities                     776         801
Interest on time deposits in other banks             756         690
Interest on federal funds sold
  and other short-term investments                 1,903       4,199
          Total interest income                  146,486     145,702

Interest expense:
Deposits                                          58,157      58,938
Short-term borrowed funds                          3,140       2,952
Long-term debt                                     2,444       2,714
          Total interest expense                  63,741      64,604
Net interest income                               82,745      81,098
Provision for loan and lease
   losses (note 3)                                 3,284       4,778
Net interest income after provision
   for loan and lease losses                      79,461      76,320

Other income:
Service charges on deposit accounts               15,626      13,919
Trust and custodian fees                           2,959       2,392
Sales and insurance commissions                    3,281       2,937
Merchant discount                                  3,002       2,272
Other service charges and fees                     1,209       1,264
Secondary marketing and servicing - mortgages        532       3,463
Other operating income                             1,940       1,916
Gain on sale of credit card receivables (note 2)       -           -
Investment securities gains                            -         406
Investment securities losses                           -           -
          Total other income                      28,549      28,569

Other expenses:
Personnel expense                                 34,374      31,507
Net occupancy expense                              4,401       4,185
Equipment expense                                  4,173       3,673
Other operating expense                           17,505      19,529
          Total other expenses                    60,453      58,894

Income before income taxes                        47,557      45,995
Income taxes                                      16,012      15,632
Net income                                   $    31,545      30,363

Earnings per common share (note 5):
     Basic                                   $       .80         .75
     Diluted                                         .79         .74

Weighted average shares
   outstanding (note 5):
     Basic                                        39,677      40,598
     Diluted                                      40,032      41,083


            CCB Financial Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME, continued
                             (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                                  1999        1998
                                                (In Thousands Except
                                                   Per Share Data)
Interest income:
Interest and fees on loans
   and lease financing                       $   352,757     351,611
Interest and dividends on
   investment securities:
     U.S. Treasury                                17,538      21,179
     U.S. Government agencies
         and corporations                         46,423      40,291
     States and political subdivisions
         (primarily tax-exempt)                    3,284       3,559
     Equity and other securities                   2,335       2,344
Interest on time deposits in other banks           1,661       1,495
Interest on federal funds sold
     and other short-term investments             11,257      11,430
          Total interest income                  435,255     431,909

Interest expense:
Deposits                                         170,662     175,384
Short-term borrowed funds                          8,372       9,022
Long-term debt                                     8,893       7,400
          Total interest expense                 187,927     191,806
Net interest income                              247,328     240,103
Provision for loan and lease
    losses (note 3)                               10,771      11,564
Net interest income after provision
    for loan and lease losses                    236,557     228,539

Other income:
Service charges on deposit accounts               45,146      39,749
Trust and custodian fees                           9,118       7,455
Sales and insurance commissions                    9,453       8,511
Merchant discount                                  8,818       6,415
Other service charges and fees                     4,302       3,719
Secondary marketing and servicing - mortgages      7,834       9,696
Other operating income                             7,941       5,872
Gain on sale of credit card receivables (note 2)  32,837           -
Investment securities gains                          532       1,416
Investment securities losses                         (3)        (27)
          Total other income                     125,978      82,806

Other expenses:
Personnel expense                                101,671      94,061
Net occupancy expense                             12,792      11,831
Equipment expense                                 12,353      10,401
Other operating expense                           54,455      55,611
          Total other expenses                   181,271     171,904

Income before income taxes                       181,264     139,441
Income taxes                                      63,881      49,818
Net income                                   $   117,383      89,623

Earnings per common share (note 5):
     Basic                                   $      2.94        2.18
     Diluted                                        2.91        2.16

Weighted average shares
   outstanding (note 5):
     Basic                                        39,954      41,026
     Diluted                                      40,343      41,562

See accompanying notes to consolidated financial statements.




                 CCB Financial Corporation and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       AND COMPREHENSIVE INCOME
               Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)


                                                      Accumulated

                                   Additional           Other  Management      Total

                            Common  Paid-In  Retained  Compre-  Recognition  Shareholders'
                                                       hensive
                            Stock   Capital  Earnings  Income      Plans      Equity
                                                       (Loss)
                                                     (In Thousands)
Balance December 31, 1997,
  as originally reported    $ 103,882  143,784   419,746   13,980   (32)    681,360
Common stock issued in 1998
in two-for-one stock split    103,882     -    (103,882)     -       -           -
Balance December 31, 1997,
   as restated                207,764  143,784   315,864   13,980   (32)    681,360

Net income                       -        -       89,623     -       -       89,623
Other comprehensive income
  -Unrealized gains on
  securities, net of
  deferred tax liability
  of $3,103 and
  reclassification
  adjustment (note 1)            -        -        -        4,861    -        4,861
  Total comprehensive income                                                 94,484
Stock options exercised,
  net of shares tendered          813    1,469     (402)      -      -        1,880
Tax benefit from stock
  options exercised              -         444     -          -      -          444
Restricted stock transactions      19      281      (10)      -      -          290
Shares repurchased and
  retired                     (5,601) (59,180)     2,801      -      -     (61,980)
Earned portion of
  management recognition plans   -        -        -          -     32           32
Other transactions, net           (1)     (10)     -          -      -         (11)
Cash dividends ($.73
 per share)                      -        -     (29,870)      -      -     (29,870)

Balance September 30, 1998  $ 202,994   86,788   378,006    18,841   -     686,629


Balance December 31, 1998   $ 201,726   73,771   399,066    13,331   -     687,894

Net income                       -        -      117,383      -      -     117,383
Other comprehensive income
 -Unrealized losses on
 securities, net of
 deferred tax benefit
 of $10,919 and
 reclassification
 adjustment (note 1)             -        -        -       (17,456)   -   (17,456)
  Total comprehensive income                                                99,927
Stock options exercised,
  net of shares tendered          369    (579)     -          -       -      (210)
Restricted stock transactions       6       71     -          -       -         77
Shares repurchased and
  retired                     (4,152) (40,175)     -          -       -   (44,327)
Cash dividends ($.81 per
share)                           -         -    (32,289)      -       -   (32,289)
Other transactions, net          -         (2)     -          -       -        (2)

Balance September 30, 1999  $ 197,949   33,086   484,160    (4,125)   -    711,070

See accompanying notes to consolidated financial statements.





                CCB Financial Corporation and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                    1999          1998
                                                      (In Thousands)
Operating activities:
Net income                                      $ 117,383        89,623
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, amortization and
     accretion, net                                16,898        15,011
   Provision for loan and lease losses             10,771        11,564
   Net gain on sales of investment
     securities                                     (529)       (1,389)
   Gains on sales of mortgage loans and
     credit card receivables                       35,808          -
   Sales of loans held for sale                   458,164       411,945
   Origination of loans held for sale           (526,940)     (448,541)
   Changes in:
     Accrued interest receivable                  (6,749)         1,785
     Accrued interest payable                       (411)         (901)
     Deferred taxes                              (19,635)          -
     Other assets                                   5,240        20,006
     Other liabilities                             36,809       (7,232)
   Other operating activities, net                (5,135)      (14,600)
      Net cash provided by operating
         activities                               121,674        77,271

Investing activities:
Proceeds from:
  Maturities and issuer calls of
    investment securities held to maturity          6,621         1,267
  Sales of investment securities available
    for sale                                        5,149        36,037
  Maturities and issuer calls of investment
    securities available for sale                 490,178       422,981
  Sales of mortgage loans and credit card
    receivables                                   347,714          -
Purchases of:
  Investment securities available for sale      (813,422)     (355,028)
  Premises and equipment                         (21,268)      (13,335)
Net originations of loans and leases
  receivable                                    (462,677)     (234,667)
Net cash paid in branch dispositions             (12,200)          -
      Net cash used by investing
        activities                              (459,905)     (142,745)

Financing activities:
Net increase in deposit accounts                   67,664       232,392
Net decrease in short-term borrowed funds        (18,209)      (40,677)
Proceeds from issuance of long-term debt           75,000        76,140
Repayments of long-term debt                     (53,673)         (606)
Issuances of common stock from exercise of
     stock options, net                             (210)         1,880
Purchase and retirement of common stock          (44,327)      (61,980)
Other equity transactions, net                        (2)          (11)
Cash dividends                                   (32,289)      (29,870)
      Net cash provided (used) by
        financing activities                      (6,046)       177,268

Net increase (decrease) in cash and cash
  equivalents                                   (344,277)       111,794
Cash and cash equivalents at beginning of
  year                                            740,451       419,344
Cash and cash equivalents at end of period   $    396,174       531,138

Supplemental disclosures of cash flow
   information:
Interest paid during the period              $    188,338       192,708
Income taxes paid during the period          $     44,483        52,842

Supplemental disclosures of noncash
  investing and financing activities:
Change in market value of securities
  available for sale, net of deferred
  tax benefit of $10,919 and $(3,103),
  respectively                               $    (17,456)        4,861
Restricted stock transactions, net of
    deferred tax expense of $484 in 1998   $            77          290

See accompanying notes to consolidated financial statements.


              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
    As of and for the Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)

(1) Consolidation and Presentation

The accompanying unaudited consolidated financial statements of CCB Financial Corporation (the "Corporation") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Consolidation and Presentation - Continued

The Corporation's "other comprehensive income" for the nine months ended September 30, 1999 and 1998 and "accumulated other comprehensive income" as of September 30, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income for the nine months ended September 30, 1999 and 1998 follows (in thousands):

                                                    1999          1998
Unrealized holding gains (losses) arising
   during period, net of taxes                  $ (17,139)        5,694
Less reclassification adjustment for                   317          833
realized gains, net of taxes
Unrealized gains (losses) on securities,
   net of taxes                                 $ (17,456)        4,861

(2) Loans and Lease Financing

A summary of loans and lease financing at September 30, 1999 and 1998 follows (in thousands):

                                                 1999             1998
Commercial, financial and agricultural     $    697,724         674,518
Real estate-construction                      1,069,544         850,772
Real estate-mortgage                          3,179,806       3,096,401
Instalment loans to individuals                 548,490         486,568
Revolving credit                                 56,829         208,343
Lease financing                                  71,216          50,586
   Gross loans and lease financing            5,623,609       5,367,188
Less unearned income                              8,952           6,641
   Total loans and lease financing         $  5,614,657       5,360,547

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

Mortgage loans held for sale totaled $17,439,000 and $62,783,000 at September 30, 1999 and 1998, respectively, and are reported at the lower of cost or market. At September 30, 1999, impaired loans amounted to $14,684,000 compared to $15,766,000 at December 31, 1998 and $16,011,000 at September 30, 1998. The related reserve for loan and lease losses on these loans amounted to $2,377,000 at September 30, 1999, $2,574,000 at December 31, 1998 and $2,392,000 at September
30, 1998. During the nine months ended September 30, 1999 and 1998, loans totaling $3,785,000 and $1,973,000, respectively, were transferred to "other assets" due to loan foreclosure.


              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(3) Reserve for Loan and Lease Losses

Following is a summary of the reserve for loan and lease losses for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                         1999          1998
Balance at beginning of year                           $ 73,182       67,594
Provision charged to operations                          10,771       11,564
Decrease from sale of credit card receivables           (1,967)            -
Recoveries of loans and leases previously charged-off     2,333        1,881
Loan and lease losses charged to reserve               (10,151)      (9,496)
Balance at end of period                               $ 74,168       71,543

Net charge-offs to average loans (annualized):
   Total                                                    .19%         .20
   Excluding revolving credit                               .10          .10
Reserve for loan and lease losses to period-end
   loans and leases                                        1.32         1.33
Reserve for loan and lease losses to total risk assets     2.55x        3.28

(4) Risk Assets

Following is a summary of risk assets at September 30, 1999, December 31, 1998, and September 30, 1998 (in thousands):

                                      September 30,  December 31,  September 30,
                                          1999           1998          1998
Nonaccrual loans and lease financing     $ 22,089      16,761         16,936
Other real estate acquired through
   loan foreclosures                        2,949         791          1,152
Restructured loans and lease financing        714         739            756
Accruing loans and lease financing
   90 days or more past due                 3,285       5,889          2,987
Total risk assets                        $ 29,037      24,180         21,831











              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(5) Share and Per Share Data

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 1999 and 1998 (in thousands except for per share data):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                      1999     1998         1999    1998
Basic:
  Average common shares outstanding  39,677   40,598       39,954   41,026
  Net income                       $ 31,545   30,363    $ 117,383   89,623
  Earnings per share                  $ .80      .75       $ 2.94     2.18

Diluted:
  Average common shares outstanding  39,677   40,598       39,954   41,026
  Dilutive effect of stock options      355      485          389      536
     Total average common shares     40,032   41,083       40,343   41,562
  Net income                       $ 31,545   30,363    $ 117,383   89,623
  Earnings per share                  $ .79      .74       $ 2.91     2.16

(6) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of Management and counsel, will have no material adverse effect on the financial position of the Corporation or its subsidiaries.

(7) Subsequent Event

On October 1, 1999, the Corporation closed its merger with Stone Street Bancorp, Inc. ("Stone Street"), headquartered in Mocksville, North Carolina. Stone Street operated two branches and had $129 million in assets. In connection with the merger, the Corporation cashed out approximately 18% of the existing Stone Street common stock and issued approximately 646,000 shares and expects to repurchase approximately the same number of shares in the open market during the fourth quarter of 1999. The transaction will be accounted for as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation (the "Corporation") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively the "Subsidiary Banks") for the nine months ended September 30, 1999 and 1998. The consolidated financial statements also include the accounts and results of operations of CCB's wholly-owned subsidiaries: CCB Investment and Insurance Service Corporation ("CCBIISC"); Salem Trust Company; CCBDE, Inc.; Southland Associates, Inc. and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc. AmFed's wholly-owned subsidiaries are also included in the consolidated financial statements: American Service Corporation of S.C.; AMFEDDE, Inc.; Mortgage North; Finance South, Inc. and McBee Holdings, Inc. and its wholly-owned subsidiary, Greenville Participations, Inc. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

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

Results of Operations - Three Months Ended September 30, 1999 and 1998 Net income for the three months ended September 30, 1999 amounted to $31.5 million compared to 1998's $30.4 million. Basic income per share totaled $.80 in 1999 compared to $.75 in the third quarter of 1998. Returns on average assets and shareholders' equity in 1999 were 1.61% and 17.72%, respectively, compared to 1998's 1.65% and 18.03%.

Net Interest Income
Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Interest-earning assets increased by $422 million or 6.1% in the 1999 period. The overall yield on earning assets decreased 33 basis points to 8.11% from 1998's 8.44% due to decreased loan and investment yields. However, overall decreases in rates earned on assets were offset by increases in volume; consequently, interest income increased $2.8 million. The cost of interest-bearing funds decreased by 29 basis points in the 1999 period to 4.15% due primarily

                                                      Table 1

                        CCB FINANCIAL CORPORATION
           Average Balances and Net Interest Income Analysis
             Three Months Ended September 30, 1999 and 1998
               (Taxable Equivalent Basis-In Thousands) (1)

                                                   1999
                                                   Interest     Average
                                       Average      Income/      Yield/
                                       Balance      Expense      Rate
Earning assets:
Loans and lease financing (2)      $  5,547,737     120,459      8.63 %
U.S. Treasury and agency
  obligations (3)                     1,518,345      25,017      6.59
States and political
 subdivision obligations                 74,184       1,607      8.66
Equity and other securities (3)          46,376         922      7.95
Federal funds sold and other
  short-term investments                152,485       1,986      5.17
Time deposits in other banks             57,142         756      5.25
    Total earning assets (3)          7,396,269     150,747      8.11

Non-earning assets:
Cash and due from banks                 204,001
Premises and equipment                   97,122
All other assets, net                    79,583
    Total assets                   $  7,776,975

Interest-bearing liabilities:
Savings and time deposits          $  5,652,583       58,157      4.08 %
Short-term borrowed funds               274,587        3,140      4.54
Long-term debt                          171,466        2,444      5.66
    Total interest-bearing
      liabilities                     6,098,636       63,741      4.15

Other liabilities and
   shareholders' equity:
Demand deposits                         843,932
Other liabilities                       128,312
Shareholders' equity                    706,095
    Total liabilities and
        shareholders' equity       $  7,776,975

Net interest income and
    net interest margin (4)                         $  87,006     4.69 %

Interest rate spread (5)                                          3.96 %

                           CCB FINANCIAL CORPORATION
       Average Balances and Net Interest Income Analysis, continued
              Three Months Ended September 30, 1999 and 1998
                (Taxable Equivalent Basis-In Thousands) (1)

                                                    1998
                                                  Interest       Average
                                     Average       Income/        Yield/
                                     Balance       Expense         Rate
Earning assets:
Loans and lease financing (2)   $    5,306,203     119,453        8.95 %
U.S. Treasury and agency
   obligations (3)                   1,180,592      20,785        7.03
States and political
   subdivision obligations              80,449       1,764        8.76
Equity and other securities (3)         47,006         946        8.05
Federal funds sold and other
  short-term investments               305,420       4,321        5.61
Time deposits in other banks            54,634         691        5.01
    Total earning assets (3)         6,974,304     147,960        8.44

Non-earning assets:
Cash and due from banks                196,340
Premises and equipment                  89,928
All other assets, net                   55,651
    Total assets                $    7,316,223

Interest-bearing liabilities:
Savings and time deposits       $    5,353,499      58,938        4.37 %
Short-term borrowed funds              240,564       2,952        4.87
Long-term debt                         176,291       2,714        6.12
    Total interest-bearing
        liabilities                  5,770,354      64,604        4.44

Other liabilities and
   shareholders' equity:
Demand deposits                        785,276
Other liabilities                       92,349
Shareholders' equity                   668,244
    Total liabilities and
        shareholders' equity    $    7,316,223

Net interest income and
    net interest margin (4)                         83,356        4.76 %

Interest rate spread (5)                                          4.00 %


(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1999 and 1998.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $3,889,000 and $4,497,000 for 1999 and 1998, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.



to the lower rates paid for savings and time deposits, 4.08% in 1999 versus 4.37% in 1998. Decreases in interest-bearing liabilities costs due to lower interest rates paid offset increased volume to result in a $863,000 decrease in interest costs. The interest rate spread and net interest margin decreased 4 and 7 basis points to 3.96% and 4.69%, respectively, compared with one year ago. Net interest income on a taxable equivalent basis increased $3.7 million or 4.4% over 1998.

With the Federal Reserves' two 25 basis point increases in the federal funds rate during 1999 and its current "upward bias" on interest rates, the market will continue to watch for any inflationary pressure that could result in additional interest rate increases. The U.S. economy continues to grow at a robust pace with full employment, high consumer confidence and spending, rising commodity prices and record low consumer saving rates. Management anticipates continued upward pressure on interest rates during the remainder of 1999.

Provision for Loan and Lease Losses
The provision for loan and lease losses for the third quarter of 1999 was $3.3 million compared to $4.8 million in 1998. The reserve for loan and lease losses to loans and lease financing outstanding was 1.32% at September 30, 1999 compared to 1998's 1.33%. Annualized net charge-offs as a percentage of average loans were .14% in 1999 and
 .22% in 1998. Excluding revolving credit net charge-offs, the ratios drop to .07% and .12%, respectively. Annualized revolving credit net charge-offs during the third quarter of 1999 were 6.70% compared to 2.57% experienced in 1998. The Subsidiary Banks sold all non-delinquent consumer credit card receivables in the second quarter of 1999. During the third quarter, the majority of the delinquent credit card receivables were written-off which resulted in the higher net charge-off ratio for revolving credit.

Noninterest Income and Expense
Other income, excluding investment securities transactions, increased 1.4% in the third quarter of 1999 to $28.5 million. The Subsidiary Banks realized a $1.7 million increase in service charges on deposit accounts from increased deposit volumes and higher revenues from commercial services. Merchant discount increased $730,000 from 1998 due to increased volume of business and changes in the pricing structure. These increases were offset by a decline in income from secondary marketing and servicing of mortgage loans to $532,000 in the third quarter of 1999, from $3.5 million in the third quarter of 1998. This decline was primarily from a change in the mix of originations and fewer originations and refinances in third quarter 1999's higher interest rate environment.

Other expenses increased in the 1999 period by $1.6 million or 2.6%. This is partially explained by a $2.9 million increase in personnel expense from 1998's level due to general salary increases and a larger workforce. Average assets per employee increased from $2.67 million at September 30, 1998 to $2.76 million at September 30, 1999. Occupancy and equipment increased $716,000 due to growth of the Subsidiary Banks' operations and improvements in technology and infrastructure. Other operating expenses decreased $1.9 million due to declines in advertising expense and professional services.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.61% for the three months ended September 30, 1999 from 1.65% for the same period in 1998. The Corporation's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) improved from 52.62% for the three months ended September 30, 1998 to 52.31% for the same period in 1999. The improvement in this ratio indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended September 30, 1999 and 1998.

                                                1999      1998
          Noninterest income                     1.46 %    1.55
          Personnel expense                      1.75      1.71
          Occupancy and equipment expense         .43       .43
          Other operating expense                 .89      1.06
          Noninterest expense                    3.07      3.20
          Net overhead                           1.61 %    1.65

The effective income tax rate was 33.7% in 1999 compared to 34.0% in the same period of 1998.

Results of Operations - Nine Months Ended September 30, 1999 and 1998 In the past several years, the credit card industry has experienced rapid consolidation resulting in the evolution of large, specialized credit card companies that are able to provide superior levels of service and diverse product offerings. While the Subsidiary Banks' credit card products have been very competitive in the marketplace, they only comprised approximately 3% of the total loan and lease portfolio and have not kept pace with the growth levels experienced in the other segments of the portfolio. In addition, this segment of the portfolio has historically experienced the highest levels of charge-offs. Consequently, Management determined that it was prudent to sell its consumer credit card receivables to MBNA effective June 30, 1999. The sale freed up capital which can be redeployed in other growth initiatives, will improve the Corporation's overall credit quality and will allow Management to focus on businesses that will create more value for customers and shareholders. Under an agent bank arrangement, the Subsidiary Banks will continue to offer customers credit card products, using the CCB name, through MBNA. CCB will continue to offer business credit cards in its markets and has retained its existing portfolio of business credit card receivables.

Net income for the nine months ended September 30, 1999 amounted to $117.4 million which resulted in basic earnings per share of $2.94 in 1999 compared to 1998's $89.6 million or $2.18 basic earnings per share. Included in net income is the previously discussed $19.9 million (after-tax) credit card gain. Excluding the credit card gain, basic earnings per share were $2.44 which was a $.26 or 11.9% increase over the 1998 nine-month period. Excluding the credit card gain, returns on average assets and shareholders' equity in 1999 were 1.69% and 18.73%, respectively, compared to 1.65% and 17.78%, respectively, in the 1998 period.

Net Interest Income
Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Interest-earning assets increased by $446.9 million or 6.5% in the 1999 period. The overall yield on earning assets decreased to 8.12% from 1998's 8.48% due to the lower interest rate environment experienced during most of the first nine months of 1999. The cost of interest-bearing funds decreased by 35 basis points in the 1999 period to 4.12% from 4.47% in 1998. Despite the drop in the cost of funds, the net interest margin decreased 6 basis points from 1998 and the interest rate spread decreased 1 basis point to 4.00%. Net interest income on a taxable equivalent basis increased by $12.7 million or 5.1%.

                                                       Table 2

                       CCB FINANCIAL CORPORATION
          Average Balances and Net Interest Income Analysis
            Nine Months Ended September 30, 1999 and 1998
             (Taxable Equivalent Basis-In Thousands) (1)

                                                  1999
                                                  Interest      Average
                                       Average     Income/       Yield/
                                       Balance    Expense        Rate
Earning assets:
Loans and lease financing (2)     $  5,498,089     358,117        8.70 %
U.S. Treasury and agency
   obligations (3)                   1,373,053      68,371        6.64
States and political
subdivision obligations                 75,895       4,926        8.65
Equity and other securities (3)         46,656       2,772        7.92
Federal funds sold and other
  short-term investments               318,359      11,719        4.92
Time deposits in other banks            43,283       1,661        5.13
    Total earning assets (3)         7,355,335     447,566        8.12

Non-earning assets:
Cash and due from banks                209,469
Premises and equipment                  95,303
All other assets, net                   70,237
    Total assets                   $ 7,730,344

Interest-bearing liabilities:
Savings and time deposits          $ 5,628,440     170,662        4.05 %
Short-term borrowed funds              257,711       8,372        4.34
Long-term debt                         200,833       8,893        5.92
    Total interest-bearing
      liabilities                    6,086,984     187,927        4.12

Other liabilities and
   shareholders' equity:
Demand deposits                        839,826
Other liabilities                      107,760
Shareholders' equity                   695,774
    Total liabilities and
     shareholders' equity          $ 7,730,344


Net interest income and net
   interest margin (4)                           $  259,639        4.71 %

Interest rate spread (5)                                           4.00 %


                           CCB FINANCIAL CORPORATION
        Average Balances and Net Interest Income Analysis, continued
               Nine Months Ended September 30, 1999 and 1998
                (Taxable Equivalent Basis-In Thousands) (1)

                                               1998
                                                    Interest        Average
                                        Average      Income/         Yield/
                                        Balance      Expense          Rate
Earning assets:
Loans and lease financing (2)       $ 5,215,474      351,782          9.01 %
U.S. Treasury and agency
   obligations (3)                    1,244,164       65,656          7.03
States and political
   subdivision obligations               80,831        5,327          8.78
Equity and other securities (3)          46,688        2,772          7.92
Federal funds sold and other
  short-term investments                279,339       11,761          5.63
Time deposits in other banks             41,897        1,495          4.77
    Total earning assets (3)          6,908,393      438,793          8.48

Non-earning assets:
Cash and due from banks                 201,391
Premises and equipment                   88,037
All other assets, net                    62,329
    Total assets                    $ 7,260,150

Interest-bearing liabilities:
Savings and time deposits           $ 5,325,626      175,384          4.40 %
Short-term borrowed funds               246,574        9,022          4.89
Long-term debt                          161,028        7,400          6.13
    Total interest-bearing
      liabilities                     5,733,228      191,806          4.47

Other liabilities and
   shareholders' equity:
Demand deposits                         756,142
Other liabilities                        96,842
Shareholders' equity                    673,938
    Total liabilities and
      shareholders' equity          $ 7,260,150

Net interest income and net
   interest margin (4)                             $  246,987         4.77 %

Interest rate spread (5)                                              4.01 %

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1999 and 1998.
(2) The average loan and lease financing balances include non-accruing loans and lease financing. Loan fees of $13,128,000 and $12,421,000 for 1999 and 1998, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Provision for Loan and Lease Losses
The provision for loan and lease losses for the first nine months of 1999 was $10.8 million compared to $11.6 million in 1998. Annualized net charge-offs as a percentage of average loans were .19% in 1999 and
 .20% in 1998. Excluding revolving credit net charge-offs, the ratio drops to .10% in both 1999 and 1998. Annualized revolving credit net charge-offs during the first nine months of 1999 were 3.26% compared to the 2.59% experienced in 1998. Credit card loans had a significantly higher net charge-off rate than other loan types and it is anticipated that total net charge-offs will decline in future quarters.

Noninterest Income and Expense
Other income, excluding investment securities transactions, the previously discussed credit card gain and a $1.1 million first quarter 1999 branch sale gain, increased $10.1 million or 12.4% in the first nine months of 1999. The increase was due primarily to a $5.4 million increase in service charges on deposit accounts from increased deposit volume and pricing structure changes. Other increases over 1998's levels included trust and custodian fees ($1.7 million) due to increased volume of trust assets managed and merchant discount ($2.4 million) due to increased volume and pricing structure.

Other expenses increased in the 1999 period by $9.4 million or 5.4%. This is partially explained by the increase in personnel expense which increased $7.6 million from 1998's level. The increase was due to general salary increases and a larger workforce with corresponding increases in employee benefits and payroll taxes. Occupancy and equipment increased $2.9 million due to growth of the Subsidiary Banks' operations and improvements in technology and infrastructure.

As a result of the aforementioned changes, net overhead as a percentage of average assets, excluding the impact of the credit card gain, improved to 1.52% for the nine months ended September 30, 1999 from 1.63% for the same period in 1998. The Corporation's efficiency ratio, excluding the impact of the credit card gain, improved from 52.12% for the nine months ended September 30, 1998 to 51.37% for the same period in 1999. The improvement in both of these ratios indicates that the Corporation's revenues are increasing faster than its expenses.

The following schedule presents noninterest income and expense as a percentage of average assets, excluding the credit card gain, for the nine months ended September 30, 1999 and 1998.

                                                1999      1998
          Noninterest income                     1.61 %    1.53
          Personnel expense                      1.76      1.73
          Occupancy and equipment expense         .43       .41
          Other operating expense                 .94      1.02
          Noninterest expense                    3.13      3.16
          Net overhead                           1.52 %    1.63

The effective income tax rate was 35.2% in 1999 compared to 35.7% in the same period of 1998.





Financial Condition

Total assets have increased $438.6 million or 5.9% since September 30, 1998 with the majority of the increase occurring in interest-earning assets. Average assets have increased from $7.3 billion for the quarter ended September 30, 1998 to $7.8 billion for the quarter ended September 30, 1999 and compared to $7.5 billion for the three months ended December 31, 1998.

In addition to recurring sales of mortgage production, during the first quarter of 1999 the Corporation sold approximately $200 million in seasoned mortgage loans into the secondary market. Adjusting for the first quarter loan sale and the sale of credit card receivables in the second quarter of 1999, average loans and leases grew 12% in the third quarter of 1999 over the year-ago quarter. Average deposits grew 5.8% to $6.5 billion during the third quarter of 1999 over the comparable quarter in 1998.

At September 30, 1999, risk assets (consisting of nonaccrual loans and lease financing, foreclosed real estate, restructured loans and lease financing and accruing loans 90 days or more past due) amounted to $29 million or .51% of outstanding loans and lease financing and foreclosed real estate. This compares to $21.8 million or .41% at September 30, 1998. The reserve for loan and lease losses to risk assets was 2.55x at September 30, 1999 compared to 3.03x at December 31, 1998 and 3.28x at September 30, 1998. The decrease in reserve coverage resulted from an increase in nonperforming assets of $7 million in the third quarter of 1999 over the comparable quarter in 1998. The majority of this increase resulted from two unrelated loans, both of which are secured by commercial real estate. Management expects to receive all principal and the majority of interest payments on both loans over a reasonable period of time.

The Corporation's capital position has historically been strong as evidenced by the Corporation's ratio of average shareholders' equity to average total assets of 9.00% and 9.28% for the nine months ended September 30, 1999 and 1998, respectively. Under a previously announced stock repurchase plan, the Corporation has repurchased and retired 830,319 shares of its common stock during 1999 and 1,391,300 shares during the year ended December 31, 1998. The average cost of the shares repurchased was $53.39 and $55.06 per share for 1999 and 1998, respectively. Approximately 656,000 shares remain to be repurchased under the current authorized plan. Book value per share increased from $16.91 at September 30, 1998 to $17.96 at September 30, 1999, a 6.2% increase.

Due to generally higher interest rates in 1999, unrealized gains on investment securities available for sale, net of applicable taxes, decreased $17.5 million from December 31, 1998. The available for sale portfolio is comprised of U.S. Government and Agency securities and mortgage-backed securities. As of September 30, 1999, unrealized losses on investment securities available for sale, net of applicable taxes, totaled $4.1 million compared to September 30, 1998's $18.8 million net unrealized gains.

On October 19, 1999, the Board of Directors of the Corporation declared a quarterly cash dividend on common stock of $.29 per share payable January 3, 2000 to shareholders of record as of December 15, 1999. The Corporation has increased its annual cash dividend for 35 consecutive years.

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

The Corporation and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines at September 30, 1999 as indicated below. CCB-Ga.'s capital ratios are significantly higher at September 30, 1999 due to the sale of the majority of its assets (credit card receivables) without returning excess capital to the Parent Company. It is anticipated that CCB-Ga. will be dissolved during the fourth quarter of 1999.

                             September 30,         Regulatory
     Ratio                  1999      1998          Minimums

     Tier 1 Capital                                   4.00%
          Corporation       11.76%    11.45
          CCB               11.25     10.82
          AmFed             14.03     14.86
          CCB-Ga.          169.70     18.11
     Total Capital                                    8.00
          Corporation       13.46     13.30
          CCB               12.42     12.01
          AmFed             15.31     16.17
          CCB-Ga.          171.13     19.40
     Leverage                                         4.00
          Corporation        8.91      8.74
          CCB                8.72      8.27
          AmFed              9.27     10.43
          CCB-Ga.           56.17     13.51


Year 2000 Issue

The Corporation has completed its project to assess and correct the impact of the "Year 2000 Issue" and is now operating under Clean Management procedures to ensure Year 2000 compliant systems remain compliant. The Year 2000 Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year. Historically, the first two digits were eliminated to save memory. Since in such systems there is no accommodation for the full four-digit year, a serious problem may occur when "00" is used to identify the Year 2000. For these systems, it is not only impossible to distinguish 2000 from 1900 but it also becomes difficult to calculate the passage of time between preceding or succeeding years and the Year 2000. This error could result in system failure or miscalculations causing disruption of operations, including, among other things, an inability to process customer transactions, properly accrue interest income and expense or engage in normal business activities. In addition, non-information technology ("non-IT") systems such as security alarms, elevators, telephones, etc. may be subject to a Year 2000 malfunction due to their dependence upon computer technology for proper operation. As described, the Year 2000 Issue presents a number of challenges to financial institutions' management; correction of Year 2000 Issues has been and will continue to be costly and complex for the entire industry.

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

- The awareness phase defined the Year 2000 Issue and the potential challenges associated with the date change.

- The assessment phase consisted of an evaluation of the size and complexity of ensuring that the Corporation will be ready for the Year 2000. During the assessment phase, the Corporation determined that it would be required to modify a significant portion of its software and replace certain software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999.

- During the renovation phase, system upgrades were implemented and applicable hardware was replaced. The renovation of all major software applications was completed in early September 1998. A new Year 2000-ready mainframe computer was put into production during mid-January 1999.

- The validation phase involved testing all computer systems. Even if software had been tested by the vendor and certified Year 2000-ready, the Corporation's Year 2000 project team re-tested and validated all software to ensure compatibility with the Corporation's information systems environment. Testing of mission critical systems was completed in March 1999. This consisted of performing tests on the mainframe hardware, operating system, and application software; PC and server hardware and software; data and telecommunications systems; and non-IT systems. All non-mission critical system testing and replacement of non-mission critical personal computers was completed by June 1999. Further testing of hardware and software acquired or modified since initial testing was completed will be done in the remainder of 1999 as part of Clean Management.

- Finally, the implementation phase involved incorporating Year 2000-ready systems into the day-to-day operations of the Corporation. This phase was completed by June 1999. During the fourth quarter of 1999, the Year 2000 project team will continue to monitor Year 2000-ready tested systems and ensure Year 2000-readiness is maintained. From October 1999 through January 2000, only critical or regulatory required programming changes will be allowed by Management. These changes will be tested for Year 2000 compliance before being put into production in accordance with Clean Management policies.

In addition to ensuring the proper operation of its systems, the Corporation is also monitoring the remediation efforts of third-party entities whose own Year 2000 disruptions would impact the Corporation's operations. The costs to assess the impact of third parties' remediation efforts are included in the Corporation's total Year 2000 project costs and estimates. The project team identified the vendors whose operations were deemed mission critical to the Corporation's operations and contacted those vendors regarding their progress in correcting their Year 2000 Issues. In addition, the project team initiated communication with the Corporation's major customers to determine the extent of their Year 2000 preparedness. As most corporate customers depend on computer systems for normal operations, a disruption in their business could result in potentially significant financial difficulties. In the loan and deposit areas, major customers of $1 million or more were identified and evaluated for risk to the Corporation. Also, the project team reviewed certain issuers of debt securities held in the investment securities portfolio as well as federal funds counter-parties. In the Trust area, the project team reviewed certain issuers of debt and equity securities held as managed investment assets. Finally, financial institutions such as the Subsidiary Banks exchange large volumes of date-sensitive data electronically between other financial institutions, clearing houses, customers and regulatory agencies. Testing and due diligence of mission critical third-party entities was completed in March 1999 and testing and due diligence of non-mission critical third parties was completed in June 1999. Based on these reviews of critical vendors, major customers and other major counter-parties, at present Management feels that there is not an inordinate amount of risk that would require the establishment of any special reserves for the Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems, will not have an adverse effect on the Corporation's financial condition and results of operations.

The Corporation has a contingency plan that outlines emergency response procedures that meet regulatory guidelines. The goal of the contingency plan is to facilitate the resumption of business in the event there is a disruption of critical systems necessary to operate. Contingency plans include alternative power sources, off-site processing, etc. The FFIEC's contingency planning guidelines required the completion of organizational planning guidelines and business impact analysis by March 31, 1999. The Corporation completed its organizational planning guidelines and business impact analysis in October 1998. FFIEC guidelines further required that the development and validation of the business resumption contingency plans be completed by June 30, 1999. The Corporation's contingency plans include consideration of the most reasonably likely worst-case scenario. Development and validation of the contingency plans and independent review and verification of the contingency plans by the Corporation's internal auditors were completed in February 1999. The last contingency planning requirement, developing detailed Year 2000 rollover event plans, was completed during the second quarter of 1999.

While the Corporation's project team was monitoring the progress of the Year 2000 plan, consulting firms were also being used to keep track of the readiness program. A Year 2000 independent consulting services group was overseeing the Year 2000 Project Management Office on an on-going basis. In addition, the Corporation retained the services of another independent consulting firm to review its Year 2000 readiness plans. As the Corporation and its Subsidiary Banks are regulated by federal and state banking regulatory agencies, they are required to comply with those agencies' Year 2000 modification schedules. Federal regulatory agencies periodically reviewed the Corporation's Year 2000 conversion efforts and the Corporation met all Year 2000 deadlines set by the regulators.

The total cost of the Year 2000 project is currently estimated at $5.6 million, of which $2.3 million is attributable to the purchase of capitalizable software and hardware. Since the second quarter of 1999, estimated costs for the Year 2000 project have increased by $300,000. The majority of the increase was due to additional marketing materials for customer awareness. During the first nine months of 1999, the Corporation incurred $886,000 of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense during 1998 was $2.2 million and total non-capitalizable expense incurred prior to 1998 was less than $75,000. The remainder of the cost will be expensed as incurred through 1999 and is not expected to have a material effect on the Corporation's results of operations.

The costs of the Year 2000 project are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed.

Management presently believes that with its modifications to existing software and conversions to new software and hardware and the successful completion of third-party remediation efforts, the Year 2000 Issue will be mitigated. However, despite the Corporation's best efforts, disruptions in operations could occur and could have a material adverse impact on the Corporation's financial condition and results of operations.

Stone Street Bancorp Acquisition

On October 1, 1999, the Corporation closed its merger with Stone Street, headquartered in Mocksville, North Carolina. Stone Street operated two branches and had $129 million in assets. In connection with the merger, the Corporation cashed out approximately 18% of the existing Stone Street common stock and issued approximately 646,000 shares and expects to repurchase approximately the same number of shares in the open market during the fourth quarter of 1999. The transaction will be accounted for as a purchase.

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

As of September 30, 1999, Management believes that there have been no significant changes in market risk as disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Management believes that it is accomplishing its objective to avoid material negative changes in net income resulting from changes in interest rates.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

       Exhibit 27   Financial Data Schedule as of September 30, 1999.

(b).  Reports on Form 8-K

       No reports on Form 8-K were filed in the third quarter.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: November 12, 1999                 /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        Chairman, President and
                                        Chief Executive Officer


Date: November 12, 1999                 /s/ SHELDON M. FOX
                                        Sheldon M. Fox
                                        Executive Vice President and
                                        Chief Financial Officer


Date: November 12, 1999                 /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)