Form 10-K
period 1999-12-31
CCB FINANCIAL CORP
filed 2000-03-17
CIK 714612

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


For the fiscal year ended December 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from ---------------------- to ----------------------


Commission File Number: 0-12358



                            CCB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



                         North Carolina                               56-1347849
------------------------------------------------------   ------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 2000 was $1,391,459,534. On March 6, 2000, there were 39,430,660 outstanding shares of the Registrant's $5.00 par value Common Stock.


                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 18, 2000 are incorporated in Part III of this report.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CROSS REFERENCE INDEX



                                                                                                       Page
                                                                                                      -----
  Part I.
             Item 1.    Business ....................................................................   3
                        Description .................................................................   3
                        Average Balance Sheets ......................................................  12
                        Net Interest Income Analysis -- Taxable Equivalent Basis ....................  12
                        Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis ....  13
                        Investment Securities Portfolio .............................................  20
                        Investment Securities -- Maturity/Yield Schedule ............................  20
                        Types of Loans ..............................................................  18
                        Maturities and Sensitivities of Loans to Changes in Interest Rates ..........  19
                        Nonperforming and Risk Assets ...............................................  23
                        Loan Loss Experience ........................................................  24
                        Average Deposits ............................................................  21
                        Maturity Distribution of Large Denomination Time Deposits ...................  26
                        Return on Equity and Assets .................................................  22
                        Short-Term Borrowings .......................................................  41
             Item 2.    Properties ..................................................................   6
             Item 3.    Legal Proceedings ...........................................................   6
             Item 4.    Submission of Matters to a Vote of Security Holders .........................   6
  Part II.
             Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters ....   7
             Item 6.    Selected Financial Data .....................................................   7
             Item 7.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ...................................................  10
             Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..................  28
             Item 8.    Financial Statements and Supplementary Data .................................  29
             Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................................  56
  Part III.
             Item 10.   Directors and Executive Officers of the Registrant ..........................  56
             Item 11.   Executive Compensation ......................................................  56
             Item 12.   Security Ownership of Certain Beneficial Owners and Management ..............  56
             Item 13.   Certain Relationships and Related Transactions ..............................  56
  Part IV.
             Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .............  56

                                     PART I.

Item 1. BUSINESS


REGISTRANT

     CCB Financial Corporation ("CCB" which also may be referred to as "we", "us" or "our") is a registered bank holding company headquartered in Durham, North Carolina whose principal business is providing banking and other financial services through its banking subsidiaries. CCB is the parent holding company of Central Carolina Bank and Trust Company ("CCB Bank"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively referred to as the "Subsidiary Banks"). The principal assets of CCB are all of the outstanding shares of common stock of the Subsidiary Banks and CCB's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 1999, CCB had consolidated assets of approximately $8.2 billion and was the seventh largest banking organization headquartered in North Carolina.


SUBSIDIARY BANKS

     CCB Bank is chartered under the laws of the state of North Carolina to engage in general banking business. CCB Bank offers commercial and retail banking, savings and trust services through 168 offices located in 64 cities and towns in North Carolina. In addition, it offers trust services through North Carolina offices as well as an office located in Virginia and through a subsidiary headquartered in Florida. CCB Bank had approximately $7 billion in assets at December 31, 1999 and was the seventh largest bank in North Carolina. CCB Bank provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services.

     AmFed is a federally chartered savings bank located in Greenville, South Carolina. AmFed offers commercial and retail banking through 39 offices located in 23 cities and towns in South Carolina. Trust services are currently offered through two trust offices. AmFed had approximately $1.3 billion in assets at December 31, 1999. AmFed provides a full range of financial services including accepting deposits; making secured and unsecured loans; renting safe deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. Management anticipates merging the operations of AmFed into CCB Bank during the second quarter of 2000, subject to regulatory approval.

     CCB-Ga. was formed as a Georgia-chartered special purpose credit card bank. During 1999, its credit card receivables were sold. As of December 31, 1999, CCB-Ga. is in the process of being dissolved.


NON-BANK SUBSIDIARIES

     CCB Bank has six wholly-owned non-bank subsidiaries: CCBDE, Inc., CCB Investment and Insurance Service Corporation ("CCBI"), Salem Trust Company, Salem Advisors, Inc., Corcoran Holdings, Inc ("Corcoran") and Southland Associates, Inc. CCBDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. CCBI provides full brokerage services through an independent discount brokerage firm and sells annuity and mutual fund products. Salem Trust Company, formed upon CCB Bank's acquisition of certain trust operations from the former Barnett Bank, provides institutional trust services in Florida. Salem Advisors, Inc. was formed in the fourth quarter of 1999 as an investment advisory company. Corcoran is a holding company and sole owner of a real estate investment trust formed in 1998, Watts Properties, Inc. Southland Associates, Inc. previously engaged in real estate development and is not an active corporation as of December 31, 1999.

     AmFed has five wholly-owned non-bank subsidiaries: AMFEDDE, Inc., American Service Corporation of S.C. ("ASC"), McBee Holdings, Inc. ("McBee"), Finance South, Inc. ("Finance South") and Mortgage North. AMFEDDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. ASC sells insurance, annuity and mutual fund products as well as providing full brokerage services through an independent discount brokerage firm. McBee is a holding company and sole owner of a loan participation company formed in 1998, Greenville Participations, Inc. Finance South and Mortgage North are both in the process of winding-down operations.


COMPETITION

     Vigorous competition exists in all major areas where CCB is presently engaged in business. Its Subsidiary Banks compete not only with other major commercial banks but also with other diversified financial institutions such as thrift institutions, money market and other mutual funds, securities firms, mortgage companies, leasing companies, finance companies and a variety of financial services and advisory companies. Additionally, competition is not limited geographically as an increased variety of financial services are being offered on the Internet. Competitor financial institutions larger than CCB may be able to offer services and products that are not cost-efficient for the Subsidiary Banks to offer. In addition, the competing financial institutions have access to greater financial resources that allow higher lending limits than the Subsidiary Banks.

     In the fourth quarter of 1999, the President signed into law the Gramm-Leach-Bliley Act. This Act, also known as the Financial Services Modernization Act, contains provisions that repeal Depression-era laws that attempted to separate banks, securities firms and insurance companies. These provisions may affect how CCB does business and the nature of the competition that it faces. Under the Act, banks, securities firms or insurance companies may affiliate under the umbrella of a financial holding company. A bank holding company that wishes to become a financial holding company must satisfy a number of conditions, including the requirements that all of its insured depository institution subsidiaries are well-capitalized, well-managed and have at least a "Satisfactory" CRA rating. Additionally, a financial holding company may not commence a new financial activity or acquire control of a company engaged in such activities without satisfying this CRA requirement. As a result of the Act, CCB may face increased competition from more entities and from entities that may have significantly larger financial resources. CCB has not made any decisions as to whether to expand its existing insurance and securities brokerage operations. The Act does not significantly alter the regulatory environment under which CCB now operates. The Federal Reserve and the North Carolina Commissioner of Banks will remain CCB's regulators. The nature of the activities that CCB may conduct remain, in the first instance, a matter of North Carolina law. CCB's insurance and securities activities are currently subject to regulation by the North Carolina insurance commissioner and the SEC, respectively, and the Act does not change this system.

     The Act also contains several provisions concerning customer privacy. The extent of CCB's obligations in this regard will not be known until the Federal Reserve and the other federal banking agencies issue final rules applicable to banks. At the time of the establishment of a customer relationship and no less than annually thereafter, CCB will be required to disclose its privacy policy. In addition, if CCB provides nonpublic personal information about customers to third parties for use in the marketing of third party products, it must first disclose this fact to its customers and provide them an opportunity to opt-out of the arrangement. The Act does not limit the sharing of information among affiliates within the CCB corporate structure. However, federal legislation expanding the law to cover inter-affiliate sharing could be enacted in the future. State laws with stronger financial privacy protections will be enforceable rather than the federal law.


INTERSTATE BANKING AND BRANCHING

     Federal law permits bank holding companies to acquire control of the assets of banks in any state (the "Interstate Banking Law"). Acquisitions are subject to anti-trust provisions that cap at 10% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

     Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank to merge with a bank located in a different state. A state may prohibit interstate branching by enacting legislation to "opt out" of the Interstate Banking Law. The Interstate Banking Law also permits banks to open new branches or acquire existing branches of banks located in other states that specifically permit that form of interstate branching. North Carolina adopted statutes which, subject to conditions contained therein, specifically allow out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.


SUPERVISION AND REGULATION

     The business and operations of CCB and its Subsidiary Banks are subject to extensive federal and state governmental regulation and supervision. This discussion is qualified in its entirety by reference to applicable statutory and regulatory provisions and is not intended to be an exhaustive description of the status of regulations applicable to CCB and the Subsidiary Banks' business. Supervision, regulation and examination of CCB and the Subsidiary Banks and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than CCB's shareholders. Any change in applicable laws or regulations may have a material effect on CCB's business.


Bank Holding Company Regulation

     CCB is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to supervision and examination by and the regulations and reporting requirements of the Federal Reserve. CCB is a legal entity separate and distinct from the Subsidiary Banks and its other subsidiaries.

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

     There are also various legal restrictions on the extent to which CCB and its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries under Section 23A of the Federal Reserve Act. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of CCB or such nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus, as to CCB and all such nonbank subsidiaries in the aggregate, to 20% of such lending bank's capital stock and surplus.

     As a result of its ownership of a North Carolina-chartered commercial bank, CCB also is registered with and subject to regulation by the North Carolina Commissioner of Banks (the "Commissioner") under the state's bank holding company laws.


Subsidiary Banks Regulation

     CCB Bank is a North Carolina commercial bank and is subject to supervision and examination by and regulations and reporting requirements of the Commissioner and the FDIC. CCB Bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured by the FDIC. AmFed is a federally-chartered savings bank subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS"), as its chartering agency, and by the FDIC, as its deposit insurer. AmFed is also a member of the FHLB system.

     The federal banking agencies have broad enforcement powers over depository institutions, including the power to terminate deposit insurance, to impose substantial fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met. Almost every aspect of the operations and financial condition of the Subsidiary Banks are subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law. These include requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments and provision of services.


Insurance Assessments

     CCB Bank and AmFed are subject to insurance assessments imposed by the FDIC. Approximately two-thirds of CCB Bank's deposits are insured through the FDIC's Bank Insurance Fund (the "BIF") and the remainder are insured by the Savings Association Insurance Fund ("SAIF") due to deposits acquired through the acquisition of thrift institutions in prior years which remain insured by the SAIF. The actual assessment to be paid by each insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized" or "under capitalized", as such terms have been defined in applicable federal regulations, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC is refining its risk assessment process to better and more promptly reflect changes in insured institutions' risk. Both CCB Bank and AmFed have the highest rating in regards to the FDIC insurance assessment and, accordingly, pay the lowest deposit insurance premium.


Fiscal and Monetary Policy

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of its earnings. Thus, the earnings and growth of CCB and its Subsidiary Banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on CCB and its subsidiaries cannot be predicted.


YEAR 2000 ISSUE

     The Year 2000 Issue presented a number of challenges to financial institutions' management in terms of both personnel and monetary resources, the pervasiveness of computer-oriented processes and the complexity of modern-day banking operations. Due to the comprehensive strategic plan CCB developed to identify and remediate potential Year 2000 Issues well in advance of the millennium change-over, CCB to date has not experienced any problems related to the Year 2000 Issue. See "Year 2000 Issue" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the financial impact of the Year 2000 Issue on CCB's operations.


EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers of CCB are elected or appointed by the board of directors to hold their offices at the pleasure of the board. At February 28, 2000, the executive officers of CCB were as follows:



                                     Age at
Name                           December 31, 1999
----------------------------- -------------------
Ernest C. Roessler                    58
Eugene J. McDonald                    67
David B. Jordan                       63
William L. Abercrombie, Jr.           52
J. Scott Edwards                      53
Richard L. Furr                       50
Sheldon M. Fox                        39



                                                                                                Has Served as
                                                                                                an Executive
                                                                                               Officer of the
Name                          Position                                                        Corporation Since
----------------------------- -------------------------------------------------------------- ------------------
Ernest C. Roessler            Chairman of the Board, President and Chief Executive Officer          1988
Eugene J. McDonald            Executive Vice Chairman of the Board                                  1998
David B. Jordan               Vice Chairman of the Board                                            1995
William L. Abercrombie, Jr.   Vice Chairman of the Board                                            1997 (1)
J. Scott Edwards              Senior Executive Vice President                                       1988
Richard L. Furr               Senior Executive Vice President                                       1988
Sheldon M. Fox                Executive Vice President and Chief Financial Officer                  1998 (2)

(1) Prior to August 1997, Mr. Abercrombie served as Chairman, President and Chief Executive Officer of American Federal Bank, FSB which was acquired by CCB on August 1, 1997. He continues to serve in those capacities.
(2) Prior to October 1998, Mr. Fox was a Partner with KPMG LLP.



EMPLOYEE RELATIONS

     As of December 31, 1999, CCB and its Subsidiary Banks employed 2,831 full-time equivalent employees. CCB and its Subsidiary Banks are not parties to any collective bargaining agreements and employee relations are considered to be good.


Item 2. PROPERTIES

     CCB's principal executive offices are located at 111 Corcoran Street, Durham, North Carolina in a 17-story office building constructed in 1937. This office building is owned in fee simple by CCB Bank and also serves as the home office of CCB. A majority of the administrative functions are located therein. CCB's Customer Service Center is a one-story leased building also located in Durham, North Carolina that has been occupied since 1990. The Subsidiary Banks operate 207 banking offices, approximately 90 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices.


Item 3. LEGAL PROCEEDINGS

     See Note 14 to the Consolidated Financial Statements for a discussion of legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has been no submission of matters to a vote of shareholders during the quarter ended December 31, 1999.

                                    PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for CCB's stock prices and dividends paid during 1999 and 1998 and discussion of other shareholder matters. Such prices and dividends have been adjusted to reflect a two-for-one stock split effected in the form of a 100 percent common stock dividend paid on October 1, 1998 to shareholders of record on September 15, 1998. On February 1, 2000, a dividend of $.29 per share was declared for payment on April 3, 2000 to shareholders of record as of March 15, 2000.

     Each outstanding share of CCB's common stock has attached to it one right (a "Right") issued pursuant to an Amended and Restated Rights Agreement (the "Rights Agreement") as discussed in Note 11 to the Consolidated Financial Statements. The Rights will not prevent a takeover of CCB. However, the Rights may cause substantial dilution to a person or group that acquires 15 percent or more (or 10% or more in certain circumstances) of CCB's common stock unless the Rights are redeemed prior to such acquisition or terminated by the Board of Directors. Nevertheless, the Rights should not interfere with a transaction that is in the best interests of CCB and its shareholders because the Rights can be redeemed or terminated, as described in Note 11 to the Consolidated Financial Statements, before the consummation of such transaction.

     The complete terms of the Rights are set forth in the Rights Agreement and CCB's Amended and Restated Articles of Incorporation, as amended. The description of the Rights and the Rights Agreement is qualified in its entirety by reference to such documents. A copy of the Rights Agreement can be obtained upon written request to W. Harold Parker, Jr., Senior Vice President and Controller, CCB Financial Corporation, P.O. Box 931, Durham, North Carolina 27702.


Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with CCB's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. CCB's 1999 acquisition of Stone Street Bancorp consummated on October 1, 1999 was accounted for as a purchase and accordingly, results of operations of Stone Street Bancorp are included in the consolidated results of operations from the date of purchase. Prior year amounts have been restated to reflect the 1997 mergers with AmFed and Salem Trust Bank and the 1995 merger with Security Capital Bancorp ("Security Capital") all of which were accounted for as poolings-of-interests.

                  Six Year Summary of Selected Financial Data
                      (In Thousands Except Per Share Data)



                                                                           Years Ended December 31
                                                    ----------------------------------------------------------------------
                                                         1999           1998          1997          1996         1995
                                                    -------------- ------------- ------------- ------------- -------------
SUMMARY OF OPERATIONS
Interest income                                       $  589,599       577,426       550,463       512,575      492,409
---------------------------------------------------
Interest expense                                         257,547       254,562       250,099       237,572      234,880
---------------------------------------------------   ----------       -------       -------       -------      -------
Net interest income                                      332,052       322,864       300,364       275,003      257,529
---------------------------------------------------
Provision for loan losses                                 14,296        15,884        16,376        17,361      11,007
---------------------------------------------------   ----------       -------       -------       -------      -------
Net interest income after provision                      317,756       306,980       283,988       257,642      246,522
---------------------------------------------------
Other income (1)                                         124,239       110,903        92,919        84,767       67,001
---------------------------------------------------
Gain on sale of credit card receivables                   32,837            --            --            --           --
---------------------------------------------------
Net investment securities gains (losses)                   1,378         2,178           480        (2,161)        (816)
---------------------------------------------------
Other expenses (2)                                       244,036       230,217       226,198       209,833      198,207
---------------------------------------------------   ----------       -------       -------       -------      -------
Income before income taxes and extraordinary item        232,174       189,844       151,189       130,415      114,500
---------------------------------------------------
Income taxes (3)                                          81,351        68,632        55,765        43,589       37,356
---------------------------------------------------   ----------       -------       -------       -------      -------
Income before extraordinary item                         150,823       121,212        95,424        86,826       77,144
---------------------------------------------------
Extraordinary item (4)                                        --            --            --            --       (1,709)
---------------------------------------------------   ----------       -------       -------       -------      -------
Net income                                            $  150,823       121,212        95,424        86,826       75,435
=======================================================================================================================
PER SHARE (5)
Income before extraordinary item:
 Basic                                                $     3.77          2.96          2.31          2.11         1.90
---------------------------------------------------
 Diluted                                                    3.74          2.93          2.28          2.08         1.85
---------------------------------------------------
Net income:
 Basic                                                      3.77          2.96          2.31          2.11         1.86
---------------------------------------------------
 Diluted                                                    3.74          2.93          2.28          2.08         1.81
---------------------------------------------------
Cash dividends                                              1.10           .99           .89           .80          .72
---------------------------------------------------
Book value                                                 18.19         17.05         16.40         14.82        13.66
---------------------------------------------------
Average shares outstanding:
 Basic                                                    39,944        40,898        41,438        41,107       40,589
---------------------------------------------------
 Diluted                                                  40,315        41,409        41,947        41,815       41,800
---------------------------------------------------

AVERAGE BALANCES
Assets                                                $7,823,864     7,332,506     6,943,989     6,570,573    6,218,290
---------------------------------------------------
Loans                                                  5,587,527     5,276,042     4,877,187     4,464,026    4,113,207
---------------------------------------------------
Earning assets                                         7,432,544     6,977,550     6,594,704     6,216,419    5,850,981
---------------------------------------------------
Deposits                                               6,519,029     6,141,074     5,800,128     5,449,912    5,153,952
---------------------------------------------------
Interest-bearing liabilities                           6,161,472     5,780,005     5,495,194     5,242,467    5,047,523
---------------------------------------------------
Shareholders' equity                                     704,841       678,264       638,988       574,759      511,031
---------------------------------------------------

SELECTED PERIOD END BALANCES
Assets                                                $8,186,298     7,740,353     7,138,528     6,880,205    6,589,762
---------------------------------------------------
Loans                                                  5,954,184     5,487,337     5,093,569     4,745,663    4,267,175
---------------------------------------------------
Reserve for loan losses                                   77,266        73,182        67,594        61,257       55,114
---------------------------------------------------
Deposits                                               6,717,025     6,459,764     5,984,597     5,741,454    5,421,376
---------------------------------------------------
Shareholders' equity                                     719,961       687,894       681,360       611,449      556,917
---------------------------------------------------

RATIOS
Income before extraordinary item to:
 Average assets                                             1.93%          1.65          1.37         1.32         1.24
---------------------------------------------------
 Average shareholders' equity                             21.40           17.87         14.93        15.11        15.10
---------------------------------------------------
Net income to:
 Average assets                                            1.93            1.65          1.37         1.32         1.21
---------------------------------------------------
 Average shareholders' equity                             21.40           17.87         14.93        15.11        14.76
---------------------------------------------------
Net interest margin, taxable equivalent                    4.69            4.76          4.70         4.56         4.56
---------------------------------------------------
Net loan losses to average loans                            .16             .20           .21          .25          .17
---------------------------------------------------
Dividend payout ratio                                     29.18           33.45         38.53        37.91        38.71
---------------------------------------------------
Average equity to average assets                           9.01            9.25          9.20         8.75         8.22
---------------------------------------------------




                                                    Years Ended
                                                    December 31
                                                    -----------    Growth
                                                        1994       Rate %
                                                    ------------ ----------
SUMMARY OF OPERATIONS
Interest income                                        401,588        8.0
---------------------------------------------------
Interest expense                                       168,483        8.9
---------------------------------------------------    --------
Net interest income                                    233,105        7.3
---------------------------------------------------
Provision for loan losses                               10,761        5.8
---------------------------------------------------    --------
Net interest income after provision                    222,344        7.4
---------------------------------------------------
Other income (1)                                        58,128       16.4
---------------------------------------------------
Gain on sale of credit card receivables                     --        --
---------------------------------------------------
Net investment securities gains (losses)                   357        --
---------------------------------------------------
Other expenses (2)                                     180,963        6.2
---------------------------------------------------    --------
Income before income taxes and extraordinary item       99,866       18.4
---------------------------------------------------
Income taxes (3)                                        38,421       16.2
---------------------------------------------------    --------
Income before extraordinary item                        61,445       19.7
---------------------------------------------------
Extraordinary item (4)                                      --        --
---------------------------------------------------    --------
Net income                                              61,445       19.7
===========================================================================

PER SHARE (5)
Income before extraordinary item:
 Basic                                                     1.50      20.2
---------------------------------------------------
 Diluted                                                   1.47      20.5
---------------------------------------------------
Net income:
 Basic                                                     1.50      20.2
---------------------------------------------------
 Diluted                                                   1.47      20.5
---------------------------------------------------
Cash dividends                                              .66      10.8
---------------------------------------------------
Book value                                                11.69       9.2
---------------------------------------------------
Average shares outstanding:
 Basic                                                  40,874       (.5)
---------------------------------------------------
 Diluted                                                41,959       (.8)
---------------------------------------------------

AVERAGE BALANCES
Assets                                               5,575,057        7.0
---------------------------------------------------
Loans                                                3,569,065        9.4
---------------------------------------------------
Earning assets                                       5,230,756        7.3
---------------------------------------------------
Deposits                                             4,581,111        7.3
---------------------------------------------------
Interest-bearing liabilities                         4,496,256        6.5
---------------------------------------------------
Shareholders' equity                                   478,314        8.1
---------------------------------------------------

SELECTED PERIOD END BALANCES
Assets                                               6,065,652        6.2
---------------------------------------------------
Loans                                                3,952,160        8.5
---------------------------------------------------
Reserve for loan losses                                 50,902        8.7
---------------------------------------------------
Deposits                                             4,980,250        6.2
---------------------------------------------------
Shareholders' equity                                   472,091        8.8
---------------------------------------------------

RATIOS
Income before extraordinary item to:
 Average assets                                            1.10
---------------------------------------------------
 Average shareholders' equity                             12.85
---------------------------------------------------
Net income to:
 Average assets                                            1.10
---------------------------------------------------
 Average shareholders' equity                             12.85
---------------------------------------------------
Net interest margin, taxable equivalent                    4.61
---------------------------------------------------
Net loan losses to average loans                            .16
---------------------------------------------------
Dividend payout ratio                                     44.00
---------------------------------------------------
Average equity to average assets                           8.58
---------------------------------------------------

(1) Other income in 1997 includes $2.3 million of gain ($1.4 million after-tax) on the sale of a subsidiary which increased net income per diluted share by $.03.
(2) Other expenses include merger-related expense of $17.9 million in 1997 related to mergers with AmFed and Salem Trust, $10.3 million in 1995 related to the merger with Security Capital and $1.1 million in 1994 related to Security Capital's acquisition of a savings and loan association. Other expenses also include the levy in 1996 of a $12.9 million special assessment by the FDIC. The after-tax effect of the aforementioned non-recurring expense items was to decrease diluted net income per share by $.31 in 1997, $.19 per share in 1996, $.17 per share in 1995 and $.02 per share in 1994.
(3) During 1996, a tax benefit of $1.6 million ($.04 per diluted share) was recorded for forgiveness of the recapture of tax bad debt reserves of a former savings bank subsidiary. During 1994, Security Capital recognized a one-time charge of approximately $5.6 million ($.13 per diluted share) for deferred tax liabilities recorded in anticipation of the merger of Security Capital's three savings subsidiaries into its commercial bank subsidiary.
(4) The extraordinary item resulted from a prepayment penalty on the early extinguishment of debt by AmFed and decreased diluted net income per share by $.04.
(5) Amounts for 1997 and prior years have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend paid October 1, 1998. Cash dividends per share have not been restated for mergers.
--------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion and analysis is to provide a description of the financial condition and changes therein and results of operations of CCB Financial Corporation ("CCB" which also may be referred to as "we", "us" or "our") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB Bank"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively, the "Subsidiary Banks") for the years ended December 31, 1999, 1998 and 1997. The consolidated financial statements also include the accounts and results of operations of CCB Bank's wholly-owned subsidiaries: CCBDE, Inc.; CCB Investment and Insurance Service Corporation ("CCBI"); Salem Trust Company; Salem Advisors, Inc., Corcoran Holdings, Inc., and its wholly-owned subsidiary, Watts Properties, Inc.; and Southland Associates, Inc. AmFed's wholly-owned subsidiaries are also included in the consolidated financial statements: AMFEDDE, Inc.; American Service Corporation of S.C. ("ASC"); McBee Holdings, Inc. and its wholly-owned subsidiary, Greenville Participations, Inc.; Finance South, Inc. ("Finance South") and Mortgage North. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. Our financial condition and results of operations are discussed as a single business segment.

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

     Factors that may cause actual results to differ from those expressed or implied include, but are not limited to, changes in political and economic conditions, interest rate movements, competitive product and pricing pressures within our markets, success and timing of business initiatives, technological change and changes in legal, regulatory and tax policies.

     Readers should also consider information on risk and uncertainties noted in the discussions of competition, interstate banking and branching, and supervision and regulation contained elsewhere in this report on Form 10-K.


Acquisitions and Other Changes in Corporate Structure

     On October 1, 1999, CCB acquired Stone Street Bancorp, Inc. ("Stone Street"), a $129 million savings bank located in the Winston-Salem, North Carolina area. The acquisition was accounted for as a purchase and resulted in the issuance of approximately 646,000 shares of CCB stock. In accordance with purchase accounting, the operations and income of Stone Street are included in the income of CCB from the date of purchase. On October 1, 1998, CCB's shareholders received a two-for-one stock split effected in the form of a 100% stock dividend. The accompanying discussion and analysis of financial condition and results of operations and the consolidated financial statements have been restated as if the stock split had occurred at the beginning of the earliest period presented.


Results of Operations

     Performance Overview

     With the consolidation trend in the financial services industry and entry of new competition due to regulatory changes, management continually monitors the services and products the Subsidiary Banks offer to ensure both their quality to customers and return to shareholders. As a result of this analysis, management determined in the second quarter of 1999 that it would be in our best interests to sell the majority of our credit card receivables and offer consumer credit cards through an agency agreement rather than as an issuer. We will continue to issue commercial credit cards. The credit card industry has increasingly become an economies-of-scale business and we did not have the volume of accounts needed to achieve those economies-of-scale. Additionally, the industry has experienced, and management expects it to continue to experience, a high percentage of charge-offs due to high levels of consumer debt. With our sale of $151 million of consumer credit card receivables (the "Credit Card Sale"), we realized a gain of $32.8 million ($19.9 million after-tax). The Credit Card Sale increased diluted income per share by $.49.

     Net income in 1999 totaled $150.8 million compared to 1998's $121.2 million and this equated to $3.74 per diluted share in 1999 versus $2.93 in 1998. Net income per diluted share was $2.28 in 1997. Returns on average assets and average shareholders' equity in 1999 were 1.93% and 21.40%, respectively, compared to 1998's 1.65% and 17.87%. These ratios were 1.37% and 14.93% in 1997. Table 1 compares the contributions to net income per diluted share by income statement caption for the years ended December 31, 1999, 1998 and 1997 and the respective changes from year to year.

T A B L E  1


                     Components of Diluted Income Per Share


                                               Years Ended December 31                Change From
                                        -------------------------------------   ------------------------
                                            1999         1998         1997       1999/1998     1998/1997
                                        -----------   ----------   ----------   -----------   ----------
Interest income                          $  14.62         13.95        13.12          .67          .83
-------------------------------------
Interest expense                             6.39          6.15         5.96          .24          .19
-------------------------------------    --------         -----        -----         ----         ----
Net interest income                          8.23          7.80         7.16          .43          .64
-------------------------------------
Provision for loan losses                     .35           .38          .39        (.03)        (.01)
-------------------------------------    --------         -----        -----        -----        -----
Net interest income after provision          7.88          7.42         6.77          .46          .65
-------------------------------------
Other income (1)                             3.93          2.73         2.23         1.20          .50
-------------------------------------
Other expenses (2)                           6.05          5.56         5.39          .49          .17
-------------------------------------    --------         -----        -----        -----        -----
Income before income taxes                   5.76          4.59         3.61         1.17          .98
-------------------------------------
Income taxes                                 2.02          1.66         1.33          .36          .33
-------------------------------------    --------         -----        -----        -----        -----
Net income (1) (2)                       $   3.74          2.93         2.28          .81          .65
-------------------------------------    --------         -----        -----        -----        -----

(1) Other income includes gains totaling $.81 per diluted share ($.49 after-tax) realized in the 1999 Credit Card Sale and $.05 per diluted share ($.03 after-tax) realized in the 1997 sale of a subsidiary.
(2) Other expenses in 1997 include merger-related expense totaling $.43 per diluted share ($.31 after-tax).
--------------------------------------------------------------------------------
     Operating Income


     Operating income, which we define as income before non-recurring items, increased 8% over 1998. Operating income per diluted share was $3.25, $2.93 and $2.56 in 1999, 1998 and 1997, respectively. Over the past five years, our results of operations have been significantly impacted by the non-recurring items described below.

     o As discussed previously, we realized a $32.8 million gain ($19.9 million after-tax) on the 1999 Credit Card Sale.

     o To effect two mergers in 1997 and one in 1995, CCB incurred $17.9 million and $10.3 million, respectively, of merger-related expense which included severance and other employee benefit costs, excess facilities costs, system conversion costs and other transaction-related expenses. The after-tax effect of the merger-related expense was $13.1 million in 1997 and $7.3 million in 1995. During 1997, AmFed sold substantially all the assets of a subsidiary resulting in a gain of $2.3 million or $1.4 million after-tax.

     o During 1996, CCB experienced two non-recurring items. First, the Subsidiary Banks paid the Federal Deposit Insurance Corporation (the "FDIC") a special one-time levy totaling $12.9 million (the "FDIC Special Assessment") used to recapitalize the Savings Association Insurance Fund (the "SAIF"). Second, through Congressional legislative action, the recapture of tax bad debt reserves required upon a savings bank's conversion to a commercial bank was forgiven. Consequently, a $1.6 million tax benefit was recorded prior to a former savings bank subsidiary being merged into CCB Bank (the "Recapture Tax Benefit").

     Excluding the effects of the non-recurring items, returns on average assets were 1.67% for 1999, 1.65% for 1998 and 1.54% for 1997 and returns on average shareholders' equity were 18.57% for 1999, 17.87% for 1998 and 16.76% for 1997.


     Net Interest Income

     Net interest income is one of the major determining factors in a financial institution's performance as it is generally the principal source of earnings. It is impacted by the volume, yield/cost and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds. The difference between earning asset yields (with a taxable equivalent adjustment made to provide comparability between tax-exempt and taxable income) and the average rate paid for interest-bearing funds is measured by the interest rate spread and the net interest margin. Table 2 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1999.

T A B L E  2


               Average Balances and Net Interest Income Analysis
                (Taxable Equivalent Basis -- In Thousands) (1)


                                                                   Years Ended December 31
                                             -------------------------------------------------------------------
                                                            1999                              1998
                                             ---------------------------------- --------------------------------
                                                            Interest   Average               Interest   Average
                                                Average      Income/    Yield/    Average     Income/    Yield/
                                                Balance      Expense     Rate     Balance     Expense     Rate
                                             ------------- ---------- --------- ----------- ---------- ---------
Earning assets:
Loans (2)                                     $5,587,527     486,292     8.70%   5,276,042   470,888       8.93
--------------------------------------------
U.S. Treasury and U.S. Government agencies
 and corporations (3)                          1,417,637      94,511     6.67    1,230,904    86,148       6.99
--------------------------------------------
States and political subdivisions                 75,339       6,536     8.68       80,693     7,093       8.79
--------------------------------------------
Equity and other securities (3)                   46,813       3,728     7.96       46,775     3,707       7.92
--------------------------------------------
Federal funds sold and other short-term
 investments                                     253,169      12,569     4.96      294,652    16,341       5.55
--------------------------------------------
Time deposits in other banks                      52,059       2,750     5.28       48,484     2,376       4.90
--------------------------------------------  ----------     -------     ----    ---------   -------       ----
  Total earning assets                         7,432,544     606,386     8.16%   6,977,550   586,553       8.41
--------------------------------------------                 -------     ----                -------       ----
Non-earning assets:
Cash and due from banks                          218,504                           204,985
--------------------------------------------
Premises and equipment                            99,249                            89,236
--------------------------------------------
All other assets, net                             73,567                            60,735
--------------------------------------------  ----------                         ---------
  Total assets                                $7,823,864                         7,332,506
========================================================                         =========
Interest-bearing liabilities:
Savings and time deposits                     $5,675,782     232,767     4.10%   5,364,255   232,609       4.34
--------------------------------------------
Short-term borrowed funds                        266,993      12,016     4.50      245,778    11,822       4.81
--------------------------------------------
Long-term debt                                   218,697      12,764     5.83      169,972    10,131       5.96
--------------------------------------------  ----------     -------     ----    ---------   -------       ----
  Total interest-bearing liabilities           6,161,472     257,547     4.18%   5,780,005   254,562       4.41
--------------------------------------------                 -------     ----                -------       ----
Other liabilities and shareholders' equity:
Demand deposits                                  843,247                           776,819
--------------------------------------------
Other liabilities                                114,304                            97,418
--------------------------------------------
Shareholders' equity                             704,841                           678,264
--------------------------------------------  ----------                         ---------
  Total liabilities and
   shareholders' equity                       $7,823,864                         7,332,506
========================================================                         =========
Net interest income and
 net interest margin (4)                                    $348,839     4.69%               331,991       4.76
============================================                =================                ==================
Interest rate spread (5)                                                 3.98%                             4.00
============================================                             ====                              ====



                                                 Years Ended December 31
                                             -------------------------------
                                                          1997
                                             -------------------------------
                                                          Interest   Average
                                               Average     Income/   Yield/
                                               Balance     Expense    Rate
                                             ----------- ---------- --------
Earning assets:
Loans (2)                                     4,877,187   442,917      9.08
--------------------------------------------
U.S. Treasury and U.S. Government agencies
 and corporations (3)                         1,348,214    92,749      6.88
--------------------------------------------
States and political subdivisions                81,967     7,254      8.85
--------------------------------------------
Equity and other securities (3)                  47,327     3,676      7.77
--------------------------------------------
Federal funds sold and other short-term
 investments                                    184,653    10,342      5.60
--------------------------------------------
Time deposits in other banks                     55,356     2,716      4.91
--------------------------------------------  ---------   -------      ----
  Total earning assets                        6,594,704   559,654      8.49
--------------------------------------------              -------      ----
Non-earning assets:
Cash and due from banks                         184,261
--------------------------------------------
Premises and equipment                           85,815
--------------------------------------------
All other assets, net                            79,209
--------------------------------------------  ---------
  Total assets                                6,943,989
=======================================================

Interest-bearing liabilities:
Savings and time deposits                     5,111,486   229,600      4.49
--------------------------------------------
Short-term borrowed funds                       304,372    15,371      5.05
--------------------------------------------
Long-term debt                                   79,336     5,128      6.46
--------------------------------------------  ---------   -------      ----
  Total interest-bearing liabilities          5,495,194   250,099      4.55
--------------------------------------------              -------      ----
Other liabilities and shareholders' equity:
Demand deposits                                 688,642
--------------------------------------------
Other liabilities                               121,165
--------------------------------------------
Shareholders' equity                            638,988
--------------------------------------------  ---------
  Total liabilities and
   shareholders' equity                       6,943,989
=======================================================
Net interest income and
 net interest margin (4)                                  309,555      4.70
============================================              =======      ====
Interest rate spread (5)                                               3.94
============================================                           ====

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1999, 1998 and 1997.
(2) The average loan balances include non-accruing loans. Loan fees of $17.1 million, $16.2 million, and $13.2 million for 1999, 1998, and 1997, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

--------------------------------------------------------------------------------
     The net interest margin was 4.69% in 1999, seven basis points lower than 1998's. Over this same period, net interest income on a taxable equivalent basis grew $16.8 million to $348.8 million. The principal factors impacting CCB's yields and net interest income are discussed below.


     Interest Rates

     The generally low interest rates of fourth quarter 1998 carried over into 1999 until the third quarter when the Federal Reserve began a series of three 25-basis point increases in the discount rate, which generally affects other interest rates. CCB's prime rate began 1999 at 7.75%, increased 25 basis points in July, August and November and ended the year at 8.50%. Prime was 8.50% for the first three quarters of 1998 but dropped 75 basis points in the fourth quarter to end the year at 7.75%. Due to the 1999 interest rate increases not occurring until later in the year, the yield on earning assets and the rate paid on interest-bearing liabilities fell 25 and 23 basis points, respectively, for the full year 1999. The interest rate spread tightened two basis points to 3.98% for the year ended December 31, 1999 and fell to 3.92% for the fourth quarter of 1999. With our balance sheet sensitivity, in times of rising interest rates, we feel the effect of higher costs of interest-bearing liabilities sooner than increases in yield from earning assets. Management expects further increases in interest rates in 2000 as the Federal Reserve acts to combat inflationary pressures which will further tighten our interest rate spread and net interest margin.

 Interest-Earning Assets

     The 1999 growth in the earning asset portfolio was $455 million on average of which $311.5 million was due to continuing strong loan demand. Within the average loan portfolio, loans extended for construction and development purposes continue to comprise the largest percentage at 32% for 1999 compared to 1998's 26%. Loans extended for commercial purposes remained stable at 23% of the portfolio. Approximately $125 million of interest-earning assets were acquired through Stone Street, primarily mortgage loans. In the Credit Card Sale, we sold $151 million of higher-yielding credit card receivables. However, while these assets had a high yield, they also typically experienced a higher charge-off percentage than other loan types. Average earning assets as a percentage of total average assets has been stable at 95% over the last three years.


     Interest-Bearing Liabilities

     CCB's loan growth has been more rapid than its growth in low cost deposits which has resulted in funding the loan growth in part with higher-cost funds. Average savings and time deposits grew $311.5 million and demand deposits grew $66.4 million from 1998's levels. Substantially all deposits originate within the market areas of CCB Bank and AmFed. Stone Street did not have a significant proportion of noninterest-bearing deposits which adversely impacted the net interest margin. As with the rest of the financial institutions industry, we have seen decreased growth rates in traditional deposits as consumers elect other savings and investment opportunities. However, as discussed in Liquidity and Interest-Sensitivity, alternative but higher-cost sources to fund future loan growth are available if deposit growth does not keep pace with loan demand.

     See Table 3 for further analysis of the effects of volume and rate on net interest income.

T A B L E  3


                       VOLUME AND RATE VARIANCE ANALYSIS
              (Taxable Equivalent Basis -- In Thousands) (1) (2)


                                                                                     Years Ended December 31
                                                              -------------------------------------------------------------------
                                                                             1999                              1998
                                                              -------------------------------------------------------------------
                                                                Volume       Rate        Total     Volume      Rate        Total
                                                               Variance    Variance    Variance   Variance   Variance    Variance
                                                              ---------- ------------ ---------- ---------- ---------   ---------
INTEREST INCOME:
Loans                                                          $ 27,239     (11,835)    15,404     35,853      (7,882)     27,971
-------------------------------------------------------------
U.S. Treasury and U.S. Government agencies and corporations      12,476      (4,113)     8,363     (8,082)      1,481      (6,601)
-------------------------------------------------------------
States and political subdivisions                                  (469)        (88)      (557)      (112)        (49)       (161)
-------------------------------------------------------------
Equity and other securities                                           4          17         21        (44)         75          31
-------------------------------------------------------------
Federal funds sold and short-term investments                    (2,149)     (1,623)    (3,772)     6,092         (93)      5,999
-------------------------------------------------------------
Time deposits in other banks                                        182         192        374       (335)         (5)       (340)
-------------------------------------------------------------  --------     -------     ------     ------      ------      ------
  Increase (decrease) in interest income                         37,283     (17,450)    19,833     33,372      (6,473)     26,899
-------------------------------------------------------------  --------     -------     ------     ------      ------      ------

INTEREST EXPENSE:
Savings and time deposits                                        13,270     (13,112)       158     10,948      (7,939)      3,009
-------------------------------------------------------------
Short-term borrowed funds                                           983        (789)       194     (2,846)       (703)     (3,549)
-------------------------------------------------------------
Long-term debt                                                    2,858        (225)     2,633      5,429        (426)      5,003
-------------------------------------------------------------  --------     -------     ------     ------      ------      ------
  Increase (decrease) in interest expense                        17,111     (14,126)     2,985     13,531      (9,068)      4,463
-------------------------------------------------------------  --------     -------     ------     ------      ------      ------
INCREASE (DECREASE) IN NET INTEREST INCOME                     $ 20,172      (3,324)    16,848     19,841       2,595      22,436
=================================================================================================================================

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 1999, 1998 and 1997.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.
--------------------------------------------------------------------------------
     CCB realized net taxable equivalent interest income of $586.6 million in 1998. Average earning asset increases of $382.8 million in 1998 were due solely to internal growth. Increases in the volume of earning assets resulted in a $33.4 million increase in total interest income which was partially offset by declines in rate. The overall yield on earning assets decreased eight basis points to 8.41% from 1997's 8.49% primarily due to decreased loan yields. The cost of interest-bearing liabilities decreased 14 basis points to 4.41% from 1997's 4.55% primarily due to the lower rates paid for savings and time deposits, 4.34% in 1998 versus 4.49% in 1997. As a result, net interest income on a taxable equivalent basis increased by $22.4 million or 7.2%. The net interest margin increased by six basis points to 4.76% for 1998. This compares to a 4.70% net interest margin for 1997. The interest rate spread grew six basis points to 4.00% for 1998.

 Noninterest Income and Noninterest Expenses

     The levels of noninterest income have become a significant factor in determining our financial success considering the trend of tightening the interest rate spread and the net interest margin over the last several years. Noninterest income, excluding net securities gains and losses and the gain from the Credit Card Sale, totaled $124.2 million in 1999 compared to 1998's $111 million, an 11.9% increase. Increases in noninterest income were due to growth of the asset and customer bases, a stronger emphasis on the collection of fees for services rendered and new revenue-generating customer service initiatives. In addition, we have incorporated a heightened sales focus in the branch network which is key to the success of the "sales centers" discussed below. Noninterest income, excluding net securities gains and losses, totaled $92.9 million in 1997. The five-year compound growth rate for noninterest income was 16.4% at December 31, 1999.

     Service charges on deposit accounts continue to be the largest source of noninterest income totaling $61.8 million in 1999, $54.1 million in 1998 and $44.9 million in 1997. Increases were due primarily to an increase in the number of accounts subject to service charges, repricing of certain customer services and ATM surcharge income on our expanding ATM network. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on commercial and personal accounts and overdraft charges. We monitor service charges closely and evaluate such fees periodically to ensure that they reflect the costs of providing the services and are competitive in the marketplace.

     Over the past two years, trust and custodian fees grew to $12.6 million in 1999 from 1997's $8.4 million due to growth of assets managed, new trust business acquired in 1998 and the continued promotion of employee benefit trust products introduced in 1996. Expansion of trust operations have resulted from the mid-1998 acquisition of institutional trust business which operates from Salem Trust Company's three Florida offices, the opening of a trust office in Virginia in the third quarter of 1998 and the mid-1997 opening of a two-office trust department by AmFed. Additionally, an investment advisory subsidiary was formed in the fourth quarter of 1999. CCB's trust operations will continue to pursue employee benefit-related trust business through the marketing of the 401(k) Spectrum(R) product. Managed assets totaled $5 billion at December 31, 1999 and $4 billion at December 31, 1998. We anticipate further growth in the Trust area as the trust offices/operations formed in the past three years continue to mature. Three new professional banking offices are planned for certain metropolitan areas; these offices will cater to higher-wealth individuals with a focus on providing high-touch service and will provide additional sources of fee income.

     Sales and insurance commissions income totaled $12.8 million in 1999, $10.8 million in 1998 and $9.4 million in 1997. Brokerage services are offered through an affiliation with an independent brokerage firm. Brokerage fees of $9.9 million were generated in 1999 and $8.2 million in 1998. Through a correspondent bank program initiated in 1997, we provide brokerage services to two other financial institutions which generates additional commission income; we will continue to pursue additional correspondent bank relationships. Revenue in this category is also derived from the sale of insurance and annuity products. During 1998 and 1999, CCBI hired a number of experienced insurance agents to build our network. Management anticipates a significant increase in the revenues from the sales of insurance and annuity products as our investment of resources in this product comes to fruition.

     Negative goodwill (the excess of net assets acquired over costs) totaling $33.6 million was recorded in connection with acquisitions completed in 1993 and is being accreted to income over a ten-year period on a straight-line basis. Accretion of negative goodwill totaled $3.4 million in 1999, 1998 and 1997.

     With the rise in mortgage loan interest rates during 1999, the volume of mortgage originations dropped significantly. Mortgage loan origination volume totaled $779 million in 1999 compared to nearly $1 billion in 1998. Consequently, mortgage operations income for 1999 amounted to $9.1 million compared to 1998's $12.9 million. Income from mortgage operations was comprised of servicing income ($2.2 million), origination fees on loans held for sale ($3.5 million) and secondary marketing income ($3.4 million) in 1999. Included within secondary marketing income is the capitalization of mortgage servicing rights ("MSR") from the sale of mortgage loans with servicing retained. At December 31, 1999 and 1998, there was no impairment of the recorded MSR and no adjustment to the MSR valuation account was made during 1999 or 1998. In the past several years, we have sold mortgages with servicing released through contracts with out-of-state financial institutions. We intend to continue selling the majority of originated servicing due to the lack of volume needed to make servicing a profitable business.

     Also included in "other operating income" are gains on sales of branches totaling $1.1 million in both 1999 and 1998 and $645,000 in 1997.

     Net securities gains of $1.4 million, $2.2 million and $480,000 were realized in 1999, 1998 and 1997, respectively, through the sale or issuer call of securities held in the available for sale portfolio. The net securities gains realized in 1999 resulted primarily from the sale or issuer call of U.S. government agencies and mortgage-backed securities. The net securities gains in 1998 were realized through the sale of mortgage-backed securities which were sold because the securities were paying down on an accelerated basis due to the low mortgage interest rates.

     Despite our advances in increasing noninterest income over the past three years, management believes significant future growth opportunities are available through the previously discussed further expansion of trust, brokerage and insurance services and through branch optimization and alternative delivery channels such as CCB7.

     Branch optimization includes not only placing branches in the right locations and closing duplicate facilities but designing branch operations for maximum productivity/profitability. During 1997, CCB Bank experimented with a new branch concept called sales centers. The new design seeks to increase productivity from traditional branch levels by employing energetic, sales-oriented individuals who are trained to function as a teller, sales and service representative and loan originator. Accordingly, their compensation is based on their revenue production. As of December 31, 1999, 40 branches are operating as sales centers; management plans to convert 50% of existing branches to the sales center model by the end of 2001.

     We entered the in-store market in 1995 with the opening of a CCB7 within a newly constructed Harris Teeter supermarket. Since then, we have opened nineteen more CCB7's located in high-volume Harris Teeter stores. These banking offices have extended hours during the weekday and are open on weekends and selected holidays. Four new full-service CCB7 offices and five CCB7's comprising only an ATM are planned for 2000. By the end of 2000, the CCB7 network will total 25 full-service offices and 16 ATM offices. We value our in-store banking offices as additional sources of consumer loans/deposits and fee income.

     Table 4 presents various operating efficiency ratios for the prior five years (excluding the impact of non-recurring items). Noninterest income as a percentage of average assets has risen significantly since 1995 due to a greater focus on identifying and collecting additional sources of noninterest revenue.

T A B L E  4


                           Operating Efficiency Ratios



                                                                                              Years Ended December 31
                                                                                           ------------------------------
                                                                                              1999      1998      1997
                                                                                           ---------- --------- ---------
As a percentage of average assets (1):
 Noninterest income                                                                            1.61%     1.54      1.31
-------------------------------------------------------------------------------------------   -----     -----     -----
 Personnel expense                                                                             1.74      1.70      1.65
-------------------------------------------------------------------------------------------
 Occupancy and equipment expense                                                                .44       .42       .41
-------------------------------------------------------------------------------------------
 Other operating expense                                                                        .93      1.03       .93
-------------------------------------------------------------------------------------------  ------     -----     -----
 Total noninterest expense                                                                     3.11      3.15      2.99
-------------------------------------------------------------------------------------------  ------     -----     -----
 Net overhead (noninterest expense less noninterest income)                                    1.50%     1.61      1.68
=======================================================================================================================
Noninterest expense as a percentage of net interest income and noninterest income (1) (2)     51.43%    51.73     51.99
-------------------------------------------------------------------------------------------
Average assets per employee (in millions)                                                    $ 2.76      2.68      2.63
-------------------------------------------------------------------------------------------


                                                                                           Years Ended December
                                                                                                    31
                                                                                           -------------------
                                                                                              1996      1995
                                                                                           --------- ---------
As a percentage of average assets (1):
 Noninterest income                                                                            1.26      1.06
-------------------------------------------------------------------------------------------   -----     -----
 Personnel expense                                                                             1.61      1.60
-------------------------------------------------------------------------------------------
 Occupancy and equipment expense                                                                .43       .41
-------------------------------------------------------------------------------------------
 Other operating expense                                                                        .95      1.01
-------------------------------------------------------------------------------------------   -----     -----
 Total noninterest expense                                                                     2.99      3.02
-------------------------------------------------------------------------------------------   -----     -----
 Net overhead (noninterest expense less noninterest income)                                    1.73      1.96
=============================================================================================================
Noninterest expense as a percentage of net interest income and noninterest income (1) (2)     53.80     56.46
-------------------------------------------------------------------------------------------
Average assets per employee (in millions)                                                      2.47      2.36
-------------------------------------------------------------------------------------------

(1) Excludes the 1999 Credit Card Sale, the 1997 gain on sale of a subsidiary, the FDIC Special Assessment incurred in 1996 and merger-related expenses incurred in 1997 and 1995.
(2) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using a 35% federal tax rate and applicable state tax rates.
--------------------------------------------------------------------------------
     Noninterest expense rose $13.8 million in 1999 to $244 million over 1998's $230.2 million, a 6% increase. Noninterest expense in 1997 totaled $208.3 million, excluding the impact of $17.9 million of merger-related expense. As reported in Table 4, total noninterest expense as a percentage of average assets improved to 3.11% in 1999 from 1998's 3.15% indicating that noninterest expenses grew at a slower rate than average assets.

     The majority of the increase in noninterest expense was due to a $11.9 million increase in personnel expense. Higher personnel expense was due primarily to an increased staff level and general wage increases and a greater emphasis on incentive-based compensation. Commissions and incentive pay totaled $18.5 million in 1999 compared to $14.2 million in 1998 and $9.9 million in 1997. Temporary and contract personnel costs rose $548,000 in 1999 due to a tight labor market in CCB's market area and the need for specialized personnel to implement technological improvements, including remediation of the Year 2000 Issue.

     Net occupancy and equipment expenses were up $4.6 million for the year ended December 31, 1999 due primarily to higher computer equipment costs. These costs were incurred as a result of upgrading or purchasing equipment as part of Year 2000 remediation efforts and other continuing technological initiatives such as implementation of a data warehouse, improved product profitability models and improved branch platforms.

     Other operating expense decreased by $2.7 million in 1999 after 1998's $10.1 million increase over 1997's level. This decrease resulted from a tightened control over expenses, completion of the Year 2000 remediation efforts and lower outside consultant fees. Expense categories which decreased in 1999 included legal and professional services, marketing and deposit and other insurance expense. During 1998, other operating expenses increased due to improvements in the branch network, Year 2000 remediation and other initiatives undertaken to improve future revenue streams. Increased expenses were experienced in professional services, printing and office supplies, credit card program-related expenses and data processing.

     CCB's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income plus noninterest income) has improved over the past four years from 56.46% in 1995 to 51.43% in 1999 as disclosed in Table 4. Management's goal is to reach and maintain an efficiency ratio of less than 50%. We will continue to closely monitor this ratio and anticipate continuing improvement as new revenue-enhancement opportunities are identified and cost-containment programs are continued.


     Income Taxes

     Income tax expense was $81.4 million in 1999, $68.6 million in 1998 and $55.8 million in 1997. CCB's effective income tax rates were 35%, 36.2% and 36.9% in 1999, 1998 and 1997, respectively. Tax planning strategies implemented late in 1998 had a positive impact on 1999's effective tax rate and are expected to continue in the future. Non-deductible merger-related expense resulted in 1997's higher effective tax rate. Net deferred tax assets of $35.6 million are recorded on the Consolidated Balance Sheets as of December 31, 1999. CCB has determined that a valuation allowance for the deferred tax assets was not warranted at December 31, 1999.


     Fourth Quarter Results

     During the fourth quarter of 1999, our net income totaled $33.4 million or $.83 per diluted share compared to 1998's $31.6 million or $.77 per diluted share. Income statements for each of the quarters in the five-quarter period ended December 31, 1999 are included in Table 5. Returns on average assets were 1.64% in 1999 and 1.66% in 1998; returns on average shareholders' equity were 18.13% in both 1999 and 1998.

     Average assets for the three months ended December 31, 1999 totaled $8.1 billion compared to 1998's $7.5 billion. Average earning assets increased 6.7% to $7.7 billion. With the rise in interest rates during 1999, the yield on earning assets rose 7 basis points from 1998's fourth quarter level but the cost of interest-bearing liabilities rose 13 basis points. Consequently, the net interest margin for the fourth quarter of 1999 was 8 basis points lower than 1998's 4.72%. The previously discussed Federal Reserve interest rate increases in the third and fourth quarters of 1999 resulted in compression of our interest rate spread. Our interest rate spread for the second quarter of 1999 was 4.07% compared to third quarter's 3.96% and fourth quarter's 3.92%. We expect further compression of our interest rate spread in 2000 if interest rates continue to rise.

     Noninterest income as a percentage of average assets was 1.59% for both the fourth quarter of 1999 and 1998. Noninterest expense as a percentage of average assets was 3.08% for 1999 compared to 1998's 3.07%. The efficiency ratios for these periods in 1999 and 1998 were 51.58% and 50.58%, respectively.

T A B L E  5


          Income Statements for Five Quarters Ended December 31, 1999
                      (In Thousands Except Per Share Data)


                                                                      Three Months Ended
                                                ---------------------------------------------------------------
                                                   12/31/99      9/30/99      6/30/99      3/31/99     12/31/98
                                                -------------   ---------   -----------   ---------   ---------
Total interest income                             $ 154,344      146,486      145,796      142,973     145,517
---------------------------------------------
Total interest expense                               69,620       63,741       62,071       62,115      62,756
---------------------------------------------     ---------      -------      -------      -------     -------
NET INTEREST INCOME                                  84,724       82,745       83,725       80,858      82,761
---------------------------------------------
Provision for loan losses                             3,525        3,284        5,676        1,811       4,320
---------------------------------------------     ---------      -------      -------      -------     -------
NET INTEREST INCOME AFTER PROVISION                  81,199       79,461       78,049       79,047      78,441
---------------------------------------------     ---------      -------      -------      -------     -------
Service charges on deposits                          16,685       15,626       15,289       14,231      14,368
---------------------------------------------
Trust income                                          3,456        2,959        3,163        2,996       2,766
---------------------------------------------
Sales and insurance commissions                       3,353        3,281        3,430        2,742       2,324
---------------------------------------------
Merchant discount                                     3,048        3,002        3,240        2,576       2,411
---------------------------------------------
Secondary marketing and mortgage servicing            1,297          532        2,893        4,409       3,169
---------------------------------------------
Accretion of negative goodwill                          839          839          839          839         839
---------------------------------------------
Gain on sale of credit card receivables (1)              --           --       32,837           --          --
---------------------------------------------
Other                                                 2,949        2,310        3,289        4,127       3,609
---------------------------------------------
Securities gains, net                                   849           --          408          121         789
---------------------------------------------     ---------      -------      -------      -------     -------
Total other income                                   32,476       28,549       65,388       32,041      30,275
---------------------------------------------     ---------      -------      -------      -------     -------
Personnel                                            34,678       34,330       34,408       32,889      30,358
---------------------------------------------
Occupancy and equipment                               9,404        9,069        8,388        8,183       8,180
---------------------------------------------
Foreclosed property expense                             152          103           28          273         159
---------------------------------------------
Deposit and other insurance                             630          611          615          634         565
---------------------------------------------
Amortization of intangible assets                     1,074        1,025        1,026        1,025       1,040
---------------------------------------------
Other                                                16,827       15,315       17,131       16,218      18,011
---------------------------------------------     ---------      -------      -------      -------     -------
Total other expenses                                 62,765       60,453       61,596       59,222      58,313
---------------------------------------------     ---------      -------      -------      -------     -------
INCOME BEFORE INCOME TAXES                           50,910       47,557       81,841       51,866      50,403
---------------------------------------------
Income taxes                                         17,470       16,012       29,756       18,113      18,814
---------------------------------------------     ---------      -------      -------      -------     -------
NET INCOME                                        $  33,440       31,545       52,085       33,753      31,589
==============================================================================================================

EARNINGS PER COMMON SHARE:
Income before Credit Card Sale (1):
 Basic                                            $     .84          .80           .80         .84         .78
---------------------------------------------
 Diluted                                                .83          .79           .80         .83         .77
---------------------------------------------
Net income:
 Basic                                                  .84          .80          1.30         .84         .78
---------------------------------------------
 Diluted                                                .83          .79          1.29         .83         .77
---------------------------------------------

(1) Credit Card Sale gain was $19.9 million after-tax.
--------------------------------------------------------------------------------

Financial Position


     Loans

     Loans are the largest category of earning assets and produce the highest yields. Loan growth and maintenance of a high quality loan portfolio are key ingredients to improved earnings. In our effort toward reaching these goals, management shifted loan resources during 1999. In addition to the Credit Card Sale, we sold $200 million of mortgage loans in the first quarter of 1999. Adjusting for the sales of mortgages and credit card receivables, average loans grew 13.5% during the year. The five-year compound growth rate for average loans is 9.4% and for average assets is 7%.

     Our loan portfolio is comprised primarily of diversified credits with no significant borrower or industry concentration. We believe our strategy of lending to medium-sized commercial customers and consumers allows a higher interest rate spread which helps support the net interest margin. Table 6 shows the year-end breakdown of the major categories of the loan portfolio for the previous five years based upon regulatory classifications. The Stone Street acquisition added approximately $109 million of loans. Table 7 provides maturity and interest-sensitivity information about certain segments of the loan portfolio.

     Substantially all loans are made on a secured basis with the exception of certain revolving credit accounts and, with the exception of marketable mortgage loans, are originated for retention in the portfolio. In general, we do not purchase loans or participate with others in the origination of loans and confine our lending activities to North and South Carolina except for automobile loans which are offered from Virginia to Georgia through referrals from a major automobile insurance company. Lending officers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. There were no concentrations of loans exceeding 10% of total loans other than those categories included in Table 6.

T A B L E  6


                                 LOAN PORTFOLIO
                                 (In Thousands)


                                                                       As of December 31
                                           -------------------------------------------------------------------------
                                                1999           1998           1997           1996           1995
                                           -------------   ------------   ------------   ------------  ------------
Commercial, financial and agricultural      $  697,776        686,133        688,040        549,831        629,814
----------------------------------------
Real estate -- construction                  1,152,081        906,916        733,026        629,829        504,461
----------------------------------------
Real estate -- mortgage                      3,406,789      3,143,637      2,915,851      2,602,639      2,279,621
----------------------------------------
Instalment loans to individuals                571,771        488,110        506,339        739,991        594,508
----------------------------------------
Revolving credit                                58,926        214,685        212,794        193,561        230,142
----------------------------------------
Lease financing                                 76,424         54,955         43,265         38,323         37,223
----------------------------------------    ----------      ---------      ---------      ---------      ---------
 Total gross loans                           5,963,767      5,494,436      5,099,315      4,754,174      4,275,769
----------------------------------------
Less: Unearned income                            9,583          7,099          5,746          8,511          8,594
----------------------------------------    ----------      ---------      ---------      ---------      ---------
 Total loans                                $5,954,184      5,487,337      5,093,569      4,745,663      4,267,175
----------------------------------------    ----------      ---------      ---------      ---------      ---------

     Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to medium-sized companies. There is no substantial loan concentration in any one industry or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary decision factor, with additional reliance upon collateral values. We expect moderate to strong growth in these categories during 2000 while maintaining our focus on quality credit underwriting.

     Real estate-mortgage loans consist primarily of loans secured by first or second deeds of trust on primary residences ($2.3 billion or 66% of total real estate-mortgage loans). The remainder of real estate-mortgage loans are primarily for commercial purposes and often include the commercial borrower's real property in addition to other collateral. Our general policy is to sell current originations of fixed rate residential mortgages and retain only certain loans in the portfolio. The level and direction of long-term interest rates had a dramatic impact on the volume of mortgage originations. Higher interest rates in the last half of 1999 significantly decreased the volume of loan originations and these interest rate levels are estimated to continue during 2000 and possibly rise higher. Consequently, we expect very modest growth in this category during 2000.

     Instalment loans to individuals consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer's debt obligations, ability and willingness to repay and general economic trends in their decision to extend credit. Since 1993, we have had an alliance with a major automobile insurance company, which, through referrals from company agents, has increased the amount of automobile loans outstanding. The agreements with the insurance company cover a market area stretching from Virginia to Georgia.

     Revolving credit includes overdraft protection and traditional credit card products. As discussed earlier, the consumer credit card portfolio was sold in the Credit Card Sale. We retained only commercial credit card accounts. We will earn an agent fee for new cards opened and total cards outstanding from the company to which the credit card portfolio was sold. We expect only moderate growth during 2000.

     The leasing portfolio, net of unearned income, increased 39% in 1999 to $76.4 million due to our increasing the number of lenders originating leases in 1998. The leasing portfolio is not concentrated in any one line of business or type of equipment. We anticipate continued strong growth in this category during 2000.

T A B L E  7


      MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
                                 (In Thousands)


                                                      As of December 31, 1999
                                          -----------------------------------------------
                                            Commercial,
                                           Financial and     Real Estate-
                                            Agricultural     Construction        Total
                                          ---------------   --------------   ------------
Due in one year or less                      $ 163,905            70,255        234,160
---------------------------------------
Due after one year through five years:
 Fixed interest rates                          291,914           298,212        590,126
---------------------------------------
 Floating interest rates                        45,637            54,546        100,183
---------------------------------------
Due after five years:
 Fixed interest rates                           50,196           209,248        259,444
---------------------------------------
 Floating interest rates                       146,124           519,820        665,944
---------------------------------------      ---------         ---------      ---------
   Total                                     $ 697,776         1,152,081      1,849,857
=======================================================================================

     Investment Securities

     Average investment securities increased 13.4% from 1998. These funds were primarily reinvested in shorter-term U.S. Government agencies as there was not a rate advantage in committing funds to longer-term investments and in anticipation of continued strong loan demand. Average investment securities totaled 20.7% of average earning assets for 1999 versus 19.5% for 1998. Taxable securities remain the primary component of the portfolio. See Table 8 for additional information about CCB's investment securities portfolio.

     CCB segregates debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt and equity securities that we have the positive intent and ability to hold until maturity are classified as held to maturity and are reported at amortized cost. Securities held to maturity totaled $73.4 million, comprising 4.5% of the total investment securities portfolio at December 31, 1999. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. CCB had no trading securities at any time during the three years ended December 31, 1999. Debt and equity securities not classified as either held to maturity or as trading securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of taxes. At December 31, 1999, securities available for sale totaled $1.6 billion, which represented over 95% of the total portfolio. The mark-to-market adjustment for available for sale securities totaled $22.2 million in unrealized losses at December 31, 1999 due to the previously discussed rise in interest rates during the latter part of 1999. After considering applicable tax benefits, the mark-to-market adjustment resulted in a $13.7 million decrease to total shareholders' equity. As of December 31, 1998, the mark-to-market adjustment for unrealized gains in available for sale securities totaled $21.7 million and resulted in a net $13.3 million addition to total shareholders' equity after applying applicable taxes. CCB does not currently anticipate selling a significant amount of the securities available for sale in the near future. Future fluctuations in shareholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale.

T A B L E  8


                         Investment Securities Portfolio
                                 (In Thousands)


                                                                             As of December 31
                                                    --------------------------------------------------------------------
                                                                1999                     1998               1997
                                                    -------------------------- ------------------------- ------------
                                                      Amortized      Carrying    Amortized    Carrying      Amortized   Carrying
                                                         Cost          Value       Cost         Value          Cost       Value
                                                    ------------- ------------ ------------ ------------ ------------ ------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                        $   354,316     355,230      389,043      400,914      472,396      480,659
---------------------------------------------------
U.S. Government agencies and corporations              1,183,709  1,160,142       826,367      835,128      841,034      854,481
---------------------------------------------------
Equity securities                                         47,347    47,748         47,067       48,156       45,946       46,967
---------------------------------------------------  -----------  ----------    ---------    ---------    ---------    ---------
  Total securities available for sale                $ 1,585,372  1,563,120     1,262,477    1,284,198    1,359,376    1,382,107
================================================================================================================================
Maturity and Yield Schedule as of December 31, 1999
                                                                   Weighted
                                                      Carrying      Average
                                                       Value       Yield (1)
                                                    -----------   ----------
U.S. Treasury:
Within 1 year                                        $   149,231      6.80%
---------------------------------------------------
After 1 but within 5 years                               205,999      6.80
---------------------------------------------------  -----------  ----------
  Total U.S. Treasury                                    355,230      6.80
---------------------------------------------------  -----------  ----------
U.S. Government agencies and corporations:
Within 1 year                                             21,140      6.38
---------------------------------------------------
After 1 but within 5 years                               728,573      6.60
---------------------------------------------------
After 5 but within 10 years                              352,785      7.25
---------------------------------------------------
After 10 years (2)                                        57,644      8.63
---------------------------------------------------  -----------  ----------
  Total U.S. Government agencies and corporations      1,160,142      6.90
---------------------------------------------------  -----------  ----------
Equity securities                                         47,748      7.96
---------------------------------------------------  -----------  ----------
  Total securities available for sale                $ 1,563,120      6.91%
============================================================================
                                                               As of December 31
                                     -------------------------------------------------------------------------------
                                         1999                        1998                    1997
                                     -------------------------------------------------------------------------------

                                       Carrying      Market        Carrying      Market      Carrying       Market
                                        Value         Value         Value        Value         Value         Value
                                     ------------  ----------     ----------    ---------    ----------    ---------
SECURITIES HELD TO MATURITY
States and political subdivisions     $    73,370    75,448           80,189       85,277      81,617         87,002
====================================================================================================================

MATURITY AND YIELD SCHEDULE AS OF DECEMBER 31, 1999
                                                                   Weighted
                                                      Carrying      Average
                                                       Value       Yield (1)
                                                    -----------   --------------
States and political subdivisions:
Within 1 year                                        $     1,600      8.46%
---------------------------------------------------
After 1 but within 5 years                                10,878      8.81
---------------------------------------------------
After 5 but within 10 years                               48,836      8.50
---------------------------------------------------
After 10 years                                            12,056      8.50
--------------------------------------------------- ------------  ----------
  Total securities held to maturity                  $    73,370      8.55%
============================================================================

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


     Average deposits grew 6.2% to $6.5 billion during 1999. Average money market accounts and consumer time deposits both grew approximately $135 million. Interest-bearing deposits as a percentage of total deposits remained at over 87% in both 1999 and 1998. Demand deposits on average grew $66.4 million in 1999. See Table 9 for average deposits by type for the three-year period ended December 31, 1999. As noted previously, lower deposit growth has been experienced due to competitive pressures from other investment opportunities available to consumers.

T A B L E  9


                               AVERAGE DEPOSITS
                                (In Thousands)


                                                                  Years Ended December 31
                                      -------------------------------------------------------------------------------
                                                 1999                        1998                      1997
                                      --------------------------   ------------------------   -----------------------
                                          Average       Average       Average      Average       Average      Average
                                          Balance         Rate        Balance        Rate        Balance       Rate
                                      --------------   ---------   ------------   ---------   ------------   --------
Savings and time deposits:
Savings and NOW accounts               $   799,769         .98%       736,548     1.06           691,365        1.27
-----------------------------------
Money market accounts                    1,864,644        3.65      1,729,207     3.72         1,608,929        3.78
-----------------------------------
Time                                     3,011,369        5.20      2,898,500     5.54         2,811,192        5.69
-----------------------------------    -----------        ----      ---------     ----         ---------        ----
  Total savings and time deposits        5,675,782        4.10%     5,364,255     4.34         5,111,486        4.49
-----------------------------------                       ----                    ----                          ----
Demand deposits                            843,247                    776,819                    688,642
-----------------------------------    -----------                  ---------                  ---------
  Total deposits                       $ 6,519,029                  6,141,074                  5,800,128
-----------------------------------    -----------                  ---------                  ---------

     Long-Term Debt and Other Borrowings

     CCB's ratio of average long-term debt to average shareholders' equity increased to 31% from 1998's 25.1% for two reasons. With consumer concerns over the millennium change-over and the potential for large cash withdrawals, we borrowed from the Federal Home Loan Bank of Atlanta ("FHLB") to increase the level of cash in our branches by approximately $90 million at year-end. Secondly, CCB was in the second phase of a stock repurchase program, as discussed below, and required funding for the stock repurchases. Of the $295.9 million of FHLB advances outstanding at December 31, 1999, approximately $225.7 million is due within five years.


Capital Resources

     CCB has had a higher than needed capital position due to acquisitions and strong earnings growth over the past five years. Our ratio of average shareholders' equity to average total assets remains strong at 9.01% and 9.25% for 1999 and 1998, respectively.


     Regulatory Capital

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but may be raised from 100 to 200 basis points based on an individual bank's regulatory examination rating and growth profile. The minimum risk-adjusted capital ratios are 4% for Tier I capital and 8% for total capital. CCB and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. Table 10 discloses CCB's components of capital, risk-adjusted asset information and capital ratios.

T A B L E  10


                        CAPITAL INFORMATION AND RATIOS
                                (In Thousands)


                                         As of December 31
                                 ---------------------------------
                                       1999              1998
                                 ----------------   --------------
Tier I capital                     $    705,586          645,888
------------------------------
Tier II capital:
 Allowable loan loss reserve             76,453           71,890
------------------------------
 Subordinated debt                       19,791           26,388
------------------------------
 Other                                      180              491
------------------------------     ------------          -------
  Total capital                    $    802,010          744,657
------------------------------     ------------          -------
Risk-adjusted assets               $  6,115,397        5,749,904
------------------------------
Average regulatory assets             8,061,860        7,534,208
------------------------------
Tier I capital ratio                      11.54%            11.23
------------------------------
Total capital ratio                       13.11             12.95
------------------------------
Leverage ratio                             8.75              8.57
------------------------------     ------------        ----------

     The Subsidiary Banks also have the highest rating in regards to the FDIC insurance assessment and, accordingly, pay the lowest deposit insurance premium.

 Equity Capital

     CCB's primary source of additional equity capital has historically been the retention of earnings which added $107 million, $80.8 million and $58.7 million to capital in 1999, 1998 and 1997, respectively. Table 11 presents the rate of internal capital growth for each of the five previous years. Our stock repurchase program, discussed below, positively impacted both 1999 and 1998's rates of internal capital growth.

T A B L E  11


                        RATE OF INTERNAL CAPITAL GROWTH



                                                                    Years Ended December 31
                                                 -------------------------------------------------------------
                                                  1999 (1)       1998       1997 (1)     1996 (1)     1995 (1)
                                                 ----------   ----------   ----------   ----------   ---------
Average assets to average equity times           11.10 x          10.81        10.87        11.43       12.17
----------------------------------------------
Return on average assets equals                   1.67%            1.65         1.54         1.42        1.36
----------------------------------------------   -----            -----        -----        -----       -----
Return on average shareholders' equity times     18.57%           17.87        16.76        16.20       16.53
----------------------------------------------
Earnings retained equals                         66.54%           66.67        65.68        69.31       70.21
----------------------------------------------   -----            -----        -----        -----       -----
Rate of internal capital growth                  12.35%           11.91        11.01        11.23       11.61
----------------------------------------------   -----            -----        -----        -----       -----

(1) Excludes the after-tax impact of non-recurring items, as applicable: for 1999, the Credit Card Sale; for 1997, merger-related expense of $13.1 million and gain on sale of subsidiary of $1.4 million; for 1996, the FDIC Special Assessment and the Recapture Tax Benefit; and for 1995, merger-related expense of $7.3 million.
--------------------------------------------------------------------------------
     CCB's common stock is traded on The New York Stock Exchange under the symbol CCB. At December 31, 1999, CCB had approximately 9,400 shareholders of record. See Table 12 for stock prices and dividends during each quarter of 1999 and 1998.

T A B L E  12


                           STOCK PRICES AND DIVIDENDS



                                   Prices                      Cash
                   --------------------------------------    Dividends
                       High           Low         Close      Declared
                   ------------   ----------   ----------   ----------
1999
First Quarter       $   58.88         51.50        54.06       .26
----------------
Second Quarter          59.13         50.94        52.88       .26
----------------
Third Quarter           54.38         40.00        41.63       .29
----------------
Fourth Quarter          48.31         40.13        43.56       .29
----------------
1998
First Quarter           57.00         47.00        55.28       .235
----------------
Second Quarter          56.06         51.75        53.13       .235
----------------
Third Quarter           58.50         46.25        50.38       .26
----------------
Fourth Quarter          57.38         43.13        57.00       .26
----------------    ---------         -----        -----       ----

     During 1998 and continuing into 1999, we undertook a stock repurchase program as a capital management tool. The Board of Directors authorized the repurchase and subsequent retirement of up to 2,000,000 shares of common stock plus any additional purchases needed to retire shares issued in the exercise of options, restricted stock awards, mergers or other corporate purposes. During 1999, 1,509,634 shares were repurchased and retired and 1,391,300 shares were repurchased and retired during 1998. The shares were repurchased at an average cost of $49.68 and $55.06 per share, respectively, in 1999 and 1998. It is anticipated that another share repurchase authorization will be approved in 2000.

     Dividends per share have increased from $.89 in 1997 to $.99 in 1998 to $1.10 in 1999. The 1999 increase continues CCB's 35th consecutive year of annual dividend increases, a record that places CCB first among U.S. banks tracked by Moody's Investors Service. Dividends paid as a percentage of earnings, excluding non-recurring items, equaled 33.53%, 33.45% and 34.36% for the years ended 1999, 1998 and 1997, respectively. CCB's dividend guideline is to pay approximately 30% to 40% of operating earnings in dividends. Management feels that this guideline provides a reasonable cash return to shareholders and at the same time maintains sufficient equity to support future growth and expansion.

     Capital expenditures for new and improved facilities as well as furniture, equipment and computer software amounted to $35 million in 1999, $18.1 million in 1998 and $10.6 million in 1997. There were no significant capital resource commitments at December 31, 1999 other than the operating lease commitments specified in the notes to the Consolidated Financial Statements. Additionally, CCB has budgeted $16.5 million in 2000 for technological improvements and $19.8 million for new or renovated facilities. Technology improvements planned for 2000 include the first phase of our internet banking product and tools to further enhance cross-selling, track profitability of individual customers and measure product profitability.

 Year 2000 Issue

     The Year 2000 Issue resulted from many computer programs having been written using two digit dates rather than four to define the applicable year due to data storage considerations. Since such systems had no accommodation for the full four-digit year, a serious problem was anticipated when "00" was used to identify the Year 2000. Uncorrected, this error could have resulted in system failure or miscalculations causing disruption of operations, including, among other things, an inability to process customer transactions, properly accrue interest income and expense or engage in normal business activities.

     CCB began discussing the Year 2000 Issue more than four years ago and adopted a Year 2000 Strategic Project Plan to address the issue. Our plan followed guidelines outlined by the Federal Financial Institutions Examination Council. In addition to ensuring the proper operation of our own systems, we monitored the remediation efforts of third-party entities and major customers whose own Year 2000 disruptions could have impacted CCB's operations. We utilized in-house project teams and independent consultants in our remediation efforts. Federal regulatory agencies periodically reviewed our Year 2000 conversion efforts and had no adverse criticism. CCB completed the Year 2000 project by the end of June 1999.

     Due to our comprehensive remediation efforts and the successful remediation efforts of third-party entities, CCB has not experienced any Year 2000 rollover problems to date. The Year 2000 project has cost $5.7 million, of which $2.3 million was attributable to the purchase of capitalizable software and hardware. During 1999 and 1998, CCB incurred $1.1 million and $2.2 million of non-capitalizable expense attributable to the Year 2000 project. Total non-capitalizable expense incurred prior to 1998 was less than $75,000. Management anticipates less than $200,000 to be incurred during 2000. The Year 2000 project team will monitor the leap year rollover on February 29th and the year-end rollover to 2001.


Asset Quality

     Nonperforming assets (nonaccrual loans, other real estate acquired through loan foreclosures and restructured loans) and risk assets (nonperforming assets plus accruing loans 90 days or more past due) at the end of each of the previous five years are presented in Table 13. During 1999, a $2 million credit moved from nonaccrual status to restructured status and a $700,000 credit previously categorized as restructured was paid out. Foreclosed real estate increased $2.1 million from 1998's level due primarily to foreclosure on a $1.9 million credit. Risk assets to total assets were .30%, .31% and .30% at December 31, 1999, 1998 and 1997, respectively. Our reserve for loan losses to risk assets was 3.14 times at December 31, 1999 compared to 3.03 times and 3.20 times at December 31, 1998 and 1997, respectively. In addition to the total risk assets disclosed in Table 13, management has identified $2.4 million of loans whose borrowers have possible credit problems that cause serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

T A B L E  13


                         Nonperforming and Risk Assets
                                (In Thousands)


                                                                                              As of December 31
                                                                              -------------------------------------------------
                                                                                   1999         1998        1997        1996
                                                                              ------------- ----------- ----------- -----------
Nonaccrual loans (1)                                                          $ 15,950         16,761      16,088      15,752
-----------------------------------------------------------------------------
Other real estate acquired through loan foreclosures                            2,872             791         845       2,469
-----------------------------------------------------------------------------
Restructured loans                                                              2,251             739         784         838
----------------------------------------------------------------------------- --------         ------      ------      ------
Total nonperforming assets                                                     21,073          18,291      17,717      19,059
-----------------------------------------------------------------------------
Accruing loans 90 days or more past due                                         3,555           5,889       3,423       3,066
----------------------------------------------------------------------------- --------         ------      ------      ------
Total risk assets                                                             $ 24,628         24,180      21,140      22,125
----------------------------------------------------------------------------- --------         ------      ------      ------
Ratio of nonperforming assets to:
 Loans outstanding and other real estate acquired through loan foreclosures       .35%             .33         .35         .40
-----------------------------------------------------------------------------
 Total assets                                                                     .26              .24         .25         .28
-----------------------------------------------------------------------------
Ratio of total risk assets to:
 Loans outstanding and other real estate acquired through loan foreclosures       .41              .44         .41         .47
-----------------------------------------------------------------------------
 Total assets                                                                     .30              .31         .30         .32
-----------------------------------------------------------------------------
Reserve for loan losses to total risk assets                                  3.14 x              3.03        3.20        2.77
-----------------------------------------------------------------------------



                                                                                 As of
                                                                               December 31
                                                                              ------------
                                                                                  1995
                                                                              -----------
Nonaccrual loans (1)                                                             17,518
-----------------------------------------------------------------------------
Other real estate acquired through loan foreclosures                              3,198
-----------------------------------------------------------------------------
Restructured loans                                                                  915
-----------------------------------------------------------------------------    ------
Total nonperforming assets                                                       21,631
-----------------------------------------------------------------------------
Accruing loans 90 days or more past due                                           4,120
-----------------------------------------------------------------------------    ------
Total risk assets                                                                25,751
-----------------------------------------------------------------------------    ------
Ratio of nonperforming assets to:
 Loans outstanding and other real estate acquired through loan foreclosures          .51
-----------------------------------------------------------------------------
 Total assets                                                                        .33
-----------------------------------------------------------------------------
Ratio of total risk assets to:
 Loans outstanding and other real estate acquired through loan foreclosures          .60
-----------------------------------------------------------------------------
 Total assets                                                                        .39
-----------------------------------------------------------------------------
Reserve for loan losses to total risk assets                                        2.14
-----------------------------------------------------------------------------

(1) For the years ended December 31, 1999, 1998 and 1997, gross interest income that would have been recorded during the year on the nonaccrual loans listed above, if the loans had been current in accordance with their original terms, would have amounted to approximately $1,307,000 in 1999, $1,138,000 in 1998 and $1,055,000 in 1997. Gross interest income included in net income on these nonaccrual loans amounted to approximately
    $322,000, $288,000 and $171,000 for the years ended December 31, 1999,
    1998, and 1997, respectively. These amounts also include interest from prior years collected during the respective years.
--------------------------------------------------------------------------------
     Our general nonaccrual policy is to place business credits in a nonaccrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is 90 days or more past due (unless determined that the collectibility is not reasonably considered in doubt). Generally, instalment loans to individuals and revolving credit accounts past due more than 90 and 120 days, respectively, are charged-off.

     Loans are considered impaired if it is probable that we will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on discounted cash flows or the fair value of the collateral for a collateral-dependent loan. Any impairment losses are recognized through charges to the reserve for loan losses. At December 31, 1999 and 1998, impaired loans amounted to $8.9 million and $15.8 million, respectively. Impaired loans totaling $6.5 million were not accruing interest at December 31, 1999 and $9 million were not accruing interest at December 31, 1998. The related reserve for loan losses on these loans amounted to $1.9 million and $2.6 million at December 31, 1999 and 1998, respectively.

     Table 14 presents a summary of loss experience and the reserve for loan losses for the previous five years. In conjunction with 1999's decrease in actual charge-offs, charge-offs as a percentage of average loans fell 4 basis points to .16%. Net charge-offs in the five-year period ended 1999 occurred primarily in revolving credit and instalment loans to individuals. The percentage of net charge-offs to average loans for revolving credit was higher in 1999 because delinquent accounts were not included in the Credit Card Sale. In the third quarter of 1999, the majority of those accounts were charged-off. We anticipate decreased revolving credit charge-offs in 2000. As part of the Credit Card Sale, we decreased our loan loss reserve by $2 million. The Stone Street acquisition added $886,000 to the reserve for loan losses.

T A B L E  14

                        Summary of Loan Loss Experience
                        and the Reserve for Loan Losses
                                (In Thousands)

                                                                                        Years Ended December 31
                                                                       ---------------------------------------------------------
                                                                             1999           1998          1997          1996
                                                                       --------------- ------------- ------------- -------------
Balance at beginning of year                                             $    73,182        67,594        61,257        55,114
----------------------------------------------------------------------
Loan losses charged to reserve:
 Commercial, financial and agricultural                                         (488)         (269)         (673)         (438)
----------------------------------------------------------------------
 Real estate -- construction                                                     (22)         (111)          (25)          (38)
----------------------------------------------------------------------
 Real estate -- mortgage                                                        (548)         (424)         (545)         (869)
----------------------------------------------------------------------
 Instalment loans to individuals                                              (5,987)       (4,971)       (4,514)       (5,136)
----------------------------------------------------------------------
 Revolving credit                                                             (5,519)       (7,066)       (7,344)       (7,633)
----------------------------------------------------------------------
 Lease financing                                                                 (17)          (68)          (43)         (166)
----------------------------------------------------------------------   -----------        ------        ------        ------
   Total loan losses charged to reserve                                      (12,581)      (12,909)      (13,144)      (14,280)
----------------------------------------------------------------------   -----------       -------       -------       -------
Recoveries of loans previously charged-off:
 Commercial, financial and agricultural                                          467            51            63           445
----------------------------------------------------------------------
 Real estate -- construction                                                       9            64            41            61
----------------------------------------------------------------------
 Real estate -- mortgage                                                          81           143           136           305
----------------------------------------------------------------------
 Instalment loans to individuals                                               1,391           842         1,431         1,127
----------------------------------------------------------------------
 Revolving credit                                                              1,490         1,490         1,339         1,083
----------------------------------------------------------------------
 Lease financing                                                                  12            23            95            41
----------------------------------------------------------------------   -----------       -------       -------       -------
   Total recoveries of loans previously charged-off                            3,450         2,613         3,105         3,062
----------------------------------------------------------------------   -----------       -------       -------       -------
Net charge-offs                                                               (9,131)      (10,296)      (10,039)      (11,218)
----------------------------------------------------------------------
Provision charged to operations                                               14,296        15,884        16,376        17,361
----------------------------------------------------------------------
Reserves related to credit card receivables sold                              (1,967)           --            --            --
----------------------------------------------------------------------
Reserves related to acquired financial institution                               886            --            --            --
----------------------------------------------------------------------   -----------       -------       -------       -------
Balance at end of year                                                   $    77,266        73,182        67,594        61,257
----------------------------------------------------------------------   -----------       -------       -------       -------
Loans outstanding at end of year                                         $ 5,954,184     5,487,337     5,093,569     4,745,663
----------------------------------------------------------------------
Ratio of reserve for loan losses to loans outstanding at end of year            1.30%          1.33          1.33          1.29
----------------------------------------------------------------------
Average loans outstanding                                                $ 5,587,527     5,276,042     4,877,187     4,464,026
----------------------------------------------------------------------
Ratio of net charge-offs of loans to average loans:
  Total                                                                          .16%           .20           .21           .25
----------------------------------------------------------------------
  Excluding revolving credit                                                     .09            .09           .09           .11
----------------------------------------------------------------------
  Revolving credit                                                              3.09           2.66          2.87          2.85
----------------------------------------------------------------------   -----------     ----------    ----------    ----------



                                                                        Years Ended
                                                                        December 31
                                                                       -------------
                                                                            1995
                                                                       -------------
Balance at beginning of year                                                50,902
----------------------------------------------------------------------
Loan losses charged to reserve:
 Commercial, financial and agricultural                                       (343)
----------------------------------------------------------------------
 Real estate -- construction                                                  (392)
----------------------------------------------------------------------
 Real estate -- mortgage                                                      (328)
----------------------------------------------------------------------
 Instalment loans to individuals                                            (3,337)
----------------------------------------------------------------------
 Revolving credit                                                           (4,334)
----------------------------------------------------------------------
 Lease financing                                                               (71)
----------------------------------------------------------------------      ------
   Total loan losses charged to reserve                                     (8,805)
----------------------------------------------------------------------      ------
Recoveries of loans previously charged-off:
 Commercial, financial and agricultural                                        176
----------------------------------------------------------------------
 Real estate -- construction                                                    38
----------------------------------------------------------------------
 Real estate -- mortgage                                                        77
----------------------------------------------------------------------
 Instalment loans to individuals                                               680
----------------------------------------------------------------------
 Revolving credit                                                            1,024
----------------------------------------------------------------------
 Lease financing                                                                15
----------------------------------------------------------------------      ------
   Total recoveries of loans previously charged-off                          2,010
----------------------------------------------------------------------      ------
Net charge-offs                                                             (6,795)
----------------------------------------------------------------------
Provision charged to operations                                             11,007
----------------------------------------------------------------------
Reserves related to credit card receivables sold                                --
----------------------------------------------------------------------
Reserves related to acquired financial institution                              --
----------------------------------------------------------------------      ------
Balance at end of year                                                      55,114
----------------------------------------------------------------------      ------
Loans outstanding at end of year                                         4,267,175
----------------------------------------------------------------------
Ratio of reserve for loan losses to loans outstanding at end of year           1.29
----------------------------------------------------------------------
Average loans outstanding                                                4,113,207
----------------------------------------------------------------------
Ratio of net charge-offs of loans to average loans:
  Total                                                                         .17
----------------------------------------------------------------------
  Excluding revolving credit                                                    .09
----------------------------------------------------------------------
  Revolving credit                                                             1.73
----------------------------------------------------------------------   ----------

     Management performs a detailed analysis of the loan portfolio to determine the adequacy of the reserve for loan losses. The reserve is comprised of allocated and unallocated portions. An allocation of the reserve for loan losses as of the end of the previous five years is presented in Table 15.

T A B L E  15

                   ALLOCATION OF THE RESERVE FOR LOAN LOSSES
                                (In Thousands)

                                                                        As of December 31
                                         ---------------------------------------------------------------------
                                                  1999                   1998                   1997
                                         ---------------------- ---------------------- ----------------------
                                            Amount      % of       Amount      % of       Amount      % of
                                              of        Loans        of        Loans        of        Loans
                                           Reserve     in Each    Reserve     in Each    Reserve     in Each
                                          Allocated   Category   Allocated   Category   Allocated   Category
                                         ----------- ---------- ----------- ---------- ----------- ----------
Commercial, financial and agricultural    $ 13,348       11.7%     13,085       12.5       8,492       13.5
----------------------------------------
Real estate -- construction                 10,297       19.3       8,850       16.5       4,420       14.4
----------------------------------------
Real estate -- mortgage                      3,734       57.2       4,969       57.3       4,339       57.2
----------------------------------------
Instalment loans to individuals             16,248        9.6      13,901        8.9      10,648        9.9
----------------------------------------
Revolving credit                             2,948        1.0      10,270        3.9       8,507        4.2
----------------------------------------
Lease financing                                592        1.2         463         .9         319         .8
----------------------------------------
Unallocated portion of reserve              30,099         --      21,644        --       30,869        --
----------------------------------------  --------      -----      ------      -----      ------      -----
 Total                                    $ 77,266      100.0%     73,182      100.0      67,594      100.0
----------------------------------------  --------      -----      ------      -----      ------      -----



                                                As of December 31
                                         -------------------------------------------
                                                 1996                   1995
                                         --------------------- ---------------------
                                            Amount     % of       Amount      % of
                                              of       Loans        of       Loans
                                           Reserve    in Each    Reserve    in Each
                                          Allocated  Category   Allocated   Category
                                         ----------  --------- ----------- ---------
Commercial, financial and agricultural       9,955      11.6       6,113       14.8
----------------------------------------
Real estate -- construction                  2,584      13.3       3,185       11.8
----------------------------------------
Real estate -- mortgage                      7,034      54.8       9,823       53.4
----------------------------------------
Instalment loans to individuals              9,743      15.6       5,185       13.9
----------------------------------------
Revolving credit                             5,937       4.1       4,929        5.4
----------------------------------------
Lease financing                                314        .6         240         .7
----------------------------------------
Unallocated portion of reserve              25,690       --       25,639        --
----------------------------------------    ------     -----      ------      -----
 Total                                      61,257     100.0      55,114      100.0
----------------------------------------    ------     -----      ------      -----

     The allocated reserve consists of specific as well as general allocations. Specific loan loss allocations are determined for significant credits where management believes that a risk of loss exists. A key tool in controlling loan losses is CCB's loan grading system that begins at the inception of the credit relationship. Under this grading system, substantially all credit relationships greater than $100,000 (excluding residential mortgage and home equity lines) are assigned grades that direct the timing and intensity of loan review activity throughout the life of the relationship. All significant relationships are reviewed at least annually. Relationships that have the lowest grade are reviewed each thirty days. All relationships in excess of $100,000 which have been internally classified as "Special Mention", "Substandard" or "Loss" are evaluated individually for their potential loss; factors such as collateral value and guarantor strength are included in the evaluation process. In addition, general allocations are determined for each loan type by assigning a risk factor to compute their respective loss reserve. The risk factors have been developed using historical loss levels, economic trends, market conditions and other factors. The allocated reserve is determined as a result of this analysis which includes the specific and general reserves discussed above. Management considers the following risk factors: historical charge-off rates, recent trends in consumer debt levels, consumer bankruptcy rates nationally and in our market areas and other pertinent factors. Management reviews risk assets and charge-offs by loan type on a monthly basis.

     For the unallocated portion of the reserve for loan losses, management determines the appropriate reserve to provide for losses inherent in the loan portfolio and for unfavorable credit events that have occurred for specific borrowers of which management is not yet aware. Factors considered in management's determination of the appropriate level of unallocated reserve are general economic and lending trends.

     Management believes that the reserve for loan losses is adequate to absorb estimated probable losses inherent in the loan portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the reserve for loan losses based on information available at the examination date.



Liquidity and Interest-Sensitivity

     Liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends, debt service and other commitments and operate the organization on an ongoing basis. Funds are primarily provided by our Subsidiary Banks through financial resources from operating activities, expansion of the deposit base, borrowing funds in money market operations and through the sale or maturity of assets.

     Net cash provided by operating activities and deposits from customers have been the primary sources of liquidity for CCB. Historically, average certificates of deposit in denominations of $100,000 or more have comprised a relatively small percentage of average total deposits, 6.3% in 1999 versus 7.4% in 1998. These deposits fell on average $22.1 million from 1998 to 1999. Management intentionally places low reliance on the higher-cost large certificates of deposit because of the availability of less expensive sources of funding and considers them a secondary source of liquidity that can be obtained as needed.

     At December 31, 1999, certificates of deposit in amounts of $100,000 or more totaled $422.3 million compared to $452.8 million at December 31, 1998. During 1999, the maximum month-end balance for certificates of deposit in amounts of $100,000 or more was $473.3 million. The following is a remaining maturity schedule of these deposits at December 31, 1999 (in thousands):



                                           Over 3        Over 6
                             3 Months      Through      Through
                              or Less     6 Months     12 Months       Total
                            ----------   ----------   -----------   -----------
  Jumbo deposits             $209,982     107,318      104,980       $422,280

     For both 1999 and 1997, the Subsidiary Banks were net short-term borrowers as average short-term liabilities exceeded average short-term investments by $13.8 million and $119.7 million, respectively, due to high loan demand. In 1998, the Subsidiary Banks were net short-term lenders due to the interest rate environment; the Subsidiary Banks received higher than normal paydowns on mortgage-backed securities due to lower interest rates, excess funds were not reinvested in longer-term investment securities due to the flat yield curve and longer-term borrowings at attractive interest rates were available.

     Correspondent relationships are maintained with several larger banks enabling the Subsidiary Banks to purchase federal funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and CCB Bank's line of credit maintained with the FHLB. This line of credit is secured by a blanket collateral agreement on CCB Bank's mortgage loan portfolio.

     Maturities of securities held for investment and sales and maturities of securities categorized as available for sale are other sources of liquidity. Securities with carrying values of $170.6 million mature in 2000. Securities classified as available for sale are considered in our asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

     Liquidity at the Parent Company level is provided through cash dividends from the Subsidiary Banks and the capacity of the Parent Company to raise additional borrowed funds as needed. At December 31, 1999, the Parent Company had an unused $50 million credit agreement with a financial institution. The credit agreement is unsecured and expires in November 2001.

     In addition to ensuring adequate liquidity, CCB is concerned with interest-sensitivity management to avoid significant net interest margin fluctuations while promoting consistent net income increases during periods of changing interest rates. Responsibility for both liquidity and interest-sensitivity management rests with the Asset/Liability Management Committee ("ALCO") comprised of senior management. ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates. Determining and monitoring the appropriate balance between interest-sensitive assets and interest-sensitive liabilities and the impact on earnings of changes in interest rates is accomplished through ALCO's use of Gap Analysis and Simulation Analysis.

     Gap Analysis measures the interest-sensitivity of assets and liabilities at a given point in time. The interest-sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. Prepayments of loans and certain investment securities and early withdrawals of deposits represent options which may or may not be exercised and thus are not considered in the Gap Analysis. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 10% of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of CCB's interest-sensitivity position at December 31, 1999 is presented in Table 16. At December 31, 1999, CCB had a cumulative "negative gap" (interest-sensitive liabilities exceeding interest-sensitive assets) of $712.4 million or 9.23% of total earning assets over a twelve-month horizon. The ratio of interest-sensitive assets to interest-sensitive liabilities was .83x. Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis.

T A B L E  16
                       Interest-Sensitivity Analysis (1)
                                (In Thousands)

                                                                            As of December 31, 1999
                                                      --------------------------------------------------------------------
                                                                                                               6 Month
                                                           30 Day        60 Day      90 Day      6 Month      to 1 Year
                                                         Sensitive     Sensitive   Sensitive    Sensitive     Sensitive
                                                      --------------- ----------- ----------- ------------- -------------
Earning assets:
Time deposits in other banks                              $   62,920         --          --            --           100
-----------------------------------------------------
Federal funds sold and other short-term investments          37,918          --          --            --            --
-----------------------------------------------------
Investment securities (2)                                    80,199      52,262      48,151       111,422        90,623
-----------------------------------------------------
Loans                                                    1,343,041      537,260      92,211       300,597       614,524
-----------------------------------------------------    -----------    -------      ------       -------       -------
  Total earning assets                                  $1,524,078      589,522     140,362       412,019       705,247
-----------------------------------------------------   ------------    -------     -------       -------       -------
Interest-bearing liabilities:
Savings deposits                                        $1,188,035      170,046      19,352        58,056       116,112
-----------------------------------------------------
Other time deposits                                       221,577       178,495     194,489       836,604       769,056
-----------------------------------------------------
Short-term borrowed funds                                 329,670            --          --            --            --
-----------------------------------------------------
Long-term debt                                              2,050             4           5            15            31
-----------------------------------------------------   ------------    -------     -------       -------       -------
  Total interest-bearing liabilities                    $1,741,332      348,545     213,846       894,675       885,199
-----------------------------------------------------   ------------    -------     -------       -------       -------
Interest-sensitivity gap                               $ (217,254)      240,977     (73,484)     (482,656)     (179,952)
-----------------------------------------------------  -------------    -------     -------      --------      --------
Cumulative gap                                         $ (217,254)       23,723     (49,761)     (532,417)     (712,369)
-----------------------------------------------------  -------------    -------     -------      --------      --------
Cumulative ratio of interest-sensitive assets
 interest-sensitive liabilities                       .88 x                 1.01         .98           .83           .83
----------------------------------------------------- --------------    --------    --------     ---------     ---------
Cumulative gap to total earning assets                     (2.82)%           .31       (.65)        (6.90)        (9.23)
----------------------------------------------------- --------------    --------    --------     ---------     ---------



                                                             As of December 31, 1999
                                                      --------------------------------------
                                                                        Non-
                                                          Total       Interest
                                                        Sensitive    Sensitive      Total
                                                      ------------- ----------- ------------
Earning assets:
Time deposits in other banks                               63,020           --      63,020
-----------------------------------------------------
Federal funds sold and other short-term investments        37,918           --      37,918
-----------------------------------------------------
Investment securities (2)                                 382,657    1,276,085   1,658,742
-----------------------------------------------------
Loans                                                   2,887,633    3,066,551   5,954,184
-----------------------------------------------------   ---------    ---------   ---------
  Total earning assets                                  3,371,228    4,342,636   7,713,864
-----------------------------------------------------   ---------    ---------   ---------
Interest-bearing liabilities:
Savings deposits                                        1,551,601    1,195,763   2,747,364
-----------------------------------------------------
Other time deposits                                     2,200,221      936,051   3,136,272
-----------------------------------------------------
Short-term borrowed funds                                 329,670           --     329,670
-----------------------------------------------------
Long-term debt                                              2,105      326,817     328,922
-----------------------------------------------------   ---------    ---------   ---------
  Total interest-bearing liabilities                    4,083,597    2,458,631   6,542,228
-----------------------------------------------------   ---------    ---------   ---------
Interest-sensitivity gap                                 (712,369)
-----------------------------------------------------   ---------
Cumulative gap
-----------------------------------------------------
Cumulative ratio of interest-sensitive assets
 interest-sensitive liabilities
-----------------------------------------------------
Cumulative gap to total earning assets
-----------------------------------------------------

(1) Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market adjustment of $(22,252,000) for available for sale securities is not included.
--------------------------------------------------------------------------------
     Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates for CCB under multiple interest rate scenarios.
To measure the sensitivity of CCB's earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the "base case" simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the "base case" simulation. The model assumes an immediate parallel shift in the interest rate environment. As a matter of policy, ALCO has stated that the maximum negative impact to net income from a positive or negative 100 basis point change in interest rates over a 12-month period should not exceed 6%, which was achieved during 1999 and 1998. At December 31, 1999, earnings sensitivity was well under this guideline as a 100 basis point increase is projected to decrease net income 2.1% and a 100 basis point decrease is projected to decrease net income 1.2%. The model's projection of net income decreasing whether interest rates rise or fall is due primarily to the impact of issuer calls of investment securities. In a falling interest rate environment, issuer calls of higher-yielding securities produce excess cash that would be re-invested at the lower rates available on the market. In a rising interest rate environment, maturities of lower-yielding callable securities extend and less cash is generated for re-investment at the higher market rates available. ALCO in practice manages earnings sensitivity, however, with a targeted goal of only a 2% to 3% impact on net income. As of December 31, 1999, management believes that it has accomplished its objective to avoid material negative changes in net income resulting from possible future changes in interest rates. Projected percentage changes in net income brought about by changes in interest rates are not material relative to CCB's net income. If simulation results show that earnings sensitivity exceeds the targeted limit, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.

     Management uses both on- and off-balance sheet strategies to manage the balance sheet. The most efficient and cost-effective method of on-balance sheet management is creating desired maturity and repricing streams through the tactical pricing of interest-earning and interest-bearing on-balance sheet products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure a proper mix of fixed and variable rate products. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of our funding sources. As of year-end, approximately 22.6% of all loans reprice or mature within 30 days. See Table 7 for additional detail regarding loan maturity and sensitivity to changes in interest rates at December 31, 1999.

     Within CCB's overall interest rate risk management strategy, off-balance sheet derivatives have been and may be used in the future as a cost- and capital-efficient way to manage interest rate sensitivity by modifying the repricing or maturity of on-balance sheet assets or liabilities. As of December 31, 1999, CCB had off-balance sheet derivative financial instruments in the form of interest rate swaps (basis swaps) with notional principal of $200 million. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating interest payments between the counterparties. The interest rate swaps were entered into in July 1999 and April 1998 and have two-year terms. The purpose of entering into the interest rate swaps was to synthetically convert U.S. Treasury-based liabilities into prime rate-based liabilities and to lock-in a favorable spread between the two indices. Interest payments received on these financial instruments had a small positive impact on interest expense for 1999 and a small negative impact for 1998. CCB was party to another basis swap for $100 million that expired during 1999; the basis swap entered into in July replaced it. Our derivatives provide for the quarterly exchange of interest payments between counterparties. We have credit risk when amounts receivable from our counterparties exceed the amount payable. Therefore, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Furthermore, potential credit risk resulting from a counterparty's nonperformance is monitored through routine review of the counterparty's financial ratings. Accordingly, we believe the amount of off-balance sheet credit risk exposure is minimal.

     CCB has not experienced any liquidity problems in the past. Considering today's environment, ensuring adequate liquidity is more of a challenge but management believes it has adequate resources available. Reliance will continue to be placed on the same funding sources, primarily financial resources provided by operating activities and expansion of the "core" deposit base. Management will continue to monitor CCB's interest-sensitivity position with goals of ensuring adequate liquidity while at the same time seeking profitable spreads between the yields on funding uses and the rates paid for funding sources. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of CCB's funding sources. Management will continue to monitor CCB's interest rate risk position to minimize the adverse impact on earnings caused by changes in interest rates.


Other Accounting Matters

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133, as amended, and has not determined the timing of or method of adoption of the Statement.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

     CCB's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of CCB's loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. CCB does not maintain a trading account nor is CCB subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with ALCO, comprised of senior management. ALCO regularly reviews CCB's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines. See "Liquidity and Interest Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information about market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                              Page
                                                                                              -
(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:
CCB Financial Corporation and Subsidiaries:
  Consolidated Balance Sheets at December 31, 1999 and 1998 ..............................     30
  Consolidated Statements of Income for each of the years in the three-year period
   ended December 31, 1999 ...............................................................     31
  Consolidated Statements of Shareholders' Equity and Comprehensive Income for each
   of the years in the three-year period ended December 31, 1999 .........................     32
  Consolidated Statements of Cash Flows for each of the years in the three-year period
  ended December 31, 1999 ................................................................     33
  Notes to Consolidated Financial Statements .............................................     34
Report of Management Regarding Responsibility for Financial Statements ...................     54
Independent Auditors' Report .............................................................     55
(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:
    Quarterly Financial Data .............................................................     52

                  CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                          Consolidated Balance Sheets
                          December 31, 1999 and 1998


                                                                                               1999            1998
                                                                                          --------------   ------------
                                                                                          (In Thousands Except for Share
                                                                                                      Data)
Assets:
Cash and due from banks (note 3)                                                            $  300,051        250,922
---------------------------------------------------------------------------------------     ----------        -------
Time deposits in other banks                                                                    63,020         59,529
---------------------------------------------------------------------------------------     ----------        -------
Federal funds sold and other short-term investments                                             37,918        430,000
---------------------------------------------------------------------------------------     ----------        -------
Investment securities (notes 4 and 8):
 Available for sale (amortized cost of $1,585,372 and $1,262,477)                            1,563,120      1,284,198
---------------------------------------------------------------------------------------     ----------      ---------
 Held to maturity (market values of $75,448 and $85,277)                                        73,370         80,189
---------------------------------------------------------------------------------------     ----------      ---------
Loans (notes 5, 8 and 9)                                                                     5,954,184      5,487,337
---------------------------------------------------------------------------------------
 Less reserve for loan losses (note 6)                                                          77,266         73,182
---------------------------------------------------------------------------------------     ----------      ---------
  Net loans                                                                                  5,876,918      5,414,155
---------------------------------------------------------------------------------------     ----------      ---------
Premises and equipment (notes 7 and 9)                                                         113,858         92,770
---------------------------------------------------------------------------------------
Other assets (notes 5 and 13)                                                                  158,043        128,590
---------------------------------------------------------------------------------------     ----------      ---------
  Total assets                                                                              $8,186,298      7,740,353
---------------------------------------------------------------------------------------     ----------      ---------
Liabilities:
Deposits:
 Demand (noninterest-bearing)                                                               $  833,389        854,938
---------------------------------------------------------------------------------------
 Savings and NOW accounts                                                                      852,265        863,920
---------------------------------------------------------------------------------------
 Money market accounts                                                                       1,895,099      1,784,091
---------------------------------------------------------------------------------------
 Jumbo certificates of deposit (note 8)                                                        422,280        452,808
---------------------------------------------------------------------------------------
 Time deposits (note 8)                                                                      2,713,992      2,504,007
---------------------------------------------------------------------------------------     ----------      ---------
  Total deposits                                                                             6,717,025      6,459,764
---------------------------------------------------------------------------------------
Short-term borrowed funds (note 8)                                                             329,670        288,256
---------------------------------------------------------------------------------------
Long-term debt (note 9)                                                                        328,922        216,695
---------------------------------------------------------------------------------------
Other liabilities (notes 10 and 13)                                                             90,720         87,744
---------------------------------------------------------------------------------------     ----------      ---------
  Total liabilities                                                                          7,466,337      7,052,459
---------------------------------------------------------------------------------------     ----------      ---------
Shareholders' equity (notes 4, 11 and 15):
Serial preferred stock. Authorized 10,000,000 shares; none issued                                   --             --
---------------------------------------------------------------------------------------
Common stock of $5 par value. Authorized 100,000,000 shares; 39,579,808 and 40,345,214 shares
 issued in 1999 and 1998, respectively                                                         197,900        201,726
---------------------------------------------------------------------------------------
Additional paid-in capital                                                                      29,690         73,771
---------------------------------------------------------------------------------------
Retained earnings                                                                              506,092        399,066
---------------------------------------------------------------------------------------
Accumulated comprehensive income (loss)                                                        (13,721)        13,331
---------------------------------------------------------------------------------------     ----------      ---------
  Total shareholders' equity                                                                   719,961        687,894
---------------------------------------------------------------------------------------     ----------      ---------
  Total liabilities and shareholders' equity                                                $8,186,298      7,740,353
---------------------------------------------------------------------------------------     ----------      ---------

Commitments and contingencies (note 14)


See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1999, 1998 and 1997


                                                                         1999            1998         1997
                                                                    --------------   -----------   ----------
                                                                      (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans                                             $478,908        470,664      442,618
-----------------------------------------------------------------
Interest and dividends on investment securities:
 U.S. Treasury                                                          23,127          27,502       31,546
-----------------------------------------------------------------
 U.S. Government agencies and corporations                              65,255          53,117       55,613
-----------------------------------------------------------------
 States and political subdivisions (primarily tax-exempt)                4,360           4,738        4,840
-----------------------------------------------------------------
 Equity and other securities                                             3,147           3,135        3,070
-----------------------------------------------------------------
Interest on time deposits in other banks                                 2,750           2,377        2,716
-----------------------------------------------------------------
Interest on federal funds sold and other short-term investments         12,052          15,893       10,060
-----------------------------------------------------------------      --------        -------      --------
  Total interest income                                                589,599         577,426      550,463
-----------------------------------------------------------------      --------        -------      --------
Interest expense:
Deposits                                                               232,767         232,609      229,600
-----------------------------------------------------------------
Short-term borrowed funds (note 8)                                      12,016          11,822       15,371
-----------------------------------------------------------------
Long-term debt (note 9)                                                 12,764          10,131        5,128
-----------------------------------------------------------------      --------        -------      --------
  Total interest expense                                               257,547         254,562      250,099
-----------------------------------------------------------------      --------        -------      --------
Net interest income                                                    332,052         322,864      300,364
-----------------------------------------------------------------
Provision for loan losses (note 6)                                      14,296          15,884       16,376
-----------------------------------------------------------------      --------        -------      --------
Net interest income after provision for loan losses                    317,756         306,980      283,988
-----------------------------------------------------------------      --------        -------      --------
Other income:
Service charges on deposit accounts                                     61,831          54,117       44,937
-----------------------------------------------------------------
Trust and custodian fees                                                12,574          10,221        8,415
-----------------------------------------------------------------
Sales and insurance commissions                                         12,806          10,835        9,433
-----------------------------------------------------------------
Merchant discount                                                       11,866           8,826        7,017
-----------------------------------------------------------------
Secondary marketing and servicing of mortgages                           9,131          12,865        8,179
-----------------------------------------------------------------
Accretion of negative goodwill from acquisitions                         3,356           3,356        3,356
-----------------------------------------------------------------
Other operating                                                         12,675          10,683       11,582
-----------------------------------------------------------------
Gain on sale of credit card receivables                                 32,837              --           --
-----------------------------------------------------------------
Investment securities gains (note 4)                                     1,381           2,205          578
-----------------------------------------------------------------
Investment securities losses (note 4)                                         (3)          (27)         (98)
-----------------------------------------------------------------      ----------      -------      --------
  Total other income                                                   158,454         113,081       93,399
-----------------------------------------------------------------      ---------       -------      --------
Other expenses:
Personnel (note 10)                                                    136,305         124,419      114,572
-----------------------------------------------------------------
Net occupancy (note 14)                                                 17,331          15,890       15,595
-----------------------------------------------------------------
Equipment (note 14)                                                     17,713          14,522       12,867
-----------------------------------------------------------------
Merger-related expense (note 2)                                             --              --       17,916
-----------------------------------------------------------------
Other operating (note 12)                                               72,687          75,386       65,248
-----------------------------------------------------------------      ---------       -------      --------
  Total other expenses                                                 244,036         230,217      226,198
-----------------------------------------------------------------      ---------       -------      --------
Income before income taxes                                             232,174         189,844      151,189
-----------------------------------------------------------------
Income taxes (note 13)                                                  81,351          68,632       55,765
-----------------------------------------------------------------      ---------       -------      --------
Net income                                                             $150,823        121,212       95,424
-----------------------------------------------------------------      ---------       -------      --------
Earnings per common share (note 11):
  Basic                                                                $  3.77             2.96         2.31
-----------------------------------------------------------------
  Diluted                                                                 3.74             2.93         2.28
-----------------------------------------------------------------
Weighted average shares outstanding (note 11):
  Basic                                                                 39,944          40,898       41,438
-----------------------------------------------------------------
  Diluted                                                               40,315          41,409       41,947
-----------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
                 Years Ended December 31, 1999, 1998 and 1997



                                                                 Common
                                                                 Stock
                                                            ---------------
Balance December 31, 1996                                      $206,338
Net income                                                          --
-----------------------------------------------------------
Other comprehensive income --
 Unrealized gains on securities, net of deferred tax
  expense of $3,956 and reclassification adjustment
  (note 4)                                                          --
-----------------------------------------------------------
   Total comprehensive income
-----------------------------------------------------------
Restricted stock transactions, net (note 10)                        54
-----------------------------------------------------------
Stock options exercised, net of shares tendered (note 10)        1,377
-----------------------------------------------------------
Earned portion of management recognition plan
 (note 10)                                                          --
-----------------------------------------------------------
Other transactions, net                                             (5)
-----------------------------------------------------------
Cash dividends ($.89 per share)                                     --
-----------------------------------------------------------    ---------
Balance December 31, 1997                                      207,764
Net income                                                          --
-----------------------------------------------------------
Other comprehensive loss --
 Unrealized losses on securities, net of deferred tax
  benefit of $484 and reclassification adjustment
  (note 4)                                                          --
-----------------------------------------------------------
   Total comprehensive income
-----------------------------------------------------------
Restricted stock transactions, net (note 10)                        42
-----------------------------------------------------------
Stock options exercised, net of shares tendered (note 10)          879
-----------------------------------------------------------
Earned portion of management recognition plan
 (note 10)                                                          --
-----------------------------------------------------------
Purchase and retirement of shares                               (6,957)
-----------------------------------------------------------
Other transactions, net                                             (2)
-----------------------------------------------------------
Cash dividends ($.99 per share)                                     --
-----------------------------------------------------------    ---------
Balance December 31, 1998                                      201,726
Net income                                                          --
-----------------------------------------------------------
Other comprehensive loss --
 Unrealized losses on securities, net of deferred tax
  benefit of $16,920 and reclassification adjustment
  (note 4)                                                          --
-----------------------------------------------------------
   Total comprehensive income
-----------------------------------------------------------
Restricted stock transactions, net (note 10)                         9
-----------------------------------------------------------
Stock options exercised, net of shares tendered (note 10)          486
-----------------------------------------------------------
Shares issued in acquisition (note 2)                            3,228
-----------------------------------------------------------
Purchase and retirement of shares                               (7,548)
-----------------------------------------------------------
Other transactions, net                                             (1)
-----------------------------------------------------------
Cash dividends ($1.10 per share)                                    --
-----------------------------------------------------------    ---------
Balance December 31, 1999                                      $197,900
-----------------------------------------------------------    ---------

                                                                                          Accumulated
                                                                                             Other
                                                              Additional                 Comprehensive    Management       Total
                                                                Paid-In      Retained        Income      Recognition   Shareholders'
                                                                Capital      Earnings        (Loss)         Plans         Equity
                                                            -------------- ------------ --------------- ------------- --------------
                                                                                 (In Thousands)
Balance December 31, 1996                                      140,617        257,903         7,329          (738)          611,449
Net income                                                          --         95,424            --            --            95,424
-----------------------------------------------------------
Other comprehensive income --
 Unrealized gains on securities, net of deferred tax
  expense of $3,956 and reclassification adjustment
  (note 4)                                                          --             --         6,651            --             6,651
-----------------------------------------------------------                                                                 -------
   Total comprehensive income                                                                                               102,075
-----------------------------------------------------------
Restricted stock transactions, net (note 10)                       373            (27)           --            --               400
-----------------------------------------------------------
Stock options exercised, net of shares tendered (note 10)        2,729           (689)           --            --             3,417
-----------------------------------------------------------
Earned portion of management recognition plan
 (note 10)                                                          --             --            --           706               706
-----------------------------------------------------------
Other transactions, net                                             65              3            --            --                63
-----------------------------------------------------------
Cash dividends ($.89 per share)                                     --        (36,750)           --            --           (36,750)
-----------------------------------------------------------    -------        -------         -----          ----           -------
Balance December 31, 1997                                      143,784        315,864        13,980           (32)          681,360
Net income                                                          --        121,212            --            --           121,212
-----------------------------------------------------------
Other comprehensive loss --
 Unrealized losses on securities, net of deferred tax
  benefit of $484 and reclassification adjustment
  (note 4)                                                          --             --          (649)           --              (649)
-----------------------------------------------------------                                                                 -------
   Total comprehensive income                                                                                               120,563
-----------------------------------------------------------
Restricted stock transactions, net (note 10)                       503            (10)           --            --               535
-----------------------------------------------------------
Stock options exercised, net of shares tendered (note 10)        1,497           (403)           --            --             1,973
-----------------------------------------------------------
Earned portion of management recognition plan
 (note 10)                                                          --             --            --            32                32
-----------------------------------------------------------
Purchase and retirement of shares                              (72,445)         2,801            --            --           (76,601)
-----------------------------------------------------------
Other transactions, net                                            432             --            --            --               430
-----------------------------------------------------------
Cash dividends ($.99 per share)                                     --        (40,398)           --            --           (40,398)
-----------------------------------------------------------    -------        -------        ------          ----           -------
Balance December 31, 1998                                       73,771        399,066        13,331            --           687,894
Net income                                                          --        150,823            --            --           150,823
-----------------------------------------------------------
Other comprehensive loss --
 Unrealized losses on securities, net of deferred tax
  benefit of $16,920 and reclassification adjustment
  (note 4)                                                          --             --       (27,052)           --           (27,052)
-----------------------------------------------------------                                                                 -------
   Total comprehensive income                                                                                               123,771
-----------------------------------------------------------
Restricted stock transactions, net (note 10)                        93             --            --            --               102
-----------------------------------------------------------
Stock options exercised, net of shares tendered (note 10)          216             --            --            --               702
-----------------------------------------------------------
Shares issued in acquisition (note 2)                           23,067             --            --            --            26,295
-----------------------------------------------------------
Purchase and retirement of shares                              (67,448)            --            --            --           (74,996)
-----------------------------------------------------------
Other transactions, net                                             (9)            --            --            --               (10)
-----------------------------------------------------------
Cash dividends ($1.10 per share)                                    --        (43,797)           --            --           (43,797)
-----------------------------------------------------------    ---------      -------       -------          ----           -------
Balance December 31, 1999                                       29,690        506,092       (13,721)           --           719,961
-----------------------------------------------------------    ---------      -------       -------          ----           -------

See accompanying notes to consolidated financial statements.

                   CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1999, 1998 and 1997


                                                                                        1999          1998          1997
                                                                                   ------------- ------------- -------------
                                                                                                (In Thousands)
Operating activities:
Net income                                                                          $  150,823       121,212        95,424
----------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation, amortization and accretion, net                                          25,331        16,859        23,418
----------------------------------------------------------------------------------
 Provision for loan losses                                                              14,296        15,884        16,376
----------------------------------------------------------------------------------
 Net gain on sales of investment securities                                             (1,378)       (2,178)         (480)
----------------------------------------------------------------------------------
 Gains on sales of mortgage loans and credit card receivables                          (36,315)           --            --
----------------------------------------------------------------------------------
 Sales of loans held for sale                                                          724,883       576,595       232,095
----------------------------------------------------------------------------------
 Origination of loans held for sale                                                   (771,710)     (630,658)     (214,170)
----------------------------------------------------------------------------------
 Changes in:
  Accrued interest receivable                                                           (5,230)        2,084        (4,202)
----------------------------------------------------------------------------------
  Accrued interest payable                                                                 429        (1,668)      (17,550)
----------------------------------------------------------------------------------
  Other assets                                                                          12,503        27,631           821
----------------------------------------------------------------------------------
  Other liabilities                                                                      1,281        (4,282)          905
----------------------------------------------------------------------------------
 Other operating activities, net                                                        (6,507)       (5,053)       (5,600)
----------------------------------------------------------------------------------  ----------      --------      --------
  Net cash provided by operating activities                                            108,406       116,426       127,037
----------------------------------------------------------------------------------  ----------      --------      --------
Investing activities:
Proceeds from:
 Maturities and issuer calls of investment securities held to maturity                   7,636         1,407         2,622
----------------------------------------------------------------------------------
 Sales of investment securities available for sale                                      44,715        36,036       176,481
----------------------------------------------------------------------------------
 Maturities and issuer calls of investment securities available for sale               550,654       628,252       501,394
----------------------------------------------------------------------------------
 Sales of mortgage loans and credit card receivables                                   386,729            --        25,658
----------------------------------------------------------------------------------
Purchases of:
 Investment securities available for sale                                             (912,932)     (571,024)     (677,990)
----------------------------------------------------------------------------------
 Premises and equipment                                                                (34,980)      (18,129)      (10,584)
----------------------------------------------------------------------------------
Net originations of loans                                                             (684,329)     (360,194)     (529,365)
----------------------------------------------------------------------------------
Net cash acquired (paid) in acquisitions and dispositions                              (11,385)       (8,675)       14,577
----------------------------------------------------------------------------------  ----------      --------      --------
  Net cash used by investing activities                                               (653,892)     (292,327)     (497,207)
----------------------------------------------------------------------------------  ----------      --------      --------
Financing activities:
Net increase in deposit accounts                                                       203,910       484,220       243,143
----------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowed funds                                    30,614        11,819       (80,402)
----------------------------------------------------------------------------------
Proceeds from issuance of long-term debt                                               154,600       126,140        50,129
----------------------------------------------------------------------------------
Repayments of long-term debt                                                           (64,558)      (10,131)       (7,997)
----------------------------------------------------------------------------------
Issuances of common stock from exercise of stock options, net                              261         1,973         3,417
----------------------------------------------------------------------------------
Purchase and retirement of common stock                                                (74,996)      (76,601)           --
----------------------------------------------------------------------------------
Other equity transactions, net                                                             (10)          (14)          (44)
----------------------------------------------------------------------------------
Cash dividends paid                                                                    (43,797)      (40,398)      (36,750)
----------------------------------------------------------------------------------  ----------      --------      --------
  Net cash provided by financing activities                                            206,024       497,008       171,496
----------------------------------------------------------------------------------  ----------      --------      --------
Net increase (decrease) in cash and cash equivalents                                  (339,462)      321,107      (198,674)
----------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year (note 1)                                740,451       419,344       618,018
----------------------------------------------------------------------------------  ----------      --------      --------
Cash and cash equivalents at end of year (note 1)                                   $  400,989       740,451       419,344
----------------------------------------------------------------------------------  ----------      --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year                                                       $  257,118       256,250       267,649
----------------------------------------------------------------------------------
Income taxes paid during the year                                                       81,492        71,618        57,597
----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                  CCB FINANCIAL CORPORATION AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts and results of operations of CCB Financial Corporation ("CCB") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB Bank"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB Bank (CCB Investment and Insurance Service Corporation; CCBDE, Inc.; Salem Trust Company; Salem Advisors, Inc.; Southland Associates, Inc. and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc.) and AmFed (American Service Corporation of S.C.; AMFEDDE, Inc.; Mortgage North; Finance South, Inc. and McBee Holdings, Inc. and its subsidiary, Greenville Participations, Inc.). All significant intercompany transactions and accounts are eliminated in consolidation. CCB operates as one business segment.

     CCB Bank and AmFed provide a full range of banking services to individual and corporate customers through their branch networks based in North Carolina and South Carolina, respectively. CCB Bank also provides trust services to customers in Virginia and Florida through trust offices located in each of those states. CCB-Ga. is a special purpose bank that provided nationwide credit card services until the sale of the majority of its credit card receivables during 1999. CCB-Ga. is in the process of being dissolved. Neither CCB nor its Subsidiary Banks have foreign operations. CCB believes that there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or nonperformance would materially affect CCB's results. Products and services offered to customers include traditional banking services such as accepting deposits; making secured and unsecured loans; renting safety deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

     Certain amounts for prior years have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on shareholders' equity or net income as previously reported.


     Financial Statement Presentation

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported balances of assets and liabilities as of the date of the balance sheet and income and expenses for the periods presented. Actual results could differ from those estimates.

     For purposes of the Statements of Cash Flows, CCB considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.


     Investment Securities

     CCB classifies its investment securities in one of the three following categories: (a) debt securities that CCB has the positive intent and ability to hold to maturity are classified as held for investment and reported at amortized cost; (b) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and (c) debt and equity securities not classified as either held for investment or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. CCB has had no securities classified as trading securities. The net unrealized gains or losses on securities available for sale, net of taxes, are reported as a separate component of shareholders' equity. Changes in market values of securities classified as available for sale will cause fluctuations in shareholders' equity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred.

     Investment securities classified as available for sale will be considered in CCB's asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. The cost of investment securities sold is determined by the "identified certificate" method. Premium amortization and discount accretion are computed using the interest method.

     Loan Portfolio

     The loan portfolio is comprised of the following: commercial, financial and agricultural; real estate-construction; real estate-mortgage; instalment loans to individuals, revolving credit accounts and leases. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.

     Interest income on loans is recorded on the accrual basis. Accrual of interest on loans (including impaired loans) is discontinued when management deems that collection of additional interest is doubtful. Interest received on nonaccrual loans and impaired loans is generally applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal. When borrowers with loans on a nonaccrual status demonstrate their ability to repay their loans in accordance with the contractual terms of the notes, the loans are returned to accrual status.


     Reserve for Loan Losses

     The reserve for loan losses is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. The reserve is maintained at a level considered adequate by management to provide for probable loan losses. The reserve is comprised of specific loan loss allocations, nonaccrual loan and classified loan allocations, and general allocations by loan type for all other loans. Specific loan loss allocations are determined for significant credits where management believes that a risk of loss exists.

     While management uses the best information available on which to base estimates, future adjustments to the reserve may be necessary if economic conditions, particularly in the Subsidiary Banks' markets, differ substantially from the assumptions used by management. Additionally, bank regulatory agency examiners periodically review the loan portfolio and may require CCB to charge-off loans and/or increase the reserve for loan losses to reflect their assessment of the collectibility of loans based on available information at the time of their examination.

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

     CCB periodically evaluates MSR for impairment by estimating the fair value based on market prices for similar servicing assets. For purposes of impairment evaluation, the MSR are stratified based on predominate risk characteristics of the underlying loans, including loan type (conventional or government), term and amortization type (fixed or adjustable). If the carrying value of the MSR exceed the estimated fair value, a valuation allowance is established. Changes to the valuation allowance are charged against or credited to mortgage servicing income and fees up to the original cost of the MSR.


     Subordinated Notes

     Underwriting discounts and commissions and issuance expenses of the subordinated notes are included in "other assets" on the Consolidated Balance Sheets. These expenses are being amortized over the life of the subordinated notes.

     Intangibles Arising from Acquisitions

     Intangible assets arising from acquisitions result from CCB paying amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated remaining life of the existing deposit base assumed (primarily for up to 10 years). Goodwill is amortized on a straight-line basis over periods ranging from 10 to 20 years. CCB's unamortized goodwill is reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. Unamortized goodwill associated with disposed assets is charged to current earnings.

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


     Comprehensive Income

     Comprehensive income is the change in CCB's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income
(loss). CCB's "other comprehensive income (loss)" for the three-year period ended December 31, 1999 and "accumulated other comprehensive income (loss)" as of December 31, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.


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


     Incentive and Performance Unit Plans

     CCB has incentive and related performance unit plans covering certain officers of CCB and the Subsidiary Banks. The market value of shares issued under the incentive plans and the estimated value of awards under the performance unit plans are being charged to operating expense over periods of up to three years.

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages but does not require that companies record compensation cost for stock-based employee compensation plans at fair value. CCB has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. CCB's stock options have no intrinsic value at grant date, and consequently, no compensation cost is recognized for them.

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

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.


     Fair Value of Financial Instruments

     The financial statements include disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of CCB.


     Derivative Financial Instruments

     CCB uses off-balance sheet derivative contracts for interest rate risk management. These contracts are accounted for on the accrual basis and the net interest differential, including premiums paid, if any, are recognized as an adjustment to interest income or expense of the related asset or liability. CCB does not utilize derivative financial instruments for trading purposes.


(2) ACQUISITIONS

     On October 1, 1999, CCB acquired Stone Street Bancorp, Inc. ("Stone Street"), a $129 million savings bank located in the Winston-Salem, North Carolina area. The acquisition was accounted for as a purchase and resulted in the issuance of approximately 646,000 shares of CCB stock. In accordance with purchase accounting, the operations and income of Stone Street are included in the income of CCB from the date of purchase. Goodwill totaling $3.6 million was recorded in the acquisition and is being amortized over a 15-year period. The Stone Street acquisition is not material to CCB's financial position or net earnings and pro forma information is not deemed necessary.


(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at both December 31, 1999 and 1998, the Subsidiary Banks were required to maintain average reserve and clearing balances of $7,600,000.


(4) INVESTMENT SECURITIES

     Investment securities with amortized costs of approximately $829,416,000 at December 31, 1999 and $638,400,000 at December 31, 1998 were pledged to secure public funds on deposit, repurchase agreements and for other purposes required by law. The investment securities portfolio is segregated into securities available for sale and securities held to maturity.

     CCB's other comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 and accumulated other comprehensive income (loss) as of December 31, 1999 and 1998 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities. Other comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 follows:




                                                                                 1999         1998       1997
                                                                            -------------   --------   --------
                                                                                      (In Thousands)
Unrealized holding gains (losses) arising during the year                     $ (26,225)       658      6,939
-------------------------------------------------------------------------
Less reclassification adjustment for net realized gains, net of tax                 827      1,307        288
-------------------------------------------------------------------------     ---------      -----      -----
Unrealized gains (losses) on securities, net of applicable income taxes       $ (27,052)      (649)     6,651
-------------------------------------------------------------------------     ---------      -----      -----

     Securities Available for Sale

     Securities available for sale are presented on the Consolidated Balance Sheets at their market value. The amortized cost and approximate market values of these securities at December 31, 1999 and 1998 were as follows:



                                                      1999
                              ----------------------------------------------------
                                Amortized    Unrealized   Unrealized     Market
                                   Cost         Gains       Losses        Value
                              ------------- ------------ ------------ ------------
                                                 (In Thousands)
U.S. Treasury                  $  354,316       1,977        (1,063)     355,230
-----------------------------
U.S. Government agencies and
 corporations                   1,109,062         439       (25,264)   1,084,237
-----------------------------
Mortgage-backed securities         74,647       1,356           (98)      75,905
-----------------------------
Equity securities                  47,347         539          (138)      47,748
-----------------------------  ----------       -----       -------    ---------
 Total                         $1,585,372       4,311       (26,563)   1,563,120
-----------------------------  ----------       -----       -------    ---------



                                                     1998
                              --------------------------------------------------
                               Amortized   Unrealized   Unrealized     Market
                                  Cost        Gains       Losses        Value
                              ----------- ------------ ------------ ------------
                                                (In Thousands)
U.S. Treasury                    389,043     11,871         --         400,914
-----------------------------
U.S. Government agencies and
 corporations                    672,502      4,222       (563)        676,161
-----------------------------
Mortgage-backed securities       153,865      5,102         --         158,967
-----------------------------
Equity securities                 47,067      1,090           (1)       48,156
-----------------------------    -------     ------       -------      -------
 Total                         1,262,477     22,285       (564)      1,284,198
-----------------------------  ---------     ------       ------     ---------

     Equity securities include CCB Bank's and AmFed's required investment in stock of the Federal Home Loan Bank (the "FHLB") which totaled $25,494,000 at December 31, 1999 and $25,423,000.00 at December 31, 1998. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

     Net unrealized gains (losses) on securities available for sale totaled $(22,252,000), $21,721,000, and $22,731,000 at December 31, 1999, 1998 and
1997, respectively, and are included as a component of shareholders' equity, net of deferred tax liabilities (benefits) of $(8,531,000), $8,390,000 and $8,751,000 at December 31, 1999, 1998 and 1997, respectively. In the opinion of management, no securities are permanently impaired.

     Gross gains and losses from sales of investment securities available for sale totaled $1,303,000 and $3,000, respectively in 1999, $2,203,000 and
$26,000, respectively, in 1998 and $578,000 and $98,000, respectively, in 1997.


     Following is a maturity schedule of securities available for sale at December 31, 1999:



                                           Amortized       Carrying
                                              Cost           Value
                                         -------------   ------------
                                                (In Thousands)
Within 1 year                             $  168,739        168,956
--------------------------------------
After 1 but within 5 years                   934,610        922,795
--------------------------------------
After 5 but within 10 years                  351,841        339,700
--------------------------------------
After 10 years                                 8,188          8,016
--------------------------------------    ----------        -------
   Subtotal                                1,463,378      1,439,467
--------------------------------------
Mortgage-backed securities                    74,647         75,905
--------------------------------------
Equity securities                             47,347         47,748
--------------------------------------    ----------      ---------
   Total securities available for sale    $1,585,372      1,563,120
--------------------------------------    ----------      ---------

     Securities Held to Maturity

     The carrying values and approximate market values of securities held to maturity at December 31, 1999 and 1998 were as follows:



                                                        1999                                          1998
                                    --------------------------------------------- --------------------------------------------
                                     Carrying   Unrealized   Unrealized   Market   Carrying   Unrealized   Unrealized   Market
                                       Value       Gains       Losses      Value     Value       Gains       Losses     Value
                                    ---------- ------------ ------------ -------- ---------- ------------ ------------ -------
                                                                          (In Thousands)
States and political subdivisions    $73,370      2,121          (43)    75,448    80,189       5,088             --   85,277
-----------------------------------  -------      -----          ---     ------    ------       -----             --   ------

     Following is a maturity schedule of securities held to maturity at December 31, 1999:



                                                   Carrying      Market
                                                     Value       Value
                                                  ----------   ---------
                                                      (In Thousands)
  Within 1 year                                    $ 1,600       1,603
-----------------------------------------------
  After 1 but within 5 years                        10,878      11,248
-----------------------------------------------
  After 5 but within 10 years                       48,836      50,216
-----------------------------------------------
  After 10 years                                    12,056      12,381
-----------------------------------------------    -------      ------
  Total securities held to maturity                $73,370      75,448
-----------------------------------------------    -------      ------

     Gains from calls of securities held to maturity totaled $78,000 during 1999 and $2,000 during 1998. Losses from calls of securities held to maturity totaled $1,000 during 1998.


(5) LOANS

     A summary of loans at December 31, 1999 and 1998 follows:



                                                1999           1998
                                           -------------   ------------
                                                  (In Thousands)
Commercial, financial and agricultural      $  697,776        686,133
----------------------------------------
Real estate-construction                     1,152,081        906,916
----------------------------------------
Real estate-mortgage                         3,406,789      3,143,637
----------------------------------------
Instalment loans to individuals                571,771        488,110
----------------------------------------
Revolving credit                                58,926        214,685
----------------------------------------
Lease financing                                 76,424         54,955
----------------------------------------    ----------      ---------
 Total gross loans                           5,963,767      5,494,436
----------------------------------------
Less: Unearned income                            9,583          7,099
----------------------------------------    ----------      ---------
 Total loans                                $5,954,184      5,487,337
----------------------------------------    ----------      ---------

     During 1999, the Subsidiary Banks sold $151,342,000 of consumer credit card receivables to a large credit card issuer. As a result of the sale, the Subsidiary Banks realized a gain of $32,837,000. Under an agent bank agreement, the Subsidiary Banks will continue to offer consumer credit card products through the issuer bank. The Subsidiary Banks retained the commercial credit card portfolio.

     Loans of $15,950,000 and $16,761,000 at December 31, 1999 and 1998,
respectively, were not accruing interest. Loans with outstanding balances of $4,248,000 in 1999, $2,205,000 in 1998 and $2,281,000 in 1997 were transferred from loans to other real estate acquired through loan foreclosure. Other real estate acquired through loan foreclosures amounted to $2,872,000 and $791,000 at December 31, 1999 and 1998, respectively, and is included in "other assets" on the Consolidated Balance Sheets.

     The following is an analysis of interest income related to loans on nonaccrual status for the years ended December 31, 1999, 1998 and 1997:



                                                                                                1999       1998     1997
                                                                                             ---------   -------   ------
                                                                                                    (In Thousands)
Interest income that would have been recognized if the loans had been current at original     $1,307      1,138    1,055
  contractual rates
------------------------------------------------------------------------------------------
Amount recognized as interest income                                                             322        288      171
------------------------------------------------------------------------------------------    ------      -----    -----
Difference                                                                                    $  985        850      884
------------------------------------------------------------------------------------------    ------      -----    -----

     In general, the Subsidiary Banks do not purchase loans or participate with others in the origination of loans and confine their lending activities to North and South Carolina with the exception of certain instalment loans which are available in market areas stretching from Virginia to Georgia. Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. Loans held for sale totaled $21,516,000 and $77,626,000 at December 31, 1999 and 1998, respectively. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant concentrations of credit risk.

     At December 31, 1999, impaired loans totaled $8,903,000, of which $6,513,000 were on nonaccrual status, and their related reserve for loan losses totaled $1,897,000. The average carrying value of impaired loans was $14,442,000 during 1999 and gross interest income recognized on impaired loans totaled $1,075,000. At December 31, 1998, the carrying value of loans considered to be impaired totaled $15,766,000, of which $9,030,000 were on nonaccrual status. The related reserve for loan losses on the impaired loans totaled $2,574,000. The average carrying value of impaired loans was $15,267,000 during the year ended December 31, 1998. Gross interest income recognized on the impaired loans totaled $845,000 during 1998 and $320,000 during 1997.

     During 1999 and 1998, the Subsidiary Banks had loan and deposit relationships with Executive Officers and Directors of CCB and their Associates. In the opinion of management, these loans do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 1999 (in thousands):



                                                  Balance at
                                                  Beginning      New                     Balance at
                                                   of Year      Loans     Repayments     End of Year
                                                 -----------   -------   ------------   ------------
Directors, Executive Officers and Associates       $38,518     7,690        5,850          $40,358
----------------------------------------------     -------     -----        -----          -------

     Loans serviced for the benefit of others totaled $948 million at December 31, 1999, $1.1 billion at December 31, 1998, and $1.2 billion at December 31, 1997. Mortgage servicing fees totaled $3,496,000 in 1999, $3,980,000 in 1998 and $3,978,000 in 1997. Mortgage servicing rights totaled $2,686,000 and $4,981,000 at December 31, 1999 and 1998, respectively, and are included in "other assets" on the Consolidated Balance Sheets. The estimated fair value of mortgage servicing rights was $3,270,000 at December 31, 1999 and $5,333,000 at December 31, 1998. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized mortgage servicing rights was required at December 31, 1999. The following table summarizes the changes in mortgage servicing rights during 1999 and 1998:



                                              1999          1998
                                          -----------   -----------
                                               (In Thousands)
Balance at beginning of year               $   4,981        3,640
---------------------------------------
Capitalized mortgage servicing rights         12,508       12,980
---------------------------------------
Amortization                                  (1,391)      (1,358)
---------------------------------------
Sale of mortgage servicing                   (13,412)     (10,281)
---------------------------------------    ---------      -------
Balance at end of year                     $   2,686        4,981
---------------------------------------    ---------      -------

     Certain real estate-mortgage loans are pledged as collateral for advances from the FHLB as set forth in Note 9.


(6) RESERVE FOR LOAN LOSSES

     Following is a summary of the reserve for loan losses:



                                                      1999           1998           1997
                                                  ------------   ------------   ------------
                                                                (In Thousands)
Balance at beginning of year                       $  73,182         67,594         61,257
-----------------------------------------------
Provision charged to operations                       14,296         15,884         16,376
-----------------------------------------------
Decrease from sale of credit card receivables         (1,967)            --             --
-----------------------------------------------
Addition from acquired financial institution             886             --             --
-----------------------------------------------
Recoveries of loans previously charged-off             3,450          2,613          3,105
-----------------------------------------------
Loan losses charged to reserve                       (12,581)       (12,909)       (13,144)
-----------------------------------------------    ---------        -------        -------
Balance at end of year                             $  77,266         73,182         67,594
-----------------------------------------------    ---------        -------        -------

(7) PREMISES AND EQUIPMENT


     Following is a summary of premises and equipment:



                                                 Accumulated
                                                Depreciation       Net
                                                     and           Book
                                     Cost       Amortization      Value
                                  ----------   --------------   ---------
                                              (In Thousands)
December 31, 1999:
Land                               $ 19,624             --        19,624
-------------------------------
Buildings                            75,091         36,406        38,685
-------------------------------
Leasehold improvements               16,526          5,168        11,358
-------------------------------
Furniture and equipment             131,530         87,339        44,191
-------------------------------    --------         ------        ------
 Total premises and equipment      $242,771        128,913       113,858
-------------------------------    --------        -------       -------
December 31, 1998:
Land                               $ 18,282             --        18,282
-------------------------------
Buildings                            68,755         33,905        34,850
-------------------------------
Leasehold improvements               14,326          4,071        10,255
-------------------------------
Furniture and equipment             105,964         76,581        29,383
-------------------------------    --------        -------       -------
 Total premises and equipment      $207,327        114,557        92,770
-------------------------------    --------        -------       -------

(8) TIME DEPOSITS AND OTHER SHORT-TERM BORROWED FUNDS


     Maturities of time deposits are as follows:




Year Ending December 31              Total Maturities
---------------------------------   -----------------
                                      (In Thousands)
  2000                                 $ 2,193,963
----------------
  2001                                     765,478
----------------
  2002                                     148,393
----------------
  2003                                      28,160
----------------
  2004 and thereafter                          278
---------------------------------      -----------
  Total                                $ 3,136,272
----------------                       -----------

     Short-term borrowed funds outstanding at December 31, 1999 and 1998 consisted of the following:



                                                       1999         1998
                                                   -----------   ----------
                                                        (In Thousands)
FHLB short-term advances                            $ 100,000     105,000
------------------------------------------------
Federal funds purchased and master notes              174,748     128,482
------------------------------------------------
Treasury tax and loan depository note account          10,568       8,513
------------------------------------------------
Securities sold under agreements to repurchase         44,354      46,261
------------------------------------------------    ---------     -------
 Total short-term borrowed funds                    $ 329,670     288,256
------------------------------------------------    ---------     -------

     The short-term FHLB advances were drawn under CCB Bank's FHLB line of credit and are secured by a blanket collateral agreement on CCB Bank's mortgage loan portfolio. Master note borrowings are unsecured obligations of CCB which mature daily and bore a weighted average interest rate of 4.71% at December 31, 1999. The treasury tax and loan depository note account is payable on demand and is collateralized by various investment securities with amortized costs of $32,478,000 and market values of $32,172,000 at December 31, 1999. Interest on borrowings under this arrangement is payable at .25% below the weekly federal funds rate as quoted by the Federal Reserve.

     The following table presents certain information for securities sold under agreements to repurchase. These short-term borrowings by the Subsidiary Banks are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with carrying and market values of $380,128,000 at December 31, 1999. The securities collateralizing the short-term borrowings have been delivered to a third-party custodian for safekeeping. Following is a summary of this type of borrowing for the three previous years:



                                                                     1999          1998          1997
                                                                -------------   ----------   -----------
                                                                             (In Thousands)
Balance at December 31                                            $  44,354       46,261        76,500
-------------------------------------------------------------     ---------       ------        ------
Weighted average interest rate at December 31                          4.65%         3.89          5.30
-------------------------------------------------------------     ---------       -------       -------
Maximum amount outstanding at any month end during the year       $  49,189       70,398       125,383
-------------------------------------------------------------     ---------       -------      --------
Average daily balance outstanding during the year                 $  43,904       59,638       101,159
-------------------------------------------------------------     ---------       -------      --------
Average annual interest rate paid during the year                      4.00%         4.88          5.29
-------------------------------------------------------------     ---------       -------      --------

     CCB has an unsecured $50 million line of credit with a commercial bank. No draws were outstanding as of December 31, 1999 or outstanding during 1999. The maximum outstanding during 1998 was $10,000,000. Interest expense on the draw from the line of credit totaled $72,000 during 1998. The line of credit currently requires an annual commitment fee of 12 basis points and may be withdrawn under certain events of default including failure to comply with covenants, failure to make principal or interest payments within the specified timeframe or voluntary or involuntary liquidation, reorganization or other relief with respect to indebtedness. No draws were outstanding as of December 31, 1998 or 1997.


(9) LONG-TERM DEBT

     Following is a summary of long-term debt at December 31, 1999 and 1998:



                                                                1999          1998
                                                            ------------   ----------
                                                                 (In Thousands)
Federal Home Loan Bank advances maturing through 2017        $ 295,937      183,622
---------------------------------------------------------
6.75% subordinated notes                                        32,985       32,985
---------------------------------------------------------
Mortgage payable at 9%, collateralized by bank premises             --           88
---------------------------------------------------------    ---------      -------
 Total long-term debt                                        $ 328,922      216,695
---------------------------------------------------------    ---------      -------

     The FHLB long-term advances are primarily at fixed rates of up to 6.30% and are collateralized by liens on first mortgage loans with book values not less than the outstanding principal balance of the obligations. Interest on the FHLB long-term advances totaled $10,530,000 in 1999, $7,895,000 in 1998 and $2,891,000 in 1997.

     CCB's 6.75% subordinated notes due December 1, 2003 pay interest semi-annually and are not redeemable prior to maturity. There is no sinking fund for the notes. The notes are unsecured and subordinated to all present and future senior indebtedness of CCB. Interest on the subordinated notes totaled $2,226,000 in 1999, 1998 and 1997.

     Maturities of long-term debt are as follows:



Year Ending December 31      Total Maturities
-------------------------   -----------------
                              (In Thousands)
  2000                          $   2,165
----------------
  2001                            194,028
----------------
  2002                                170
----------------
  2003                             29,172
----------------
  2004                             33,148
----------------
  Thereafter                       70,239
----------------                ---------
  Total                         $ 328,922
----------------                ---------

(10) EMPLOYEE BENEFIT PLANS


     Pension Plan

     CCB has a noncontributory, defined benefit pension plan covering substantially all full-time employees. The pension plan, which makes provisions for early and delayed retirement as well as normal retirement, provides participants with retirement benefits based on credited years of service and an average salary for the five consecutive years within the last ten years preceding normal retirement that will produce the highest average salary. CCB's policy is to fund amounts allowable for federal income tax purposes. In 1998 and 1997, CCB contributed $2,614,000 and $2,871,000 respectively, to the pension plan. No contributions were made in 1999 due to funding limitations.

     At December 31, 1999, pension plan assets consist primarily of corporate stocks, including 64,100 shares of CCB's common stock, corporate bonds, and obligations of U.S. government agencies and corporations. The plan's assets are held and administered by CCB Bank's trust department. The change in benefit obligation, change in plan assets and funded status of the pension plan and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1999 and 1998 are shown below:



                                                 1999           1998
                                             ------------   -----------
Change in benefit obligation:                      (In Thousands)
Benefit obligation at January 1               $  75,124        69,834
------------------------------------------
Service cost                                      4,320         3,677
------------------------------------------
Interest cost                                     5,157         4,859
------------------------------------------
Actuarial gain                                   (8,840)         (899)
------------------------------------------
Benefit payments                                 (2,836)       (2,347)
------------------------------------------    ---------        ------
Benefit obligation at December 31             $  72,925        75,124
------------------------------------------    ---------        ------
Change in plan assets:
Fair value of plan assets at January 1        $  89,907        79,161
------------------------------------------
Actual return on plan assets                      3,275        10,479
------------------------------------------
Employer contributions                               --         2,614
------------------------------------------
Benefit payments                                 (2,836)       (2,347)
------------------------------------------    ---------        ------
Fair value of plan assets at December 31      $  90,346        89,907
------------------------------------------    ---------        ------
Funded status:
As of end of year                             $  17,421        14,782
------------------------------------------
Unrecognized transition asset                      (211)         (250)
------------------------------------------
Unrecognized prior-service cost                     812           968
------------------------------------------
Unrecognized net gain                           (21,117)      (16,672)
------------------------------------------    ---------       -------
Accrued pension expense                       $  (3,095)       (1,172)
------------------------------------------    ---------       -------

     Assumptions used in computing the actuarial present value of the projected benefit obligation were as follows:



                                                              1999         1998
                                                           ----------   ---------
Discount rate                                                  7.75%        7.00
----------------------------------------------------------
Rate of increase in compensation level of employees            4.50%        5.00
----------------------------------------------------------
Expected long-term rate of return on pension plan assets       8.00%        8.00
----------------------------------------------------------

     The components of pension expense for the years ended December 31, 1999, 1998 and 1997 are shown below:



                                                         1999          1998           1997
                                                      ----------   -----------   -------------
                                                                   (In Thousands)
Service cost of benefits earned during the period      $  4,320        3,677         3,576
---------------------------------------------------
Interest cost on projected benefit obligation             5,157        4,859         4,569
---------------------------------------------------
Expected return on plan assets                           (7,078)      (6,412)       (5,395)
---------------------------------------------------
Amortization of transition asset                            (39)         (46)         (319)
---------------------------------------------------
Amortization of prior service cost                          155          155           155
---------------------------------------------------
Amortization of net gain                                   (592)        (523)           (1)
---------------------------------------------------    --------       ------        ---------
 Net pension expense                                   $  1,923        1,710         2,585
---------------------------------------------------    --------       ------        --------

     Savings and Profit Sharing Plans

     CCB has a defined contribution employee benefit plan covering substantially all employees with one year's service. Under the plan, employee contributions are partially matched. In addition, CCB may make discretionary contributions to the plan. Total expense under this plan was $2,259,000, $2,882,000 and $2,850,000 in 1999, 1998 and 1997, respectively.


     Stock Options, Restricted Stock and Other Incentive Plans

     CCB's Long-Term Incentive Plan provides up to 2,000,000 shares of common stock for award as performance-based stock and cash incentives and other equity-based incentives. As of December 31, 1999, a total of 1,077,346 stock options to purchase shares of CCB's common stock and 32,718 shares of restricted stock had been awarded. The options and restricted stock vest over varying periods, from immediate vesting up to three years.

     During 1993, CCB adopted nonstatutory and incentive stock option plans as part of transactions to acquire financial institutions. The stock options were granted to the directors and certain officers of the acquired financial institutions entitling them to purchase shares of common stock. The options are earned and exercisable over periods of up to ten years. Additionally, CCB continued in effect nonstatutory and incentive stock option plans existing at the date of merger with acquired financial institutions. The stock options under these plans were granted to directors and certain officers of the respective financial institutions and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years and certain of the stock options included vesting provisions of up to five years. All stock options outstanding at the time of the respective mergers were converted into options to acquire CCB common stock. No additional options have been granted under these option plans.


     CCB has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options as permitted under SFAS No. 123. In accordance with APB No. 25, no compensation expense is recognized when stock options are granted because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, CCB's net income and net income per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income in future years since only options granted since December 31, 1994 have been included.



                                    1999          1998       1997
                               -------------- ----------- ----------
                               (In Thousands Except Per Share Data)
   Net income      As reported   $  150,823     121,212     95,424
----------------
                     Pro forma      148,909     119,815     94,343

   Basic EPS       As reported          3.77        2.96       2.31
----------------
                     Pro forma          3.73        2.93       2.27

   Diluted EPS     As reported          3.74        2.93       2.28
----------------
                     Pro forma          3.69        2.89       2.25

     The weighted average fair value of options granted approximated $10.74 in 1999, $10.91 in 1998 and $8.32 in 1997. The fair values of the options granted in 1999, 1998 and 1997 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The fair values were estimated using the following weighted-average assumptions:



                               1999       1998      1997
                            ---------- --------- ---------
  Dividend yield             2.66%      2.00      2.00
---------------------------
  Expected volatility       20.00      15.00     19.51
---------------------------
  Risk-free interest rate    4.79       5.47      6.68
---------------------------
  Expected average life     5 years    5 years   5 years
---------------------------

     A summary of stock option activity and related information for the years ended December 31, 1999, 1998 and 1997 follows:



                                                                  Outstanding                        Exercisable
                                                       ----------------------------------   ------------------------------
                                                           Option       Weighted Average    Option      Weighted Average
                                                           Shares        Exercise Price     Shares       Exercise Price
                                                       -------------   ------------------ ----------   -----------------
At December 31, 1996                                     1,035,746          $  15.60
----------------------------------------------------
Granted                                                    442,166             32.90
----------------------------------------------------
Exercised                                                 (287,582)            13.66
----------------------------------------------------
Forfeited                                                  (24,510)            21.00
----------------------------------------------------     ---------          --------
At December 31, 1997                                     1,165,820             22.53       749,498          $ 18.22
----------------------------------------------------                                       -------          -------
Granted                                                    348,460             55.72
----------------------------------------------------
Exercised                                                 (209,313)            18.14
----------------------------------------------------
Forfeited                                                  (32,448)            42.06
----------------------------------------------------     ---------          --------
At December 31, 1998                                     1,272,519             31.81       800,464          $ 22.11
----------------------------------------------------                                       -------          -------
Granted                                                    338,140             55.57
----------------------------------------------------
Assumed under acquisition of financial institution          82,059             45.31
----------------------------------------------------
Exercised                                                 (155,940)            21.48
----------------------------------------------------
Forfeited                                                  (45,118)            54.60
----------------------------------------------------     ---------          --------
At December 31, 1999                                     1,491,660          $  38.39       979,150          $ 30.75
----------------------------------------------------     ---------          --------       -------          -------

     Exercise prices for options outstanding as of December 31, 1999 ranged from $2.60 to $56.75. The following table summarizes information about stock options outstanding at December 31, 1999:



                                      Options Outstanding                       Options Exercisable
                       -------------------------------------------------   ------------------------------
                                          Weighted          Weighted                        Weighted
      Range of            Number       Average Years         Average        Number          Average
   Exercise Prices      of Options       Remaining       Exercise Price   of Options     Exercise Price
--------------------   ------------   ---------------   ---------------- ------------   ---------------
  $2.60 to $25.03         433,627            4.47           $  16.63        433,627        $  16.63
--------------------
  $31.46 to $45.31        428,860            7.18              35.11        360,907           34.90
--------------------
  $47.22 to $55.81        334,140            8.96              55.24         71,875           55.24
--------------------
  $55.97 to $56.75        295,033            8.29              56.03        112,741           56.12
--------------------      -------            ----           --------        -------        --------
  $2.60 to $56.75       1,491,660            7.10           $  38.39        979,150        $  30.75
--------------------    ---------            ----           --------        -------        --------

     A total of 32,718 shares of restricted stock have been awarded under the Long-Term Incentive Plan including 3,050 shares, 10,648 shares and 11,202 shares during 1999, 1998 and 1997, respectively. The grants in 1999, 1998 and 1997 were recorded at their fair values of $154,000, $580,000 and $388,000, respectively, on the dates of grant and had weighted average fair values of $50.54, $54.52 and $36.56 per share. Of the restricted stock awarded, a total of 3,780 shares have been forfeited. Forfeited stock totaled $52,000, $95,000 and $29,000 in 1999, 1998 and 1997. The tax benefit resulting from lapsed restrictions totaled $51,000 in 1998 and $41,000 in 1997. During 1999, 1998 and 1997, $390,000, $195,000, and $176,000, respectively, of compensation expense was recognized for restricted stock awards.

     The Long-Term Incentive Plan includes a Performance Unit Plan that covers certain senior officers. Eligible participants were awarded performance units which have a range in value from $0 to $200 each, with a target value of $100 each based on CCB's results as compared to a group of peer banks. As of December 31, 1999, 1998 and 1997, a total of 10,400, 13,330 and 17,614 units, respectively, were outstanding and will be deemed earned if and to the extent CCB meets profit objectives established by the Board of Directors over the three-year period ended December 31, 2000. Expense for this plan was $1,305,000, $1,200,000 and $1,100,000 for 1999, 1998 and 1997, respectively.

     CCB has a Management Performance Incentive Plan covering certain officers. The total award is based on a percentage of base salary of the eligible participants and financial performance of CCB as compared to certain targets established by the Board of Directors. Total expense under this plan was $7,304,000, $4,125,000, and $3,278,000 in 1999, 1998 and 1997, respectively.

     During 1993, CCB adopted Management Recognition Plans ("MRP") covering certain officers and directors. Common stock totaling 236,240 shares was awarded under the MRP and vested over periods of up to five years; all MRP shares were fully vested in 1998. Total expense under the MRP was $32,000 and $1,411,000 for 1998 and 1997, respectively.


     Postretirement Health and Life Insurance Plan

     CCB maintains a defined dollar benefit plan which provides postretirement health and life insurance for all employees who retire after age 55 with ten years of service. Benefits are provided through a self-insured plan administered by an insurance company. The following table sets forth the plan's change in benefit obligation, funded status and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 1999 and 1998:



                                                1999           1998
                                           -------------   -----------
                                                 (In Thousands)
Change in benefit obligation:
Benefit obligation at January 1              $   7,984         7,450
----------------------------------------
Service cost                                       321           285
----------------------------------------
Interest cost                                      554           527
----------------------------------------
Actuarial (gain) loss                             (831)           97
----------------------------------------
Benefit payments                                  (428)         (375)
----------------------------------------     ---------         -----
Benefit obligation at December 31            $   7,600         7,984
----------------------------------------     ---------         -----
Funded status:
As of end of year                            $  (7,600)       (7,984)
----------------------------------------
Unrecognized net loss                              994         1,933
----------------------------------------     ---------        ------
Accrued postretirement benefit expense       $  (6,606)       (6,051)
----------------------------------------     ---------        ------

     The accumulated postretirement benefit obligations at December 31, 1999 and 1998 were determined using discount rates of 7.75% and 7.00%, respectively.


     Net periodic postretirement benefit expense charged to operations for the years ended December 31, 1999, 1998 and 1997 included the following components:




                                          1999      1998     1997
                                        --------   ------   -----
                                             (In Thousands)
Service cost                             $ 321      285      202
-------------------------------------
Interest cost                              554      527      513
-------------------------------------
Amortization of net loss                   107      103       90
-------------------------------------    -----      ---      ---
 Net postretirement benefit expense      $ 982      915      805
-------------------------------------    -----      ---      ---

     The health care trend rate was projected to be 5% for 2000 and thereafter. A 1% change in the assumed health care trend rates would have the following effects:



                                                                                   1% Increase     1% Decrease
                                                                                  -------------   ------------
                                                                                         (In Thousands)
       Effect on total of service and interest cost components of net periodic
        postretirement benefit expense                                                 $ 27            (24)
-------------------------------------------------------------------------------
       Effect on the accumulated postretirement benefit obligation                      389           (343)
-------------------------------------------------------------------------------

(11) SHAREHOLDERS' EQUITY


     Earnings per Share

     The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1999, 1998 and 1997. Diluted common shares arise from the potentially dilutive effect of CCB's stock options outstanding.

                                            1999           1998          1997
                                       -------------   ------------   ----------
                                         (In Thousands Except Per Share Data)
 Basic EPS:
 Average common shares outstanding          39,944         40,898       41,438
------------------------------------
 Net income                              $ 150,823        121,212       95,424
------------------------------------
 Earnings per share                            3.77           2.96         2.31
------------------------------------     ----------       --------      -------
 Diluted EPS:
 Average common shares outstanding          40,315         41,409       41,947
------------------------------------
 Net income                              $ 150,823        121,212       95,424
------------------------------------
 Earnings per share                            3.74           2.93         2.28
------------------------------------     ----------       --------      -------

     Preferred Stock

     CCB is authorized to issue up to 10,000,000 shares of serial preferred stock, of which 800,000 have been designated as Series A Junior Participating Preferred Stock. No shares of preferred stock have been issued or were outstanding at December 31, 1999 or 1998.


     Rights Plan

     In 1990, CCB entered into a Rights Agreement (the "Rights Agreement") with CCB which provided for a plan (the "Rights Plan") under which preferred stock purchase rights were authorized (the "Rights"). During 1998, the Rights Agreement was amended and restated to extend its term and to make other changes necessary to update the Rights Plan. For use in connection with the Rights Plan, CCB's Board of Directors has designated a series of preferred stock designated as Series A Junior Participating Preferred Stock ("Preferred Shares") consisting of 800,000 shares and having certain special rights for purposes of dividends and other distributions, voting, dissolution and liquidation, and in connection with certain mergers or acquisitions of the common stock of CCB. No Preferred Shares have been issued.

     In accordance with the Rights Plan, one Right was distributed during 1990 to CCB's shareholders for each of their shares of common stock. Also under the Rights Plan, after the date of the Rights Agreement and before the earlier of the "Distribution Date" (as defined below) or the date of redemption or expiration of the Rights, each new share of common stock issued after the date of the Rights Plan also has attached to it one Right.

     The Rights currently are not exercisable, but may become so in the future on a date (the "Distribution Date") which is ten business days after (i) a public announcement that any person or group has become an "Acquiring Person" by acquiring beneficial ownership of 15% or more (or 10% in certain circumstances) of the outstanding common stock of CCB, or (ii) the date of commencement by any person of, or the announcement by any person of his intention to commence, a tender or exchange offer which would result in his becoming an Acquiring Person. However, after the time any person becomes an Acquiring Person, all Rights held by or transferred to such person (or any associate or affiliate of such person) shall be void and of no effect.

     Until the Distribution Date, each Right will be evidenced by the certificate evidencing the common share to which it relates and may be transferred only with such common share, and the surrender for transfer of any common share certificate also will constitute the transfer of the Rights related thereto. After the Distribution Date, separate certificates evidencing each Right will be distributed to the record holders of the common stock to which such Rights are attached, and each such Right may then be exercised to purchase one one-hundredth (1/100) of a Preferred Share for a price of $187.50 (the "Purchase Price") (all as adjusted from time to time as described in the Rights Agreement). In the alternative (and subject to certain exceptions), after any person becomes an Acquiring Person (i) each Right may be exercised to purchase the number of shares of CCB's common stock equal to the result obtained by multiplying the then current Purchase Price by the number of Preferred Shares interests covered by the Right, and dividing that product by 50% of the "current market price" of a share of CCB's common stock, or (ii) unless the Acquiring Person has become the beneficial owner of more than 50% of the outstanding common stock, CCB's Board of Directors at its option may exchange one share of CCB's common stock, or a number of shares of Preferred Shares having voting rights equivalent to one share of common stock, for all or part of the outstanding Rights (all as adjusted from time to time as described in the Rights Agreement).

     If CCB is acquired in a merger or other business combination or if 50% of its consolidated assets or earning power is sold, each Right will entitle the holder, other than an Acquiring Person, to purchase securities of the surviving company equal to the current Purchase Price multiplied by the number of Preferred Shares interests covered by the Right, and dividing that product by 50% of the "current market price" of a share of the common stock of the surviving or acquiring company.

     The Rights will expire on October 1, 2008, and may be redeemed by CCB at a price of $.01 per Right at any time prior to the acquisition by a person or group of 15% or more (or 10% in certain circumstances) of CCB's outstanding common stock.


     Regulatory Matters

     CCB and the Subsidiary Banks are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived risk of assets and off-balance sheet instruments. As required by the Federal Deposit Insurance Corporation Improvement Act, the federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on CCB's consolidated financial statements.

     Disclosure about the Subsidiary Banks' capital adequacy are set forth in the table below. Tier I capital consists of common equity less goodwill and certain other intangible assets. Tier I excludes the equity impact of adjusting available for sale securities to market value. Total Capital is comprised of Tier I and Tier II capital. Tier II capital includes subordinated notes and loan loss reserves, as defined and limited according to regulatory guidelines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk-weight is then applied. Management believes that as of December 31, 1999, CCB and the Subsidiary Banks met all capital adequacy requirements to which they were subject.

     As of December 31, 1999 (the most recent notification), the Federal Deposit Insurance Corporation ("FDIC") categorized the Subsidiary Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Subsidiary Banks must meet minimum ratios for total risk-based, Tier I risk-based, and Tier I leverage (the ratio of Tier I capital to average assets) as set forth in the following table. There are no conditions or events since the latest notification that management believes have changed the Subsidiary Banks' category.

     The risk-based capital and leverage ratios for CCB Bank, AmFed and CCB-Ga. as of December 31, 1999 and 1998 are presented below. CCB-Ga.'s high capital ratios are due to the sale of the majority of its assets (credit card receivables) without returning excess capital to the Parent Company. It is anticipated that CCB-Ga. will be dissolved in 2000 with the resulting return of capital to the Parent Company.


                                                                         CCB Bank                        AmFed
                                                               ----------------------------- -----------------------------
                                                                    1999           1998           1999           1998
                                                               -------------- -------------- -------------- --------------
                                                                                     (In Thousands)
Tier I capital                                                  $590,141           500,016        113,975        105,287
--------------------------------------------------------------
Total capital                                                    655,394           557,567        124,549        116,807
--------------------------------------------------------------
Risk-weighted assets                                           5,330,070         4,848,586        830,670        881,471
--------------------------------------------------------------
Adjusted quarterly average assets                              6,866,296         6,396,674      1,256,837      1,218,405
--------------------------------------------------------------
Risk-based capital ratios:
 Tier I capital to risk-weighted assets:
  Actual                                                       11.07 %                10.31          13.72          11.94
--------------------------------------------------------------
  Regulatory minimum                                                4.00               4.00           4.00           4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions        6.00               6.00           6.00           6.00
--------------------------------------------------------------
 Total capital to risk-weighted assets:
  Actual                                                           12.30              11.50          14.99          13.25
--------------------------------------------------------------
  Regulatory minimum                                                8.00               8.00           8.00           8.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions       10.00              10.00          10.00          10.00
--------------------------------------------------------------
 Leverage ratio:
  Actual                                                            8.59               7.82           9.07           8.64
--------------------------------------------------------------
  Regulatory minimum                                                4.00               4.00           4.00           4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions        5.00               5.00           5.00           5.00
-------------------------------------------------------------- ---------         ----------     ----------     ----------



                                                                      CCB-Ga.
                                                               ----------------------
                                                                   1999       1998
                                                               ----------- ----------
                                                                   (In Thousands)
Tier I capital                                                    10,067     12,781
--------------------------------------------------------------
Total capital                                                     10,067     13,577
--------------------------------------------------------------
Risk-weighted assets                                               2,190     61,470
--------------------------------------------------------------
Adjusted quarterly average assets                                 28,623     88,290
--------------------------------------------------------------
Risk-based capital ratios:
 Tier I capital to risk-weighted assets:
  Actual                                                           459.68      20.79
--------------------------------------------------------------
  Regulatory minimum                                                 4.00       4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions         6.00       6.00
--------------------------------------------------------------
 Total capital to risk-weighted assets:
  Actual                                                           459.68      22.09
--------------------------------------------------------------
  Regulatory minimum                                                 8.00       8.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions        10.00      10.00
--------------------------------------------------------------
 Leverage ratio:
  Actual                                                            35.17      14.48
--------------------------------------------------------------
  Regulatory minimum                                                 4.00       4.00
--------------------------------------------------------------
  Well-capitalized under prompt corrective action provisions         5.00       5.00
--------------------------------------------------------------    -------    -------

(12) SUPPLEMENTARY INCOME STATEMENT INFORMATION


     Following is a breakdown of the components of "other operating" expenses on the Consolidated Statements of Income:



                                          Years Ended December 31
                                      --------------------------------
                                         1999        1998       1997
                                      ----------   --------   --------
                                              (In Thousands )
Marketing                              $  5,974      7,370      7,303
-----------------------------------
External data processing services         6,298      5,364      4,446
-----------------------------------
Deposit and other insurance               2,618      3,415      3,346
-----------------------------------
Postage and freight                       4,449      4,486      4,107
-----------------------------------
Printing and office supplies              8,017      7,935      6,178
-----------------------------------
Telecommunications                        6,817      6,341      5,765
-----------------------------------
Legal and professional fees               7,870     10,331      6,340
-----------------------------------
Amortization of intangible assets         4,150      4,122      4,433
-----------------------------------
All other                                26,494     26,022     23,330
-----------------------------------    --------     ------     ------
 Total other operating expenses        $ 72,687     75,386     65,248
-----------------------------------    --------     ------     ------

(13) INCOME TAXES


     The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:



                                    1999          1998          1997
                                 ----------   -----------   -----------
                                             (In Thousands)
Current income taxes:
 Federal                          $ 78,383       66,004        57,809
------------------------------
 State                               4,435        7,552         5,172
------------------------------    --------       ------        ------
  Total current tax expense         82,818       73,556        62,981
------------------------------    --------       ------        ------
Deferred income tax benefit:
 Federal                            (1,334)      (4,071)       (6,245)
------------------------------
 State                                (133)        (853)         (971)
------------------------------    --------       ------        ------
  Total deferred tax benefit        (1,467)      (4,924)       (7,216)
------------------------------    --------       ------        ------
  Total income tax expense        $ 81,351       68,632        55,765
------------------------------    --------       ------        ------

     During 1999 and 1998, a total of $441,000 and $495,000, respectively, of income tax benefit was credited to additional paid-in capital as a result of the exercise of certain stock options and as a result of the lapse of restrictions on restricted stock.

     A reconciliation of income tax expense to the amount computed by multiplying income before income taxes by the statutory federal income tax rate follows:



                                                                            Amount
                                                              ----------------------------------
                                                                 1999        1998        1997
                                                              ---------- ----------- -----------
                                                                        (In Thousands)
Tax expense at statutory rate on income before income taxes    $ 81,261     66,445      52,916
-------------------------------------------------------------
State taxes, net of federal benefit                               2,797      4,354       2,731
-------------------------------------------------------------
Increase (reduction) in taxes resulting from:
 Tax-exempt interest on investment securities and loans          (1,486)    (1,370)     (1,411)
-------------------------------------------------------------
 Other, net                                                      (1,221)      (797)      1,529
-------------------------------------------------------------  --------     ------      ------
Income tax expense                                             $ 81,351     68,632      55,765%
-------------------------------------------------------------  --------     ------      ------



                                                                     % of Pretax Income
                                                              ---------------------------------
                                                                  1999       1998       1997
                                                              ----------- ---------- ----------
Tax expense at statutory rate on income before income taxes       35.00%      35.00      35.00
-------------------------------------------------------------
State taxes, net of federal benefit                                1.20        2.29       1.81
-------------------------------------------------------------
Increase (reduction) in taxes resulting from:
 Tax-exempt interest on investment securities and loans           ( .64)     ( .70)     ( .93)
-------------------------------------------------------------
 Other, net                                                       ( .52)     ( .40)       1.00
-------------------------------------------------------------     -----      ------     ------
Income tax expense                                                35.04%      36.19      36.88
-------------------------------------------------------------     -----      ------     ------

     At December 31, 1999 and 1998, CCB had recorded net deferred tax assets of $35,582,000 and $16,295,000, respectively, which are included in "other assets" on the Consolidated Balance Sheets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addition, taxes paid during the carryback period exceed CCB's recorded net deferred tax asset. Consequently, management has determined that a valuation allowance for deferred tax assets was not required at December 31, 1999 or 1998. In connection with the Stone Street acquisition, CCB acquired a net deferred tax asset of $900,000 representing tax bases in excess of financial amounts. The sources and tax effects of cumulative temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1999 and 1998 are shown below:

                                                                        1999         1998
                                                                     ----------   ---------
                                                                         (In Thousands)
  Deferred tax assets:
   Reserve for loan losses                                            $28,784      26,370
------------------------------------------------------------------
   Postretirement benefits                                              4,234       2,853
------------------------------------------------------------------
   Deferred compensation                                                2,338       2,453
------------------------------------------------------------------
   Unrealized losses on investment securities available for sale        8,530          --
------------------------------------------------------------------
   Other                                                                4,918       5,838
------------------------------------------------------------------    -------      ------
    Total gross deferred tax assets                                    48,804      37,514
------------------------------------------------------------------    -------      ------
  Deferred tax liabilities:
   Intangible assets                                                      676       1,218
------------------------------------------------------------------
   Deferred loan fees and costs                                         4,232       3,333
------------------------------------------------------------------
   Premises and equipment                                               2,915       1,542
------------------------------------------------------------------
   FHLB dividends                                                       2,294       2,581
------------------------------------------------------------------
   Unrealized gains on investment securities available for sale            --       8,390
------------------------------------------------------------------
   Mortgage servicing rights gain                                       1,569       2,724
------------------------------------------------------------------
   Other                                                                1,536       1,431
------------------------------------------------------------------    -------      ------
    Total gross deferred tax liabilities                               13,222      21,219
------------------------------------------------------------------    -------      ------
    Net deferred tax asset                                            $35,582      16,295
------------------------------------------------------------------    -------      ------

(14) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK


     Commitments and Contingencies

     The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2019. Total rental expense amounted to $8,601,000 in 1999, $7,467,000 in 1998 and $6,319,000 in
1997. A summary of noncancellable, long-term lease commitments at December 31, 1999 follows:



                                   Type of Property
                             -----------------------------
                                                                 Total
Year Ending December 31       Real Property     Equipment     Commitments
--------------------------   ---------------   -----------   ------------
                                            (In Thousands)
2000                             $  6,923         3,186         10,109
----
2001                                6,447         2,637          9,084
----
2002                                6,050         1,845          7,895
----
2003                                5,264           276          5,540
----
2004                                4,213            30          4,243
----
Thereafter                         31,535            --         31,535
----                             --------         -----         ------
 Total lease commitments         $ 60,432         7,974         68,406
--------------------------       --------         -----         ------

     Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2000.

     Certain legal claims have arisen in the normal course of business in which CCB and certain of its Subsidiary Banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on CCB's financial position or results of operations.

     In addition to legal actions in the normal course of business, AmFed filed a claim against the United States of America in the Court of Federal Claims in 1995. The complaint seeks compensation for exclusion of supervisory goodwill from the calculation of AmFed's regulatory capital requirements as a result of enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). During the 1980's, healthy thrift institutions were encouraged to buy troubled thrifts through the regulatory agencies allowing the thrifts to count supervisory goodwill as regulatory capital on their balance sheets and amortize the purchase over several decades. Supervisory goodwill represented the difference between the purchase price and the actual value of an insolvent thrift's tangible assets. However, when the FIRREA legislation was enacted in 1989, the acquiring thrifts were required to write-off their supervisory goodwill more rapidly, effectively wiping out a significant part of their regulatory capital. Over 100 lawsuits have been filed by the acquiring thrifts seeking compensation from the United States for the losses suffered from capital restrictions. AmFed's supervisory goodwill arose from acquisitions in 1982. CCB is vigorously pursuing this litigation. The amount of recovery, if any, which could result if AmFed were to prevail in its suit cannot be determined at this time. Legal expenses incurred in pursuit of the claim have been nominal.

     Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 1999 and 1998, the Subsidiary Banks had commitments to extend credit of approximately $1.7 billion and $1.8 billion. These amounts include unused revolving credit lines and home mortgage equity lines of $94 million and $496 million, respectively, at December 31, 1999 and $403 million and $416 million, respectively, at December 31, 1998.

     Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $39 million and $31 million in outstanding standby letters of credit at December 31, 1999 and 1998.


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


     The Subsidiary Banks use the same credit policies in making commitments to extend credit that are used for on-balance sheet instruments. For standby letters of credit, the Subsidiary Banks use a more strict credit policy due to the nature of the instruments. CCB's exposure to credit loss for commitments to extend credit and standby letters of credit in the event of the other party's nonperformance is represented by the contract amount of the instrument and is essentially the same as that involved in extensions of loans with collateral being obtained if deemed necessary.

     For interest rate contracts, the contract or notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating interest payments between the counterparties. Potential credit risk on these contracts arises from the counterparty's inability to meet the terms of the contract. With management's policy of settling interest payments quarterly, the risk of loss from nonperformance is decreased. Management considers the credit risk of these contracts to be minimal and manages this risk through routine review of the counterparty's financial ratings.

     As of December 31, 1999, CCB had off-balance sheet derivative financial instruments in the form of interest rate swaps (basis swaps) with notional principal of $200 million. The interest rate swaps were entered into in July 1999 and April 1998 with two-year terms; the counterparties are large financial institutions. The purpose of entering into the interest rate swaps was to synthetically convert CCB's U.S. Treasury-based liabilities (certain types of deposit accounts) into prime rate-based liabilities and lock-in a favorable spread between the two indices. Payments or receipts of interest are computed by netting (1) payment of the notional amount times the prime rate, as adjusted by the terms of the basis swaps, and (2) receipt of the notional amount times the 91-day weekly Treasury Bill rate. Consequently, if the Treasury Bill rate increases more than the prime rate increases, CCB receives a greater net interest payment. Therefore, the negative impact of paying higher rates on the portions of the deposit base tied to the U.S. Treasury rates while earning "lower" yields on prime-based earning assets (loans), is decreased. Net interest payments received on these financial instruments had a positive impact on interest expense in 1999 of $353,000 and a negative impact of $105,000 in 1998. CCB was party to another basis swap for $100 million that expired during 1999 and was replaced by the basis swap entered into in July 1999. Since inception, the cumulative impact of the three interest rate swaps as of December 31, 1999 was to decrease deposit interest expense by $272,000. CCB's interest rate swaps provide for the quarterly exchange of interest payments between counterparties. At December 31, 1999, interest receivable on these contracts totaled $78,000.


(15) DIVIDEND RESTRICTIONS

     Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to CCB in the form of cash dividends. Regulatory capital requirements must be met by the Subsidiary Banks as well as restrictions under the General Statutes of North Carolina in regard to CCB Bank. Under these requirements, the Subsidiary Banks have approximately $283,903,000 in retained earnings at December 31, 1999 that can be transferred to CCB in the form of cash dividends. Total dividends declared by the Subsidiary Banks to CCB in 1999 were $88,900,000.

     As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $493,034,000 at December 31, 1999 were restricted from transfer to CCB.


(16) CCB FINANCIAL CORPORATION (PARENT COMPANY)

     CCB Financial Corporation's principal asset is the investment in its Subsidiary Banks and its principal source of income is dividends from the Subsidiary Banks. The Parent Company's Condensed Balance Sheets at December 31, 1999 and 1998 and the related Condensed Statements of Income and Cash Flows for the three-years ended December 31, 1999 are as follows:


Condensed Balance Sheets
As of December 31, 1999 and 1998

                                                      1999           1998
                                                 --------------   ----------
                                                       (In Thousands)
Cash and short-term investments                   $   185,840      177,036
----------------------------------------------
Loans                                                  75,096       65,653
----------------------------------------------
 Less reserve for loan losses                             792          792
----------------------------------------------    -----------      -------
  Net loans                                            74,304       64,861
----------------------------------------------
Investment in subsidiaries                            727,631      658,951
----------------------------------------------
Other assets                                           19,969       17,772
----------------------------------------------    -----------      -------
  Total assets                                    $ 1,007,744      918,620
----------------------------------------------    -----------      -------
Master notes                                      $   174,748      128,482
----------------------------------------------
Note payable to subsidiary                             60,000       52,000
----------------------------------------------
Subordinated notes                                     32,985       32,985
----------------------------------------------
Other liabilities                                      20,050       17,259
----------------------------------------------    -----------      -------
  Total liabilities                                   287,783      230,726
----------------------------------------------
Shareholders' equity                                  719,961      687,894
----------------------------------------------    -----------      -------
  Total liabilities and shareholders' equity      $ 1,007,744      918,620
----------------------------------------------    -----------      -------

CONDENSED INCOME STATEMENTS
Years Ended December 31, 1999, 1998 and 1997



                                                                          1999           1998         1997
                                                                     -------------   -----------   ---------
                                                                                 (In Thousands)
Dividends from subsidiaries                                            $  88,900       151,700      32,100
------------------------------------------------------------------
Interest income                                                           11,413        10,909       9,811
------------------------------------------------------------------
Other income                                                                  48            66           8
------------------------------------------------------------------     ---------       -------      ------
  Total operating income                                                 100,361       162,675      41,919
------------------------------------------------------------------     ---------       -------      ------
Interest expense                                                          11,714        10,188       8,881
------------------------------------------------------------------
Provision for loan losses                                                     --            --         102
------------------------------------------------------------------
Merger-related expense                                                        --            --       3,873
------------------------------------------------------------------
Management fees                                                              589           563         150
------------------------------------------------------------------
Other operating expenses                                                     889         1,303         870
------------------------------------------------------------------     ---------       -------      ------
  Total operating expenses                                                13,192        12,054      13,876
------------------------------------------------------------------     ---------       -------      ------
Income before income taxes                                                87,169       150,621      28,043
------------------------------------------------------------------
Income taxes                                                                (606)         (377)       (910)
------------------------------------------------------------------     ---------       -------      ------
Income before equity in undistributed net income of subsidiaries          87,775       150,998      28,953
------------------------------------------------------------------
Equity in undistributed net income (loss) of subsidiaries                 63,048       (29,786)     66,471
------------------------------------------------------------------     ---------       -------      ------
Net income                                                             $ 150,823       121,212      95,424
------------------------------------------------------------------     ---------       -------      ------

Condensed Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997



                                                              1999           1998            1997
                                                         -------------   ------------   -------------
                                                                        (In Thousands)
Net cash provided by operating activities                  $  88,980        153,493        26,347
------------------------------------------------------     ---------        -------        -------
Investment in subsidiaries                                   (32,683)            --         2,598
------------------------------------------------------
Net decrease in loans to subsidiaries                             --         10,000            --
------------------------------------------------------
Net increase in loans                                         (9,443)        (4,776)       (7,835)
------------------------------------------------------
Other, net                                                       (69)           (24)           (4)
------------------------------------------------------     ---------        -------        ---------
  Net cash provided (used) by investing activities           (42,195)         5,200        (5,241)
------------------------------------------------------     ---------        -------        --------
Increase in master notes                                      46,266         11,110        32,505
------------------------------------------------------
Proceeds from issuance of debt to subsidiaries                 8,000          3,000         4,800
------------------------------------------------------
Proceeds from stock issuance in acquisition                   26,295             --            --
------------------------------------------------------
Purchase and retirement of common stock                      (74,996)       (76,601)           --
------------------------------------------------------
Cash dividends                                               (43,797)       (40,398)      (36,750)
------------------------------------------------------
Other, net                                                       251          1,959         3,417
------------------------------------------------------     ---------        -------       ---------
  Net cash provided (used) by financing activities           (37,981)      (100,930)        3,972
------------------------------------------------------     ---------       --------       ---------
Net increase in cash and short-term investments                8,804         57,763        25,078
------------------------------------------------------
Cash and short-term investments at beginning of year         177,036        119,273        94,195
------------------------------------------------------     ---------       --------       ---------
Cash and short-term investments at end of year             $ 185,840        177,036       119,273
------------------------------------------------------     ---------       --------       ---------

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)


     Summarized consolidated quarterly financial data for the years ended December 31, 1999 and 1998 follows:



                                                                                  1999
                                                            -----------------------------------------------
                                                               4th Qtr.     3rd Qtr.   2nd Qtr.   1st Qtr.
                                                            -------------- ---------- ---------- ----------
                                                                   (In Thousands Except Per Share Data)
Interest income                                               $  154,344    146,486    145,796    142,973
-----------------------------------------------------
Interest expense                                                  69,620     63,741     62,071     62,115
-----------------------------------------------------         ----------    -------    -------    -------
Net interest income                                               84,724     82,745     83,725     80,858
-----------------------------------------------------
Provision for loan losses                                          3,525      3,284      5,676      1,811
-----------------------------------------------------         ----------    -------    -------    -------
Net interest income after provision for loan losses               81,199     79,461     78,049     79,047
-----------------------------------------------------
Gain on sale of credit card receivables                               --         --     32,837         --
-----------------------------------------------------
Other income                                                      32,476     28,549     32,551     32,041
-----------------------------------------------------
Other expenses                                                    62,765     60,453     61,596     59,222
-----------------------------------------------------         ----------    -------    -------    -------
Income before income taxes                                        50,910     47,557     81,841     51,866
-----------------------------------------------------
Income taxes                                                      17,470     16,012     29,756     18,113
-----------------------------------------------------         ----------    -------    -------    -------
Net income                                                    $   33,440     31,545     52,085     33,753
-----------------------------------------------------         ----------    -------    -------    -------
Net income per share:
 Basic                                                        $      .84        .80        1.30       .84
-----------------------------------------------------
 Diluted                                                             .83        .79        1.29       .83
-----------------------------------------------------         ----------    -------    --------   -------



                                                                         1998
                                                       ------------------------------------------
                                                        4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                                       ---------- ---------- ---------- ---------
                                                          (In Thousands Except Per Share Data)
Interest income                                         145,517    145,683    144,562    141,637
-----------------------------------------------------
Interest expense                                         62,756     64,604     64,234     62,968
-----------------------------------------------------   -------    -------    -------    -------
Net interest income                                      82,761     81,079     80,328     78,669
-----------------------------------------------------
Provision for loan losses                                 4,320      4,778      3,646      3,140
-----------------------------------------------------   -------    -------    -------    -------
Net interest income after provision for loan losses      78,441     76,301     76,682     75,529
-----------------------------------------------------
Gain on sale of credit card receivables                      --         --         --         --
-----------------------------------------------------
Other income                                             30,275     28,588     29,508     24,737
-----------------------------------------------------
Other expenses                                           58,313     58,894     58,918     54,092
-----------------------------------------------------   -------    -------    -------    -------
Income before income taxes                               50,403     45,995     47,272     46,174
-----------------------------------------------------
Income taxes                                             18,814     15,632     17,296     16,890
-----------------------------------------------------   -------    -------    -------    -------
Net income                                               31,589     30,363     29,976     29,284
-----------------------------------------------------   -------    -------    -------    -------
Net income per share:
 Basic                                                      .78        .75        .73        .70
-----------------------------------------------------
 Diluted                                                    .77        .74        .72        .70
-----------------------------------------------------   -------    -------    -------    -------

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS


     Disclosure of fair value estimates of on- and off-balance sheet financial instruments is required under SFAS No. 107. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. Significant assets and liabilities that are not considered financial instruments include premises and equipment, intangible assets, negative goodwill, the trust department and mortgage banking operations. In addition, the tax ramifications resulting from the realization of the unrealized gains and losses of the financial instruments would have a significant impact on the fair value estimates presented and have not been considered in any of the fair value estimates. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of CCB. Estimated fair values of certain on- and off-balance sheet financial instruments at December 31, 1999 and 1998 are presented below (in thousands):

                                                                                1999                      1998
                                                                      ------------------------- -------------------------
                                                                        Carrying       Fair       Carrying       Fair
                                                                         Amount        Value       Amount        Value
                                                                      ------------ ------------ ------------ ------------
                                                                                        (In Thousands)
Financial assets:
Cash, time deposits in other banks and other short-term investments    $  400,989     400,989      740,451      740,451
---------------------------------------------------------------------
Investment securities                                                   1,636,490   1,638,568    1,364,387    1,369,475
---------------------------------------------------------------------
Net loans                                                               5,876,918   5,912,856    5,414,155    5,527,581
---------------------------------------------------------------------
Financial liabilities:
Deposits                                                                6,717,025   6,705,433    6,459,764    6,475,689
---------------------------------------------------------------------
Short-term borrowings                                                     329,670     329,670      288,256      288,256
---------------------------------------------------------------------
Long-term debt                                                            328,922     320,295      216,695      219,236
---------------------------------------------------------------------
Off-balance sheet financial instruments:
Interest rate swaps                                                            78         100           26         (430)
---------------------------------------------------------------------  ----------   ---------    ---------    ---------

     Fair value estimations are made at a point in time based on relevant market information and the characteristics of the on- and off-balance sheet financial instruments being valued. The estimated fair value presented does not represent the gain or loss that could result if CCB chose to liquidate all of its holdings of a financial instrument. Because no market exists for a large portion of CCB's financial instruments, fair value estimates are based on management's judgments about expected loss experience, current economic conditions, the risk characteristics of the individual financial instruments and other factors. Accordingly, these estimates are subjective in nature and involve a high degree of judgment and cannot be determined with a high degree of precision. Changes in assumptions and/or the methodology used could significantly impact the fair values presented above.


     Financial Assets

     The fair value of cash, time deposits in other banks and other short-term investments is equal to their carrying value due to the nature of those instruments. The fair value of investment securities is based on published market values. The fair value of net loans is based on the discounting of scheduled cash flows through estimated maturity using market rates and management's judgment about the credit risk inherent in the different segments of the loan portfolio. Estimates of maturity, except for residential mortgage loans, are based on the stated term of the loan or CCB's estimates of prepayments considering current economic and lending conditions. Estimates of maturity for residential mortgage loans are based on prepayments estimated by secondary market sources.


     Financial Liabilities

     The fair value of noninterest-bearing deposits, savings and NOW accounts and money market accounts is the amount payable on demand at December 31, 1999 and 1998. The fair value of time deposits is estimated based on the discounted value of contractual cash flows using the currently offered rate for deposits with similar remaining maturities. Short-term borrowings are generally due within 90 days, and, accordingly, the carrying amount of these instruments is considered to be a reasonable approximation of their fair value. The estimated fair value of long-term debt is based on quoted market rates for the same or similar issues or is based on the market rates for debt of the same remaining maturities.


     Off-Balance Sheet Financial Instruments

     The estimated fair value of commitments to extend credit and standby letters of credit are equal to their carrying value due to the majority of these off-balance sheet instruments having relatively short terms to maturity and being written at variable rates. The carrying amounts of commitments to extend credit and standby letters of credit are comprised of unamortized fee income, if any. These amounts are not material to CCB. The carrying amounts are reasonable estimates of the fair value of these off-balance sheet financial instruments due to their maturity and repricing terms.

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

     KPMG LLP, independent auditors, audited CCB's consolidated financial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits.

     The voting members of the Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with management, CCB's internal auditors and the independent auditors to discuss audit, financial reporting, and related matters. KPMG LLP and the internal auditors have direct access to the Audit Committee.




                         /s/ ERNEST C. ROESSLER
                         ----------------------------------------------------
                         ERNEST C. ROESSLER
                         Chairman, President and Chief Executive Officer


                         /s/ SHELDON M. FOX
                         ----------------------------------------------------
                         SHELDON M. FOX
                         Executive Vice President and Chief Financial Officer


                         /s/ W. HAROLD PARKER, JR.
                         ----------------------------------------------------
                         W. HAROLD PARKER, JR.
                         Senior Vice President and Controller

January 20, 2000

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CCB Financial Corporation

     We have audited the consolidated balance sheets of CCB Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCB Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ KPMG LLP
-----------------------
Raleigh, North Carolina
January 20, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE

     There have been no disagreements with accountants on accounting and financial disclosures.



                                   PART III.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to CCB Financial Corporation's definitive Proxy Statement dated March 17, 2000 (the "Proxy Statement"), under the heading "Proposal 1. Election of Directors" or appears under the heading "Executive Officers of the Registrant" in Part I. of this Annual Report on Form 10-K.


Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement, under the headings "Compensation Committee Report", "Executive Compensation", "Pension Plan" and "Changes in Control and Employment Arrangements".


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement, under the heading "Amount and Nature of Beneficial Ownership of Voting Securities".


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement, under the heading "Transactions with Management".


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

     (a) 3.

     Exhibits are listed in the Exhibit Index beginning on page 57 of this Annual Report.

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

1995 Directors Performance Plan of American Federal Bank, FSB, as assumed by the Registrant

Employment and Amended and Restated Change of Control Agreement between Registrant, Central Carolina Bank and Trust Company and Ernest C. Roessler

Employment and Amended and Restated Change of Control Agreement between Registrant, Central Carolina Bank and Trust Company and Richard L. Furr

Employment and Amended and Restated Change of Control Agreement between Registrant, Central Carolina Bank and Trust Company and J. Scott Edwards

Amended and Restated Employment Agreement between Registrant, Central Carolina Bank and Trust Company and Sheldon M. Fox

Plan for Severance Compensation after a Change in Control dated October 21, 1997 and amended October 19, 1998 and April 27, 1999

Amended and Restated Employment Agreement by and between Registrant, Central Carolina Bank and Trust Company and David B. Jordan

Amended and Restated Employment Agreement by and between Registrant and William
L. Abercrombie, Jr.

Amended and Restated Employment Agreement between American Federal Bank, FSB and William L. Abercrombie, Jr.

Stone Street Bancorp, Inc. Stock Option Plan, as assumed by the Registrant

Subsidiaries of Registrant

Consent of KPMG LLP

Financial Data Schedule

Registrant's Proxy Statement to Shareholders for the 2000 Annual Meeting of Shareholders

            COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
          W. HAROLD PARKER, JR., SENIOR VICE PRESIDENT AND CONTROLLER
                         OF CCB FINANCIAL CORPORATION

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

Form 10-K 5172-2 (3/00)

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

                                               Date: March 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          Signature                                Title                   Date
----------------------------------      --------------------------   ---------------
 /s/  ERNEST C. ROESSLER                Chairman and President        March 14, 2000
----------------------------------      (Chief Executive Officer)
      Ernest C. Roessler

 /s/  William L. Abercrombie, Jr.       Vice Chairman                 March 14, 2000
----------------------------------
      William L. Abercrombie, Jr.

 /s/  J. Harper Beall, III              Director                      March 14, 2000
----------------------------------
      J. Harper Beall, III

 /s/  James B. Brame, Jr.               Director                      March 14, 2000
----------------------------------
      James B. Brame, Jr.

 /s/  Timothy B. Burnett                Director                      March 14, 2000
----------------------------------
      Timothy B. Burnett

 /s/  Blake P. Garrett, Jr.             Director                      March 14, 2000
----------------------------------
      Blake P. Garrett, Jr.

 /s/  Edward S. Holmes                  Director                      March 14, 2000
----------------------------------
      Edward S. Holmes

 /s/  David B. Jordan                   Vice Chairman                 March 14, 2000
----------------------------------
      David B. Jordan

 /s/  C. Dan Joyner                     Director                      March 14, 2000
----------------------------------
      C. Dan Joyner

 /s/  Owen G. Kenan                     Director                      March 14, 2000
----------------------------------
      Owen G. Kenan

 /s/  Eugene J. McDonald                Executive Vice Chairman       March 14, 2000
----------------------------------
      Eugene J. McDonald

 /s/  Hamilton W. McKay, Jr., M.D.      Director                      March 14, 2000
----------------------------------
      Hamilton W. McKay, Jr., M.D.

 /s/  George J. Morrow                  Director                      March 14, 2000
----------------------------------
      George J. Morrow

             Signature                           Title                   Date
-----------------------------------   --------------------------   ---------------
 /s/  Eric B. Munson                    Director                      March 14, 2000
----------------------------------
      Eric B. Munson

 /s/  David E. Shi                      Director                      March 14, 2000
----------------------------------
      Dr. David E. Shi

 /s/  Jimmy K. Stegall                  Director                      March 14, 2000
----------------------------------
      Jimmy K. Stegall

 /s/  H. Allen Tate, Jr.                Director                      March 14, 2000
----------------------------------
      H. Allen Tate, Jr.

 /s/  James L. Williamson               Director                      March 14, 2000
----------------------------------
      James L. Williamson

 /s/  Phail Wynn, Jr.                   Director                      March 14, 2000
----------------------------------
      Dr. Phail Wynn, Jr.

 /s/  Sheldon M. Fox                    Executive Vice President      March 14, 2000
----------------------------------        and Chief Financial
      Sheldon M. Fox                      Officer

/s/   W. Harold Parker, Jr.             Senior Vice President         March 14, 2000
----------------------------------        and Controller (Chief
      W. Harold Parker, Jr.               Accounting Officer)


                                 EXHIBIT INDEX


 Exhibit Number
 per Item 601 of
 Regulation S-K                                       Description                                       Exhibit No.
---------------- ------------------------------------------------------------------------------------- ------------
        (3)      Articles of Incorporation and Bylaws.
                 a.   Registrant's Amended and Restated Articles of Incorporation are incorporated           *
                      herein by reference from Exhibit 3 of Registrant's Form 8-K dated May 19,
                      1995.
                 b.   Registrant's Articles of Amendment to its Amended and Restated Articles of             *
                      Incorporation are incorporated herein by reference from Exhibit 3 of
                      Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
                      1997.
                 c.   Registrant's Articles of Amendment to its Amended and Restated Articles of             *
                      Incorporation are incorporated herein by reference from Exhibit 3 of
                      Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
                      1998.
                 d.   Registrant's Articles of Amendment to its Amended and Restated Articles of             *
                      Incorporation are incorporated herein by reference from Exhibit 3 of
                      Registrant's Current Report on Form 8-K dated October 1, 1998.
                 e.   Registrant's Amended and Restated Bylaws dated April 28, 1998 are                      *
                      incorporated by reference from Exhibit 3 of Registrant's Quarterly Report on
                      Form 10-Q for the quarter ended June 30, 1999.
        (4)      Instruments defining the rights of security holders, including indentures.
                 a.   Specimen of Common Stock of Registrant is incorporated herein by reference             *
                      from Exhibit 4.1 of Registrant's Current Report on Form 8-K dated
                      October 1, 1998.
                 b.   Amended and Restated Rights Agreement dated October 1, 1998 between                    *
                      Registrant and Central Carolina Bank and Trust Company is incorporated herein by reference from Exhibit 4.2 of Registrant's Current Report on Form
                      8-K dated October 1, 1998.
                 c.   Form of indenture dated November 1, 1993 between Registrant and Bank of                *
                      New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of the Registrant's
                      Registration Statement No. 33-50793 on Form S-3.
     (10)        Material contracts.
                 a.   Description of Management Performance Incentive Plan of Central Carolina               *
                      Bank and Trust Company is incorporated herein by reference from
                      Registrant's 1988 Annual Report on Form 10-K.
                 b.   1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc.,              *
                      SSB is incorporated herein by reference from Exhibit 28 of Registrant's
                      Registration Statement No. 33-61268 on Form S-8.
                 c.   Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan for CCB                     *
                      Savings Bank of Lenoir, Inc., SSB is incorporated herein by reference from
                      Exhibit 10(G) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
                 d.   1993 Incentive Stock Option Plan of Registrant is incorporated herein by               *
                      reference from Exhibit 28 of Registrant's Registration Statement
                      No. 33-61270 on Form S-8.
                 e.   Long-Term Incentive Plan of Registrant is incorporated herein by reference             *
                      from Exhibit 99 of Registrant's Registration Statement No. 33-54645 on
                      Form S-8.
                 f.   Security Capital Omnibus Stock Ownership and Long-Term Incentive Plan,                 *
                      as assumed by Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No. 33-61791 on Form S-8.
                 g.   Salem Trust Bank 1986 Incentive Stock Option Plan, as assumed by                       *
                      Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's
                      Registration Statement No. 333-22031 on Form S-8.

 Exhibit Number
 per Item 601 of
 Regulation S-K                                      Description                                        Exhibit No.
---------------- ----------------------------------------------------------------------------------- ----------------
                 h.   American Federal Bank, FSB Amended and Restated 1988 Stock Option and            *
                      Incentive Plan, as assumed by Registrant, is incorporated herein by reference from Exhibit 99 of Registrant's Registration Statement No. 333-34207 on
                      Form S-8.
                 i.   1995 Directors Performance Plan of American Federal Bank, FSB, as                *
                      assumed by Registrant, is incorporated herein by reference from Exhibit 99 of
                      Registrant's Registration Statement No. 333-34231 on Form S-8.
                 j.   Employment and Amended and Restated Change of Control Agreement                10.1
                      dated January 12, 1998 an amended August 1, 1999 between Registrant,
                      Central Carolina Bank and Trust Company and Ernest C. Roessler.
                 k.   Employment and Amended and Restated Change of Control Agreement                10.2
                      dated January 21, 1998 and amended August 1, 1999 between Registrant,
                      Central Carolina Bank and Trust Company and J. Scott Edwards.
                 l.   Employment and Amended and Restated Change of Control Agreement                10.3
                      dated January 27, 1998 and amended August 1, 1999 between Registrant,
                      Central Carolina Bank and Trust Company and Richard L. Furr.
                 m.   Amended and Restated Employment Agreement dated August 1, 1999                 10.4
                      between Registrant, Central Carolina Bank and Trust Company and
                      Sheldon M. Fox.
                 n.   Registrant's Plan for Severance Compensation After a Change in Control           *
                      dated October 21, 1997 and amended October 19, 1998.
                 o.   Amendment I to Registrant's Plan for Severance Compensation After a            10.5
                      Change in Control dated April 27, 1999.
                 p.   Amended and Restated Employment Agreement by and between Registrant,             *
                      Central Carolina Bank and Trust Company and David B. Jordan dated
                      May 19, 1995 is incorporated herein by reference from Exhibit 10.1 of
                      Registrant's Form 8-K dated May 19, 1995.
                 q.   Amended and Restated Employment Agreement by and between Registrant            10.6
                      and William L. Abercrombie, Jr. dated October 15, 1999.
                 r.   Amended and Restated Employment Agreement by and between American              10.7
                      Federal Bank, FSB and William L. Abercrombie, Jr. dated October 15, 1999.
                 s.   Stone Street Bancorp, Inc. Stock Option Plan, as assumed by Registrant, is       *
                      incorporated herein by reference from Exhibit 99 of Registrant's Registration
                      Statement No. 333-91581 on Form S-8.

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

  (99)           Additional exhibits.
                 Proxy Statement for 2000 Annual Meeting of Shareholders to be held                  Not Required to
                 on April 18, 2000.                                                                  be Re-filed

* Previously filed