Form 10-Q
period 2000-03-31
CCB FINANCIAL CORP
filed 2000-05-12
CIK 714612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the period ended March 31, 2000


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

                      Yes [ X  ]     No  [     ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $5 Par value             38,808,681
            (Class of Stock)   (Shares outstanding as of May 9, 2000)

                       CCB FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


Part I.  Financial Information

 Item 1.  Financial Statements

   Consolidated Balance Sheets
      March 31, 2000, December 31, 1999 and March 31, 1999       3

   Consolidated Statements of Income
      Three Months Ended March 31, 2000 and 1999                 4

   Consolidated Statements of Shareholders' Equity and
      Comprehensive Income Three Months Ended March 31,
      2000 and 1999                                              5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2000 and 1999                 6

   Notes to Consolidated Financial Statements
      As of and for the Three Months Ended March 31,
      2000 and 1999                                              7

 Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   11

 Item 3.  Quantitative and Qualitative Disclosures
 About Market Risk                                               15

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                       16

 Signatures                                                      17

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

              CCB Financial Corporation and Subsidiaries
                      CONSOLIDATED BALANCE SHEETS

                                         (Unaudited)  December    (Unaudited)
                                          March 31,      31,       March 31,
                                             2000        1999        1999
                                             ----        ----        ----
                                      (In Thousands Except Share Data)

Assets:
Cash and due from banks              $      261,374    300,051       268,788
Time deposits in other banks                 92,312     63,020        48,328
Federal funds sold and other
   short-term investments                    53,915     37,918       468,500
Investment securities:
   Available for sale (amortized
      costs of $1,642,969,
      $1,585,372 and $1,363,886)          1,613,704  1,563,120     1,378,658
   Held to maturity (market
      values of $71,905
      $75,448 and $80,210)                   69,997     73,370        75,435
Loans (notes 2 and 4)                     6,179,370  5,954,184     5,406,258
   Less reserve for loan
      losses (notes 2 and 3)                 78,177     77,266        72,093
                                          ---------  ---------    ----------
      Net loans                           6,101,193  5,876,918     5,334,165
Premises and equipment                      115,666    113,858        94,301
Other assets (note 4)                       241,526    158,043       135,250
                                          ---------  ---------     ---------
         Total assets                $    8,549,687  8,186,298     7,803,425
                                          =========  =========     =========

Liabilities:
Deposits:
   Demand (noninterest-bearing)      $      923,812    833,389       886,208
   Savings and NOW accounts                 840,696    852,265       817,104
   Money market accounts                  1,984,980  1,895,099     1,823,907
   Jumbo time deposits                      446,933    422,280       433,432
   Consumer time deposits                 2,746,980  2,713,992     2,587,532
                                          ---------  ---------     ---------
      Total deposits                      6,943,401  6,717,025     6,548,183
Short-term borrowed funds                   393,603    329,670       250,308
Long-term debt                              383,457    328,922       216,595
Other liabilities                           107,684     90,720        99,106
                                          ---------  ---------    ----------
         Total liabilities                7,828,145  7,466,337     7,114,192
                                          ---------  ---------    ----------

Shareholders' equity (note 5):
Serial preferred stock. Authorized
   10,000,000 shares; none issued               --         --            --
Common stock of $5 par value.
   Authorized 100,000,000 shares;
   39,161,784, 39,579,808
   and 40,058,092 shares issued             195,809    197,900       200,290
Additional paid-in capital                   15,960     29,690        57,470
Retained earnings                           527,828    506,092       422,373
Accumulated other comprehensive
    income (loss)                           (18,055)   (13,721)        9,100
                                           --------    -------      --------
         Total shareholders' equity         721,542    719,961       689,233
                                           --------    -------      --------
         Total liabilities and
            shareholders' equity     $    8,549,687  8,186,298     7,803,425
                                          =========  =========     =========

See accompanying notes to consolidated financial statements.


              CCB Financial Corporation and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                              Three Months Ended March 31,
                                                    2000         1999
                                                    ----         -----
                                         (In Thousands Except Per Share Data)
Interest income:
Interest and fees on loans                     $    129,104      115,672
Interest and dividends on
 investment securities:
     U.S. Treasury                                    4,810        5,993
     U.S. Government agencies
      and corporations                               20,190       13,451
     States and political subdivisions
      (primarily tax-exempt)                          1,042        1,137
     Equity and other securities                        850          784
Interest on time deposits in other banks              1,065          504
Interest on federal funds sold
 and other short-term investments                       420        5,433
                                                    -------      -------
          Total interest income                     157,481      142,974
                                                    -------      -------
Interest expense:
Deposits                                             65,263       56,236
Short-term borrowed funds                             5,147        2,549
Long-term debt                                        5,556        3,330
                                                     ------       ------
          Total interest expense                     75,966       62,115
                                                     ------       ------
Net interest income                                  81,515       80,859
Provision for loan losses (note 3)                    2,097        1,811
                                                     ------       ------
Net interest income after provision
 for loan losses                                     79,418       79,048
                                                     ------       ------

Other income:
Service charges on deposit accounts                  15,860       14,231
Trust and custodian fees                              3,223        2,996
Sales and insurance commissions                       4,020        2,742
Merchant discount                                     3,374        2,576
Other service charges and fees                        1,111        1,506
Secondary marketing and servicing - mortgages         1,044        4,409
Other operating income                                3,016        3,459
Investment securities gains                             239          124
Investment securities losses                            (29)          (3)
                                                     ------       ------
          Total other income                         31,858       32,040
                                                     ------       ------
Other expenses:
Personnel expense                                    34,150       32,889
Net occupancy expense                                 4,613        4,093
Equipment expense                                     4,483        4,090
Other operating expense                              17,794       18,150
                                                     ------       ------
          Total other expenses                       61,040       59,222
                                                     ------       ------

Income before income taxes                           50,236       51,866
Income taxes                                         17,058       18,113
                                                     ------       ------
Net income                                     $     33,178       33,753
                                                     ======       ======
Earnings per common share (note 5):
     Basic                                     $        .84          .84
     Diluted                                            .84          .83

Weighted average shares outstanding (note 5):
     Basic                                           39,468       40,237
     Diluted                                         39,733       40,655

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME
              Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                               Additional                  hensive      Share-
                                   Common       Paid-In       Retained     Income      holders'
                                    Stock       Capital       Earnings     (Loss)       Equity
                                                             (In Thousands)
 Balance December 31, 1998     $    201,726         73,771       399,066      13,331       687,894

 Net income                            -            -             33,753       -            33,753
 Other comprehensive loss  -
  Unrealized losses on
  securities, net of deferred
  tax benefit of $2,718 and
  reclassification adjustment          -            -              -         (4,231)        (4,231)
                                                                                           -------
    Total comprehensive income                                                              29,522
 Restricted stock trans-
   actions, net                          (1)            (2)         -           -               (3)
 Stock options exercised, net
  of shares tendered                    203           (300)         -           -              (97)
 Purchase and retirement
   of shares                         (1,638)       (15,999)         -           -          (17,637)
 Dividends declared ($.26
   per share)                          -            -            (10,446)       -          (10,446)
                                    -------       --------     ---------      ------       -------
 Balance March 31, 1999        $    200,290         57,470       422,373       9,100       689,233
                                    =======       ========     =========      ======       =======

 Balance December 31, 1999     $    197,900         29,690       506,092    (13,721)       719,961

 Net income                            -            -             33,178       -            33,178
 Other comprehensive loss  -
  Unrealized losses on
  securities, net of deferred
  tax benefit of $2,680 and
  reclassification adjustment          -            -              -         (4,334)        (4,334)
                                                                                            ------
    Total comprehensive income                                                              28,844
 Restricted stock trans-
   actions, net                          10             74         -           -                84
 Stock options exercised, net
   of shares tendered                   255          2,364         -           -             2,619
 Purchase and retirement
   of shares                         (1,950)       (13,559)        -           -           (15,509)
 Other transactions, net               (406)        (2,609)        -           -            (3,015)
 Dividends declared ($.29
   per share)                          -            -            (11,442)      -           (11,442)
                                    -------         ------       -------    -------        -------
 Balance March 31, 2000        $    195,809         15,960       527,828    (18,055)       721,542
                                    =======         ======       =======    ========       =======

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                        2000         1999
                                                        ----         ----
                                                           (In Thousands)
Operating activities:
Net income                                        $     33,178        33,753
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation, amortization and accretion, net         5,075         5,649
   Provision for loan losses                             2,097         1,811
   Net gain on sales of investment securities            (210)         (121)
   Gains on sales of mortgage loans                          -       (3,478)
   Sales of loans held for sale                         43,375       393,493
   Origination of loans held for sale                  (49,627)     (429,701)
   Changes in:
     Accrued interest receivable                        (5,919)         (201)
     Accrued interest payable                            2,898         1,157
     Other assets                                       (2,689)       (1,900)
     Other liabilities                                  12,441        14,346
   Other operating activities, net                          86        (2,760)
                                                        ------        ------
     Net cash provided by operating activities          40,705        12,048
                                                        ------        ------
Investing activities:
Proceeds from:
  Maturities and issuer calls of investment
   securities held to maturity                           3,412         4,827
  Sales of investment securities available
   for sale                                            100,813         5,014
  Maturities and issuer calls of investment
   securities available for sale                        44,296       193,138
  Sales of mortgage loans                                    -       202,518
Purchases of:
  Bank owned life insurance                            (70,000)            -
  Investment securities available for sale            (203,429)     (301,166)
  Premises and equipment                                (5,386)       (4,577)
Net originations of loans                             (220,975)      (89,215)
Net cash paid in branch dispositions                          -      (12,200)
                                                       -------       -------
     Net cash used by investing activities            (351,269)       (1,661)
                                                       -------       -------
Financing activities:
Net increase in deposit accounts                       226,376       101,007
Net increase (decrease) in short-term
 borrowed funds                                         63,933       (37,948)
Proceeds from issuance of long-term debt               162,392             -
Repayments of long-term debt                          (108,178)         (100)
Issuances of common stock from
 exercise of stock options, net                          2,619           (97)
Purchase and retirement of common stock                (15,509)      (17,637)
Other equity transactions, net                          (3,015)           (1)
Cash dividends paid                                    (11,442)      (10,446)
                                                       ------        -------
     Net cash provided by financing activities         317,176        34,778
                                                       -------       -------

Net increase in cash and cash equivalents                6,612        45,165
Cash and cash equivalents at beginning of year         400,989       740,451
                                                       -------       -------
Cash and cash equivalents at end of period        $    407,601       785,616
                                                       =======       =======

Supplemental disclosures of cash flow
 information:
Interest paid during the period                   $     73,067        60,992
Income taxes paid (refunded) during the period              39          (376)

Supplemental disclosures of noncash investing
 and financing activities:
Change in market value of securities available
 for sale, net of deferred tax benefit
 of $2,680 and $2,718, respectively                     (4,334)       (4,231)
Transactions pursuant to restricted stock                   84            (3)

See accompanying notes to consolidated financial statements.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements
     As of and for the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

(1) Consolidation and Presentation

The accompanying unaudited consolidated financial statements of CCB Financial Corporation ("CCB") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of CCB on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with CCB's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Consolidation
The consolidated financial statements include the accounts and results of operations of CCB and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB Bank"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank - Georgia (collectively the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned subsidiaries of CCB Bank (CCB Investment and Insurance Service Corporation; Salem Trust Company; Salem Advisors, Inc., CCBDE, Inc.; Southland Associates, Inc., Sprunt Insurance Company, LTD and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc.) and AmFed (American Service Corporation of S.C.; Mortgage North; AMFEDDE, Inc.; Finance South, Inc. and McBee Holdings, Inc. and its subsidiary, Greenville Participations, Inc.). All significant intercompany accounts are eliminated in consolidation. CCB operates as one business segment.

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

Comprehensive Income
Comprehensive income is the change in CCB's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss). CCB's "other comprehensive income (loss)" for the three month periods ended March 31, 2000 and 1999 and "accumulated other comprehensive income (loss)" as of March 31, 2000 and 1999 are comprised solely of unrealized gains and losses, net of taxes, on certain investments in debt and equity securities.

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Consolidation and Presentation - Continued

Other comprehensive loss for the three months ended March 31, 2000 and 1999 follows (in thousands):

                                                      2000      1999
                                                      ----      ----
Unrealized holding losses arising
 during period, net of tax                         $ (4,208)   (4,158)
Less reclassification adjustment for net
 realized gains, net of tax                             126        73
                                                     -------   ------
Unrealized losses on securities, net
 of applicable income taxes                        $ (4,334)   (4,231)
                                                     ======    ======

(2) Loans

A summary of loans at March 31, 2000 and 1999 follows (in thousands):

                                                2000             1999
                                                ----             ----
Commercial, financial
 and agricultural                        $    688,930          715,721
Real estate-construction                    1,253,538          965,694
Real estate-mortgage                        3,502,382        2,999,630
Instalment loans to individuals               574,007          496,200
Revolving credit                               59,221          205,636
Lease financing                                85,516           57,477
                                            ---------        ---------
   Gross loans                              6,190,385        5,413,567
Less unearned income                           11,015            7,309
                                            ---------        ---------
   Total loans                           $  6,179,370        5,406,258
                                            =========        =========

Mortgage loans held for sale totaled $14,676,000 and $45,084,000 at March 31, 2000 and 1999, respectively, and are reported at the lower of cost or market. At March 31, 2000, impaired loans amounted to $17,001,000 compared to $8,903,000 at December 31, 1999 and
$17,622,000 at March 31, 1999. The related reserve for loan losses on these loans amounted to $3,456,000 at March 31, 2000, $1,897,000 at December 31, 1999 and $3,101,000 at March 31, 1999. During the three months ended March 31, 2000 and 1999, loans totaling $267,000 and $477,000, respectively, were transferred to "other assets" due to loan foreclosure.


              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(3) Reserve for Loan Losses

Following is a summary of the reserve for loan losses for the three months ended March 31, 2000 and 1999 (in thousands):

                                                2000        1999
                                                ----        ----
Balance at beginning of period               $ 77,266      73,182
Provision charged to operations                 2,097       1,811
Recoveries of loans previously charged-off        721         708
Loan losses charged to reserve                 (1,907)     (3,608)
                                               ------      ------
Balance at end of period                     $ 78,177      72,093
                                               ======      ======

(4) Risk Assets

Following is a summary of risk assets at March 31, 2000, December 31, 1999, and March 31, 1999 (in thousands):

                                     March 31,  December 31,  March 31,
                                       2000        1999        1999
                                       ----        ----        ----
Nonaccrual loans                   $  24,745      15,950      18,231
Other real estate acquired
 through loan foreclosures             1,654       2,872         649
Restructured loans                     2,241       2,251         736
Accruing loans 90 days or
 more past due                         3,478       3,555       3,722
                                      ------      ------      ------
Total risk assets                  $  32,118      24,628      23,338
                                      ======      ======      ======

(5) Per Share Data

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended
March 31, 2000 and 1999 (in thousands except per share data):

                                        2000       1999
                                        ----       ----
Basic EPS:
Average common shares outstanding      39,468    40,237
Net income                            $33,178    33,753
Earnings per share                        .84       .84
                                       ======    ======
Diluted EPS:
Average common shares outstanding      39,733    40,655
Net income                            $33,178    33,753
Earnings per share                        .84       .83
                                       ======    ======

              CCB Financial Corporation and Subsidiaries
              Notes to Consolidated Financial Statements

(6) Contingencies

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of CCB or its subsidiaries.

(7) Pending Merger

On March 20, 2000, CCB announced a definitive agreement for a merger with National Commerce Bancorporation ("NCBC"), a $6.8 billion bank holding company headquartered in Memphis, Tennessee. Under the terms of the definitive agreement, NCBC would be the surviving company and CCB shareholders would receive 2.45 shares of NCBC common stock for each share of CCB common stock. The transaction is proposed to be accounted for as a pooling-of-interests. The acquisition is subject to approval by various regulatory agencies and the shareholders of CCB and NCBC and is tentatively scheduled to be completed in the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to aid in the understanding and evaluation of financial conditions and changes therein and results of operations of CCB Financial Corporation ( "CCB") and its wholly-owned subsidiaries, Central Carolina Bank and Trust Company ("CCB Bank"), American Federal Bank, FSB ("AmFed") and Central Carolina Bank-Georgia ("CCB-Ga.") (collectively the "Subsidiary Banks") as of and for the three months ended March 31, 2000 and 1999. The consolidated financial statements also include the accounts and results of operations of CCB Bank's wholly-owned subsidiaries: CCB Investment and Insurance Service Corporation ("CCBI"); Salem Trust Company; Salem Advisors, Inc.; CCBDE, Inc.; Southland Associates, Inc.; Sprunt Insurance Company, LTD and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc. AmFed's wholly-owned subsidiaries are also included in the consolidated financial statements: American Service Corporation of S.C.; AMFEDDE, Inc.; Mortgage North; Finance South, Inc. and McBee Holdings, Inc. and its wholly-owned subsidiary, Greenville Participations, Inc. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) related to anticipated future operating and financial performance, growth opportunities and growth rates, and other similar forecasts and statements of expectations. Words such as "expects", "plans", "estimates", "projects", "objectives" and "goals" and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance.

Factors that may cause actual results to differ from those expressed or implied include, but are not limited to, changes in political and economic conditions, interest rate movements, competitive product and pricing pressures within CCB's markets, success and timing of business initiatives, technological change, and changes in legal, regulatory and tax policies.

Readers should also consider information on risks and uncertainties contained in the discussions of competition, interstate banking and branching, and supervision and regulation in CCB's most recent report on Form 10-K.

Results of Operations - Three Months Ended March 31, 2000 and 1999
Net income for the three months ended March 31, 2000 amounted to $33.2 million compared to 1999's $33.8 million. First quarter 1999 income included a branch sale gain of approximately $1.1 million and a gain on the sale of mortgage loans with principal balances of approximately $200 million. Basic income per share totaled $.84 in 2000 and the first quarter of 1999. Diluted income per share amounted to $.84 and $.83 for the respective periods. Annualized returns on average assets and shareholders' equity were 1.61% and 18.42%, respectively, in 2000 compared to 1999's 1.78% and 19.86%.

Net Interest Income
Average Balance Sheets and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Growth of $544.2 million or 7.5% in the interest-earning asset base over the prior period was substantially offset by a significant tightening of the interest rate spread by 29 basis points to 3.69%. Tightening of the interest rate spread was primarily caused by the higher interest rate environment experienced in the last two quarters of 1999 and into the current quarter. From the third quarter of 1999

                                                                    Table 1
                            CCB FINANCIAL CORPORATION
                Average Balances and Net Interest Income Analysis
                    Three Months Ended March 31, 2000 and 1999
                      (Taxable Equivalent Basis-In Thousands) (1)

                                                           2000
                                              -----------------------------
                                                         Interest   Average
                                              Average     Income/    Yield/
                                              Balance     Expense     Rate
Earning assets:
Loans (2)                                  $   6,064,826    130,877      8.67 %
U.S. Treasury and agency obligations (3)       1,559,996     26,758      6.86
States and political subdivision
  obligations                                     71,307      1,530      8.59
Equity securities and other securities (3)        49,378        995      8.06
Federal funds sold and other short-term
  investments                                     28,515        449      6.34
Time deposits in other banks                      66,205      1,065      6.47
                                               ---------    -------      ----
    Total earning assets (3)                   7,840,227    161,674      8.28
                                                            -------      ----
Non-earning assets:
Cash and due from banks                          217,144
Premises and equipment                           114,896
All other assets, net                            127,336
                                               ---------
    Total assets                           $   8,299,603
                                               =========

Interest-bearing liabilities:
Savings and time deposits                  $   5,897,538     65,263      4.45 %
Other short-term borrowed funds                  381,663      5,147      5.49
Long-term debt                                   370,006      5,556      6.05
                                               ---------     ------      ----
    Total interest-bearing liabilities         6,649,207     75,966      4.59
                                                             ------      ----
Other liabilities and shareholders' equity:
Demand deposits                                  826,173
Other liabilities                                 99,666
Shareholders' equity                             724,557
                                               ---------
    Total liabilities and shareholders'
      equity                               $   8,299,603
                                               =========
Net interest income and net interest
   margin (4)                                            $    85,708     4.38 %
                                                              ======     ====
Interest rate spread (5)                                                 3.69 %
                                                                         ====

                         CCB FINANCIAL CORPORATION
            Average Balances and Net Interest Income Analysis
         Three Months Ended March 31, 2000 and 1999, continued
             (Taxable Equivalent Basis-In Thousands) (1)

                                                           1999
                                              -------------------------------
                                                         Interest   Average
                                              Average     Income/    Yield/
                                              Balance     Expense     Rate
Earning assets:
Loans (2)                                  $   5,424,018    117,419      8.76 %
U.S. Treasury and agency obligations (3)       1,232,462     20,770      6.74
States and political subdivision
  obligations                                     78,312      1,703      8.69
Equity securities and other securities (3)        47,161        929      7.88
Federal funds sold and other short-term
  investments                                    472,695      5,622      4.82
Time deposits in other banks                      41,383        504      4.94
                                               ---------    -------      ----
    Total earning assets (3)                   7,296,031    146,947      8.13
                                                            -------      ----
Non-earning assets:
Cash and due from banks                          222,738
Premises and equipment                            93,833
All other assets, net                             63,362
                                               ---------
    Total assets                           $   7,675,964
                                               =========

Interest-bearing liabilities:
Savings and time deposits                  $   5,598,192     56,236      4.07 %
Other short-term borrowed funds                  244,873      2,549      4.22
Long-term debt                                   216,618      3,330      6.22
                                               ---------     ------      ----
    Total interest-bearing liabilities         6,059,683     62,115      4.15
                                                             ------      ----
Other liabilities and shareholders' equity:
Demand deposits                                  829,826
Other liabilities                                 97,154
Shareholders' equity                             689,301
                                               ---------
    Total liabilities and shareholders'
      equity                               $   7,675,964
                                               =========
Net interest income and net interest
   margin (4)                                                84,832      4.68 %
                                                             ======      ====
Interest rate spread (5)                                                 3.98 %
                                                                         ====

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2000 and 1999.
(2) The average loan balances include non-accruing loans. Loan fees of $3,521,000 and $4,536,000 for 2000 and 1999, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.


to March 31, 2000, the Federal Reserve Bank increased the discount rate four times, each time by 25 basis points. As the discount rate generally affects other interest rates, CCB's prime rate has risen from 7.75% at March 31, 1999 to 8.50% at December 31, 1999 and ended at 9.00% at March 31, 2000. With our balance sheet being liability sensitive, in times of rising interest rates, we feel the effect of higher costs of interest-bearing liabilities sooner than increases in yield from earning assets. Another contributing factor was an unfavorable shift in the mix of funding as growth occurred almost entirely in higher cost sources of deposits and other funding. As a result of the above factors, the net interest margin declined 30 basis points to 4.38% and net interest income only increased by $876,000 or 1%. Management expects additional increases in short-term interest rates in 2000 as the Federal Reserve acts to combat inflationary pressures which will put further pressure on our interest rate spread and net interest margin.

Provision for Loan Losses
The provision for loan losses during the first quarter of 2000 was $2.1 million compared to $1.8 million in the first quarter of 1999. Net loan charge-offs were .08% (annualized) and .22% (annualized) for the respective periods. Net charge-offs have declined significantly since the late second quarter 1999 sale of consumer credit card receivables. For the first two quarters of 1999, net charge-offs of credit card receivables amounted to approximately 34% of all loan charge-offs while portfolio balances approximated less than 3% of total loan outstandings. Due to the significant decreases in net charge-offs, the composition of risk assets and the estimated level of probable losses inherent in the loan portfolio, the reserve for loan losses to loans outstanding was reduced from 1.33% at March 31, 1999 and 1.30% at December 31, 1999 to 1.27% at March 31, 2000. See Financial Condition for a discussion of risk assets.

Noninterest Income and Expense
Other income, excluding investment securities transactions and the previously mentioned branch sale gain and gain on the sale of mortgage loans in 1999, increased $1.7 million or 5.6% in the first quarter of 2000 to $31.6 million. We had a $1.6 million increase in service charges on deposit accounts. The service charge increase resulted primarily from increased deposit volumes and repricing of certain deposit services based upon the results of product profitability analyses and competitive analysis. Sales and insurance commissions increased $1.3 million primarily due to an increase in brokerage fees. Merchant discount increased $798,000 from 1999. Trust and custodian fees increased $227,000 due to growth in assets managed. With the rise in mortgage loan interest rates beginning in 1999 and continuing into 2000, the volume of mortgage originations dropped significantly. Consequently, mortgage operations income for 2000 amounted to $1 million compared to 1999's $4.4 million.

Other expenses increased in the 2000 period by $1.8 million or 3.1%. This is partially explained by a $1.3 million increase in personnel expense from 1999's level. The increase was due to general salary increases and a larger workforce. Average assets per employee has improved from $2.79 million in March 1999 to $2.97 million in March 2000. Occupancy and equipment increased $913,000 due to general growth of CCB's operations.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to 1.41% for the three months ended March 31, 2000 from 1.45% for the same period in 1999. CCB's efficiency ratio (noninterest expense as a percentage of taxable equivalent net interest income and other income) was 51.92% for the three months ended March 31, 2000 and 50.67% for the 1999 period. The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended March 31, 2000 and 1999.

                                            2000       1999
                                            ----       ----
Noninterest income                          1.54%      1.69
                                            ----       ----
Personnel expense                           1.65       1.74
Occupancy and equipment expense              .44        .44
Other operating expense                      .86        .96
                                            ----       ----
Noninterest expense                         2.95       3.14
                                            ----       ----
Net overhead                                1.41%      1.45
                                            ====       ====

The effective income tax rate was 34% in 2000 compared to 34.9% in the same period of 1999. Tax planning strategies adopted in 1998 and 1999 caused the decline in the effective tax rate.

Financial Condition

Total assets have increased $746.3 million since March 31, 1999 with the majority of the increase in interest-earning assets. Average assets have increased from $7.7 billion for the quarter ended March 31, 1999 to $8.3 billion for the quarter ended March 31, 2000.

At March 31, 2000, risk assets (consisting of nonaccrual loans, foreclosed real estate, restructured loans and accruing loans 90 days or more past due) amounted to $32.1 million or .52% of outstanding loans and foreclosed real estate. This compares to $23.3 million or
 .43% at March 31, 1999. The majority of the increase resulted from three unrelated loans, two of which are secured by commercial real estate. We expect to collect substantially all of the principal on the three loans. The reserve for loan losses to risk assets was 2.43x at March 31, 2000 compared to 3.14x at December 31, 1999 and 3.09x at March 31, 1999.

CCB's capital position has historically been strong as evidenced by the ratio of average shareholders' equity to average total assets of 8.73% and 8.98% for the three months ended March 31, 2000 and 1999, respectively. Since 1998, we have been purchasing and retiring our common shares as part of capital management. We repurchased and retired 390,000 shares of common stock during 2000 and 1,509,634 shares during the year ended December 31, 1999. The average cost of the shares repurchased was $39.77 and $49.68 per share for 2000 and 1999, respectively. CCB's book value per share increased from $17.21 at March 31, 1999 to $18.42 at March 31, 2000, a 7% increase.

The unrealized losses on investment securities available for sale, net of applicable tax benefit, increased $4.3 million from December 31, 1999 to result in an after-tax unrealized loss at March 31, 2000 of $18.1 million. As of March 31, 2000, unrealized losses on investment securities available for sale, net of applicable tax benefits, lowered book value per share by $.47.

On April 18, 2000, CCB's Board of Directors declared a quarterly cash dividend of $.29 per common share. The dividend is payable July 3, 2000, to shareholders of record as of June 15, 2000.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% but may be raised from 100 to 200 basis points based on an individual bank's regulatory examination rating and growth profile. The minimum risk-adjusted capital ratios are 4% for Tier I capital and 8% for total capital. CCB and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. The following table discloses CCB's components of capital, risk-adjusted asset information and capital ratios (in thousands).

                                             As of March 31,
                                           2000            1999
                                           ----            ----
Tier I capital                    $      712,426         652,178
Tier II capital:
   Allowable loan loss reserve            78,177          70,203
   Subordinated debt                      19,791          26,388
   Other                                       -             507
                                         -------         -------
      Total capital               $      810,394         749,276
                                         =======         =======
Risk-adjusted assets              $    6,459,569       5,614,386
Average regulatory assets              8,263,930       7,645,321

Tier I capital ratio                       11.03 %         11.62
Total capital ratio                        12.55           13.35
Leverage ratio                              8.62            8.53


The Subsidiary Banks also have the highest rating in regards to the FDIC insurance assessment and, accordingly, pay the lowest deposit insurance premium.


AFB Merger

During the second quarter of 2000, we anticipate merging AFB into CCB. All AFB branches will become CCB branches. As part of the merger, some AFB subsidiaries may be dissolved or merged into existing CCB Bank subsidiaries for operational efficiencies. Job loss from the merger is anticipated to be minimal.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

CCB's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of CCB's loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. CCB does not maintain a trading account nor is CCB subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO"), comprised of senior management. ALCO regularly reviews CCB's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of
CCB's funding sources.   Management will continue to monitor CCB's
interest rate risk position to minimize the adverse impact on earnings caused by changes in interest rates.

As of March 31, 2000, management believes that there have been no significant changes in market risk as disclosed in CCB's Annual Report on Form 10-K for the year ended December 31, 1999. Management believes that it has accomplished its objective to avoid material negative changes in net income resulting from changes in interest rates.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a).  Exhibits

       Exhibit 27   Financial Data Schedule as of March 31, 2000.

(b).  Reports on Form 8-K

         A Current Report on Form 8-K dated February 1, 2000 was filed under Items 5 and 7 announcing the approval of a continuance of CCB's stock repurchase plan.

         A Current Report on Form 8-K dated March 17, 2000, as amended, was filed under Items 5 and 7 announcing the adoption of a definitive agreement to merge with National Commerce
      Bancorporation.
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CCB FINANCIAL CORPORATION
                                        Registrant


Date: May 11, 2000                      /s/ ERNEST C. ROESSLER
                                        Ernest C. Roessler
                                        Chairman, President and
                                        Chief Executive Officer


Date: May 11, 2000                      /s/ SHELDON M. FOX
                                        Sheldon M. Fox
                                        Executive Vice President and
                                        Chief Financial Officer


Date: May 11, 2000                      /s/ W. HAROLD PARKER, JR.
                                        W. Harold Parker, Jr.
                                        Senior Vice President and
                                        Controller
                                        (Chief Accounting Officer)